Form 10-Q
period 2023-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2023-05-10
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 483,988,282 shares of the registrant’s common stock ($0.01 par value) outstanding on April 28, 2023.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
COVID	Coronavirus Disease
CRE	Commercial Real Estate
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
Investors	Investors Bancorp, Inc. and its subsidiaries
Citizens Financial Group, Inc. | 3

JMP	JMP Group LLC
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NCOs	Net charge-offs
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
Tailoring Rules	Rules establishing risk-based categories for determining prudential standards for large U.S. and foreign banking organizations, consistent with the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entities
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
•The general state of the economy and employment, as well as general business and economic conditions, and changes in the competitive environment;
•Our capital and liquidity requirements under regulatory standards and our ability to generate capital and liquidity on favorable terms;
•The effect of changes in the level of commercial and consumer deposits on our funding costs and net interest margin;
•Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including the anticipated benefits of the Investors acquisition and HSBC transaction;
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
Citizens Financial Group, Inc. | 6

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
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2022 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $222.3 billion in assets as of March 31, 2023. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,400 ATMs and more than 1,100 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to the unaudited interim Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2022 Form 10-K.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying” results and “including AOCI impact”. Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of Underlying results increases comparability of period-to-period results.
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term Underlying. Where there is a reference to these metrics in that paragraph, all measures that follow are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Key Highlights
Net income increased $91 million for the three months ended March 31, 2023, with earnings per diluted common share up $0.07 to $1.00 compared to the same period in 2022.
Results reflect notable items of $49 million or $0.10 per diluted common share, net of tax benefit, for the three months ended March 31, 2023, compared to $56 million or $0.14 per diluted common share, net of tax benefit, for the same period in 2022.

Table 1: Notable Items	Three Months Ended March 31, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$168	$—	$—	$—	$168
Noninterest expense	1,296	52	14	—	1,230
Income tax expense	153	(13)	(4)	—	170

	Three Months Ended March 31, 2022
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$3	$—	$—	$24	($21)
Noninterest expense	1,106	37	11	—	1,058
Income tax expense	116	(10)	—	(6)	132
(1) Includes integration related costs associated with acquisitions.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three months ended March 31, 2023 and 2022, and income tax impacts related to legacy tax matters for the three months ended March 31, 2022.
(3) Includes the initial provision for credit losses of $24 million tied to the HSBC transaction. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
•Net income available to common stockholders increased $92 million to $488 million for the three months ended March 31, 2023, compared to the same period in 2022.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $537 million for the three months ended March 31, 2023, compared with $452 million for the same period in 2022.
◦On an Underlying basis, earnings per diluted common share of $1.10 for the three months ended March 31, 2023, compared to $1.07 for the same period in 2022.
•Total revenue increased $483 million to $2.1 billion for the three months ended March 31, 2023, compared to the same period in 2022, driven by an increase of 43% in net interest income, including the impacts of the HSBC transaction and Investors acquisition.
•The efficiency ratio of 60.9% for the three months ended March 31, 2023, compared to 67.2% for the same period in 2022.
◦On an Underlying basis, the efficiency ratio of 57.8% for the three months ended March 31, 2023, compared to 64.3% for the same period in 2022.
•ROTCE of 14.4% for the three months ended March 31, 2023, compared to 11.4% for the same period in 2022.
◦On an Underlying basis, ROTCE of 15.8% for the three months ended March 31, 2023, compared to 13.0% for the same period in 2022.
•Tangible book value per common share of $29.44 increased 6% from December 31, 2022.
For additional information regarding our financial performance, see “Results of Operations” included in this report.

Citizens Financial Group, Inc. | 8

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to the “Market Risk” and “Risk Governance” sections of our 2022 Form 10-K.

Table 2: Major Components of Net Interest Income
	Three Months Ended March 31,
	2023			2022			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$5,899	$69	4.65%	$8,055	$4	0.21%	($2,156)	444 bps
Taxable investment securities	38,953	266	2.74	29,245	138	1.88	9,708	86
Non-taxable investment securities	2	—	2.68	2	—	2.60	—	8
Total investment securities	38,955	266	2.74	29,247	138	1.88	9,708	86
Commercial and industrial	51,993	735	5.66	44,947	328	2.91	7,046	275
Commercial real estate	28,892	416	5.75	14,066	90	2.57	14,826	318
Leases	1,436	12	3.33	1,560	11	2.81	(124)	52
Total commercial	82,321	1,163	5.65	60,573	429	2.83	21,748	282
Residential mortgages	30,075	250	3.33	23,461	169	2.88	6,614	45
Home equity	14,073	240	6.92	12,124	90	3.02	1,949	390
Automobile	11,937	119	4.04	14,534	127	3.55	(2,597)	49
Education	12,796	154	4.88	13,034	131	4.07	(238)	81
Other retail	5,290	121	9.25	5,428	102	7.63	(138)	162
Total retail	74,171	884	4.81	68,581	619	3.65	5,590	116
Total loans and leases	156,492	2,047	5.25	129,154	1,048	3.26	27,338	199
Loans held for sale, at fair value	1,009	15	5.87	2,366	16	2.70	(1,357)	317
Other loans held for sale	197	5	9.98	454	7	5.89	(257)	409
Interest-earning assets	202,552	2,402	4.76	169,276	1,213	2.88	33,276	188
Noninterest-earning assets	20,159			19,041			1,118
Total assets	$222,711			$188,317			$34,394
Liabilities and Stockholders’ Equity
Checking with interest	$35,974	$97	1.09%	$30,417	$5	0.07%	$5,557	102
Money market	49,942	287	2.33	47,220	12	0.10	2,722	223
Savings	29,460	79	1.09	23,835	5	0.08	5,625	101
Term	12,839	87	2.72	4,970	3	0.29	7,869	243
Total interest-bearing deposits	128,215	550	1.74	106,442	25	0.10	21,773	164
Short-term borrowed funds	542	6	4.97	29	—	3.50	513	147
Long-term borrowed funds	17,780	203	4.55	6,066	41	2.66	11,714	189
Total borrowed funds	18,322	209	4.57	6,095	41	2.66	12,227	191
Total interest-bearing liabilities	146,537	759	2.09	112,537	66	0.23	34,000	186
Demand deposits	46,135			48,641			(2,506)
Other noninterest-bearing liabilities	6,323			4,144			2,179
Total liabilities	198,995			165,322			33,673
Stockholders’ equity	23,716			22,995			721
Total liabilities and stockholders’ equity	$222,711			$188,317			$34,394
Interest rate spread			2.67%			2.65%		2
Net interest income and net interest margin		$1,643	3.29%		$1,147	2.75%		54
Net interest income and net interest margin, FTE(1)		$1,647	3.30%		$1,149	2.75%		55
Memo: Total deposits (interest-bearing and demand)	$174,350	$550	1.28%	$155,083	$25	0.07%	$19,267	121	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Citizens Financial Group, Inc. | 9

Net interest income increased $496 million, or 43%, for the three months ended March 31, 2023, compared to the same period in 2022, reflecting higher net interest margin and growth of 20% in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition.
Net interest margin on a FTE basis increased 55 basis points to 3.30% for the three months ended March 31, 2023, compared to the same period in 2022, reflecting higher interest-earning asset yields given higher market interest rates and interest-earning asset growth, partially offset by increased funding costs. Average interest-earning asset yields increased 188 basis points to 4.76%, while average interest-bearing liability costs increased 186 basis points to 2.09%, compared to the same period.
Average interest-earning assets increased $33.3 billion, or 20%, for the three months ended March 31, 2023, compared to the same period in 2022, reflecting the impacts of the HSBC transaction and Investors acquisition. Growth of $27.3 billion in loans and leases and $9.7 billion in investments was partially offset by a decline of $2.2 billion in cash held in interest-bearing deposits and $1.6 billion in LHFS.
Average deposits increased $19.3 billion, or 12%, for the three months ended March 31, 2023, compared to the same period in 2022, primarily attributable to the HSBC transaction and Investors acquisition.
Average total borrowed funds increased $12.2 billion for the three months ended March 31, 2023, compared to the same period in 2022, driven by the Investors acquisition, an increase in FHLB advances and the issuance of senior debt.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended March 31,
(dollars in millions)	2023	2022	Change	Percent
Service charges and fees	$100	$98	$2	2%
Capital markets fees	83	93	(10)	(11)
Card fees	72	60	12	20
Mortgage banking fees	57	69	(12)	(17)
Trust and investment services fees	63	61	2	3
Foreign exchange and derivative products	48	51	(3)	(6)
Letter of credit and loan fees	40	38	2	5
Securities gains, net	5	4	1	25
Other income(1)	17	24	(7)	(29)
Noninterest income	$485	$498	($13)	(3%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
Noninterest income decreased for the three months ended March 31, 2023, compared to the same period in 2022, highlighted by the following significant changes.
•Mortgage banking fees declined driven by lower production volumes, partially offset by improved gain-on-sale margins and higher servicing revenue.
•Card fees increased given higher transaction volumes.
•Capital markets fees decreased reflecting lower syndication fees, partially offset by higher merger and acquisition advisory, and underwriting fees.
•Other income decreased reflecting higher derivative expense associated with hedging customer risk given wider spreads.
Citizens Financial Group, Inc. | 10

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended March 31,
(dollars in millions)	2023	2022	Change	Percent
Salaries and employee benefits	$658	$594	$64	11%
Outside services	176	169	7	4
Equipment and software	169	150	19	13
Occupancy	124	83	41	49
Other operating expense	169	110	59	54
Noninterest expense	$1,296	$1,106	$190	17%
Noninterest expense increased for the three months ended March 31, 2023, compared to the same period in 2022, driven primarily by acquisition and integration-related costs, and higher other operating expense associated with FDIC insurance and fraud losses, partially offset by the benefit of efficiency initiatives.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Allowance for Credit Losses and Nonaccrual Loans and Leases” for more information.
Credit provision expense of $168 million for the three months ended March 31, 2023, compared to $3 million for the same period in 2022. The provision expense for the three months ended March 31, 2023 reflects an increased net charge-off level and a focus on the CRE general office portfolio given return to office dynamics and rising interest rates. For the three months ended March 31, 2022, the provision expense reflects low charge-off levels and reduced reserve requirements as COVID concerns subsided.
Income Tax Expense
Income tax expense of $153 million increased $37 million for the three months ended March 31, 2023, compared to the same period in 2022. The effective income tax rate of 23.0% for the same period increased from 21.7%, compared to the same period in 2022, primarily driven by the adoption of the proportional amortization method for qualified investments in tax credit structures and increased non-deductible FDIC premium expense. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
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
There have been no significant changes in our methodologies used to allocate items to our business operating segments as described in Note 26 in our 2022 Form 10-K.
Citizens Financial Group, Inc. | 11

The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 16 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Three Months Ended March 31,		Three Months Ended March 31,
(dollars in millions)	2023	2022	2023	2022
Net interest income	$1,096	$857	$597	$416
Noninterest income	256	257	201	213
Total revenue	1,352	1,114	798	629
Noninterest expense	889	784	331	272
Profit before credit losses	463	330	467	357
Net charge-offs	83	49	47	12
Income before income tax expense	380	281	420	345
Income tax expense	99	72	101	74
Net income	$281	$209	$319	$271
Average Balances:
Total assets	$87,558	$77,551	$78,891	$61,118
Total loans and leases(1)	81,190	73,233	75,734	58,007
Deposits	115,578	104,663	48,966	44,520
Interest-earning assets	81,871	74,052	76,130	58,312
(1) Includes LHFS.
Consumer Banking
Net interest income increased $239 million, or 28%, for the three months ended March 31, 2023, compared to the same period in 2022, driven by higher net interest margin and growth in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition, partially offset by higher funding costs. Average loans increased $8.0 billion, or 11%, for the same period, reflecting the impacts of the HSBC transaction and Investors acquisition, as well as growth in home equity and mortgage, partially offset by planned runoff in auto. Average deposits increased $10.9 billion, or 10%, for the same period, reflecting the impacts of the HSBC transaction and Investors acquisition.
Noninterest income decreased $1 million for the three months ended March 31, 2023, compared to the same period in 2022, driven by a decline in mortgage banking fees reflecting lower production volumes, partially offset by improved gain-on-sale margins and higher servicing revenue, and service charges and fees given the elimination of non-sufficient funds fees. These decreases were partially offset by higher card fees given higher transactions volumes and higher trust and investment services fees reflecting increased investment sales, partially offset by lower fees on assets under management.
Noninterest expense increased $105 million, or 13%, for the three months ended March 31, 2023, compared to the same period in 2022, driven primarily by acquisition and integration-related costs, and higher other operating expense associated with FDIC insurance and fraud losses, partially offset by the benefit of efficiency initiatives.
Net charge-offs increased $34 million, or 69%, for the three months ended March 31, 2023, compared to the same period in 2022, driven by other retail, auto and home equity as credit losses continue to gradually normalize off pandemic-era lows.
Commercial Banking
Net interest income increased $181 million, or 44%, for the three months ended March 31, 2023, compared to the same period in 2022, reflecting higher net interest margin and growth in average interest-earning assets, including the impact of the Investors acquisition. The increase in net interest margin reflects higher interest-earning asset yields given higher market interest rates and interest-earning asset growth, partially offset by higher funding costs.
Citizens Financial Group, Inc. | 12

Noninterest income decreased $12 million, or 6%, for the three months ended March 31, 2023, compared to the same period in 2022, driven by a decline in capital markets fees reflecting lower syndication fees, partially offset by higher mergers and acquisitions advisory, and underwriting fees, and other income reflecting higher derivative expense associated with hedging customer risk given wider spreads. These decreases were partially offset by higher service charges and fees reflecting the benefit of acquisitions and improvement in Treasury Solutions fees and higher card fees given higher transaction volumes.
Noninterest expense increased $59 million, or 22%, for the three months ended March 31, 2023, compared to the same period in 2022, driven primarily by acquisition and integration-related costs, and higher other operating expense associated with FDIC insurance, partially offset by the benefit of efficiency initiatives.
Net charge-offs increased $35 million for the three months ended March 31, 2023, compared to the same period in 2022, as credit losses continue to gradually normalize off pandemic-era lows.
ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of AFS and HTM Securities
	March 31, 2023		December 31, 2022
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$3,378	$3,252	$3,678	$3,486
State and political subdivisions	2	2	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,957	19,125	21,250	19,062
Other/non-agency	280	251	280	251
Total mortgage-backed securities	21,237	19,376	21,530	19,313
Collateralized loan obligations	1,248	1,215	1,248	1,206
Total debt securities available for sale	$25,865	$23,845	$26,458	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$9,125	$8,540	$9,253	$8,506
Total mortgage-backed securities	9,125	8,540	9,253	8,506
Asset-backed securities	552	524	581	536
Total debt securities held to maturity	$9,677	$9,064	$9,834	$9,042
Total debt securities available for sale and held to maturity	$35,542	$32,909	$36,292	$33,049
Equity securities (at cost)	$1,228	$1,228	$1,058	$1,058
Equity securities (at fair value)	143	143	153	153
The primary objective of the securities portfolio is to provide a ready source of liquidity and is an effective mitigant of interest rate risk. The portfolio primarily includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity. The amount by which amortized cost exceeded fair value improved by approximately $600 million from $3.2 billion at December 31, 2022, to $2.6 billion at March 31, 2023.
As of March 31, 2023, U.S. Treasury, GNMA and GSE-issued mortgage-backed securities represent 94% of the fair value of our debt securities portfolio holdings, with approximately $27.3 billion in fair value of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, the Fixed Income Clearing Corporation bilateral repurchase agreement market, and the Bank Term Funding Program. Under the Bank Term Funding Program, securities are pledged at par value instead of fair value.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk Management and Governance” section in this document. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2022 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk
Citizens Financial Group, Inc. | 13

framework and limits. As of March 31, 2023 and December 31, 2022, the portfolio’s average effective duration remained stable at 5.8 years.
Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	March 31, 2023	December 31, 2022	Change	Percent
Commercial and industrial	$50,450	$51,836	($1,386)	(3)%
Commercial real estate	28,999	28,865	134	—
Leases	1,417	1,479	(62)	(4)
Total commercial	80,866	82,180	(1,314)	(2)
Residential mortgages	30,362	29,921	441	1
Home equity	14,135	14,043	92	1
Automobile	11,535	12,292	(757)	(6)
Education	12,634	12,808	(174)	(1)
Other retail	5,156	5,418	(262)	(5)
Total retail	73,822	74,482	(660)	(1)
Total loans and leases	$154,688	$156,662	($1,974)	(1)%
Total loans and leases as of March 31, 2023 decreased compared to December 31, 2022, reflecting a $1.3 billion decrease in commercial given loan sales as part of balance sheet optimization actions and reduced line utilization by companies in anticipation of a softer economic environment, and a $660 million decrease in retail, given planned runoff in auto, partially offset by growth in mortgage and home equity.
Allowance for Credit Losses and Nonaccrual Loans and Leases
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4 of this report, and “Critical Accounting Estimates — Allowance for Credit Losses” and Note 6 in our 2022 Form 10-K.
The ACL of $2.3 billion at March 31, 2023 compared with an ACL of $2.2 billion as of December 31, 2022, reflecting a reserve increase of $35 million. For further information see Note 4.

Table 8: ACL and Related Coverage Ratios by Portfolio
	March 31, 2023			December 31, 2022
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$50,450	$601	1.19%	$51,836	$581	1.12%
Commercial real estate	28,999	486	1.67	28,865	456	1.58
Leases	1,417	24	1.72	1,479	23	1.59
Total commercial	80,866	1,111	1.37	82,180	1,060	1.29
Residential mortgages	30,362	207	0.68	29,921	207	0.69
Home equity	14,135	95	0.67	14,043	89	0.63
Automobile	11,535	121	1.05	12,292	131	1.07
Education	12,634	266	2.11	12,808	268	2.09
Other retail	5,156	217	4.22	5,418	228	4.21
Total retail	73,822	906	1.23	74,482	923	1.24
Total loans and leases	$154,688	$2,017	1.30%	$156,662	$1,983	1.27%
Allowance for Unfunded Lending Commitments
Commercial(1)		$215	1.64%		$207	1.54%
Retail(2)		43	1.29		50	1.31
Total allowance for unfunded lending commitments		258			257
Allowance for credit losses	$154,688	$2,275	1.47%	$156,662	$2,240	1.43%
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

Citizens Financial Group, Inc. | 14

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	March 31, 2023	December 31, 2022	Change		Percent
Commercial and industrial	$297	$249	$48		19%
Commercial real estate	140	103	37		36
Leases	—	—	—		—
Total commercial	437	352	85		24
Residential mortgages	216	234	(18)		(8)
Home equity	240	241	(1)		—
Automobile	50	56	(6)		(11)
Education	23	33	(10)		(30)
Other retail	30	28	2		7
Total retail	559	592	(33)		(6)
Nonaccrual loans and leases	$996	$944	$52		6%
Nonaccrual loans and leases to total loans and leases	0.64%	0.60%	4	bps
Allowance for loan and lease losses to nonaccrual loans and leases	203%	210%	(7%)
Allowance for credit losses to nonaccrual loans and leases	229%	237%	(8%)

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended March 31,
	2023			2022
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$52	$51,993	0.40%	$11	$44,947	0.10%
Commercial real estate	3	28,892	0.05	—	14,066	—
Leases	(3)	1,436	(0.85)	—	1,560	0.10
Total commercial	52	82,321	0.26	11	60,573	0.08
Residential mortgages	1	30,075	0.01	—	23,461	—
Home equity	(3)	14,073	(0.07)	(9)	12,124	(0.32)
Automobile	15	11,937	0.51	6	14,534	0.18
Education	18	12,796	0.57	16	13,034	0.49
Other retail	50	5,290	3.81	35	5,428	2.61
Total retail	81	74,171	0.44	48	68,581	0.28
Total loans and leases	$133	$156,492	0.34%	$59	$129,154	0.19%
For the three months ended March 31, 2023, the NCO ratio increased 15 basis points and net charge-offs of $133 million increased $74 million compared to the same period in 2022. The increase in net charge-offs reflects a $33 million increase in retail, primarily other retail, auto and home equity, and a $41 million increase in commercial as credit losses continue to gradually normalize off pandemic-era lows.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. As discussed in our 2022 Form 10-K, we utilize regulatory classification ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $7.4 billion at March 31, 2023 increased $1.9 billion compared with December 31, 2022.
Commercial and industrial criticized balances of $3.6 billion at March 31, 2023, increased from $3.1 billion at December 31, 2022, primarily driven by the impact of increasing interest rates and certain sector-specific employment and reimbursement challenges in Healthcare and Social Assistance.
Commercial real estate criticized balances of $3.7 billion increased from $2.4 billion at December 31, 2022, primarily driven by the combined impacts of interest rates and return-to-office dynamics on the Office sector and the impacts of interest rates on the Multi-family sector. In the general office commercial real estate sector, approximately 24% of the $4.1 billion in balances are criticized at March 31, 2023.
Citizens Financial Group, Inc. | 15

Table 11: Commercial Loans and Leases
	March 31, 2023		December 31, 2022
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Sector
Finance and insurance
Capital call facilities	$6,507	4%	$6,753	4%
Other	5,815	4	5,310	3
Other manufacturing	4,325	3	4,474	3
Technology	4,211	3	4,367	3
Accommodation and food services	3,440	2	3,572	2
Health, pharma, and social assistance	3,061	2	3,056	2
Professional, scientific, and technical services	2,839	2	3,067	2
Wholesale trade	2,817	2	2,955	2
Retail trade	2,345	1	2,391	2
Other services	2,516	2	2,713	2
Energy and related	2,076	1	2,299	1
Real estate and rental and leasing	1,586	1	1,542	1
Consumer products manufacturing	1,428	1	1,511	1
Administrative and waste management services	1,733	1	1,710	1
Arts, entertainment, and recreation	1,550	1	1,587	1
Automotive	1,260	1	1,316	1
All other(1)	2,941	2	3,091	2
Total commercial and industrial	50,450	33	51,715	33
Property type
Multi-family	8,612	6	8,696	6
Office	6,282	4	6,253	4
Retail	3,476	2	3,208	2
Industrial	3,554	2	3,344	2
Co-op	1,859	1	1,824	1
Data centers	808	1	870	1
Hospitality	656	—	638	—
All other(1)	3,752	2	4,032	2
Total commercial real estate	28,999	18	28,865	18
Total leases	1,417	1	1,479	1
Total commercial(2)	$80,866	52%	$82,059	52%
(1) Includes deferred fees and costs.
(2) Excludes PPP loans of $121 million as of December 31, 2022.
Retail Loan Asset Quality
We utilize credit scores provided by FICO, which are generally refreshed on a quarterly basis, and payment and delinquency status, among other data points, to monitor credit quality for retail loans. Management believes FICO credit scores are the strongest indicator of potential credit losses over the contractual life of the loan. These scores represent current and historical national industry-wide consumer level credit performance data, which management considers to predict a borrower’s future payment performance. The largest portion of the retail portfolio is represented by borrowers located in the New England, Mid-Atlantic and Midwest regions. However, we do lend selectively in areas outside the footprint, primarily in automobile finance and education lending.
Citizens Financial Group, Inc. | 16

Table 12: Retail Loan Portfolio Analysis
	March 31, 2023					December 31, 2022
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	97.35%	0.67%	0.24%	1.03%	0.71%	97.68%	0.32%	0.15%	1.07%	0.78%
Home equity	97.66	0.48	0.16	—	1.70	97.68	0.46	0.14	—	1.72
Automobile	98.17	1.11	0.29	—	0.43	97.93	1.24	0.37	—	0.46
Education	99.43	0.26	0.11	0.02	0.18	99.30	0.28	0.13	0.03	0.26
Other retail	97.64	0.81	0.52	0.45	0.58	97.71	0.81	0.55	0.41	0.52
Total retail	97.91%	0.64%	0.23%	0.46%	0.76%	98.02%	0.52%	0.21%	0.46%	0.79%
(1) 90+ days past due and accruing includes $309 million and $316 million of loans fully or partially guaranteed by the FHA, VA, and USDA at March 31, 2023 and December 31, 2022, respectively.

Table 13: Retail Asset Quality Metrics
	March 31, 2023	December 31, 2022
Average refreshed FICO for total portfolio	771	770
CLTV ratio for secured real estate(1)	51%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 14: Composition of Deposits
(dollars in millions)	March 31, 2023	% of Total Deposits	December 31, 2022	% of Total Deposits
Demand	$44,326	26%	$49,283	27%
Money market	48,905	28	49,905	28
Checking with interest	34,496	20	39,721	22
Savings	29,789	17	29,805	16
Term	14,678	9	12,010	7
Total deposits	$172,194	100%	$180,724	100%
Total deposits as of March 31, 2023 decreased compared to December 31, 2022, driven by seasonal and rate-related outflows.

Table 15: Insured/Secured Deposits
(dollars in millions)	March 31, 2023
Total deposits	$172,194

Estimated uninsured deposits(1)	78,395
Less: Uninsured affiliate deposits eliminated in consolidation	15,406
Less: Secured deposits(1)	8,344
CFG adjusted uninsured, excluding secured deposits	54,645
Total estimated insured/secured deposits	$117,549
Insured/secured deposits to total deposits	68%
(1) As reported on CBNA’s 3/31/23 Call Report.
Estimated CFG insured/secured deposits totaled $117.5 billion, comprised of $109.2 billion of insured deposits and $8.3 billion of collateralized preferred deposits from states and municipalities, making up 68% of our consolidated deposit base of $172.2 billion as of March 31, 2023.
Citizens Financial Group, Inc. | 17

Table 16: Term Deposits in Excess of the FDIC Insurance Limit by Remaining Maturity
(dollars in millions)	March 31, 2023
Three months or less	$793
After three months through six months	39
After six months through twelve months	422
After twelve months	25
Total term deposits(1)	$1,279
(1) Includes term deposits per account in excess of $250,000.
Borrowed Funds
Total borrowed funds of $19.9 billion as of March 31, 2023 increased $4.0 billion compared to December 31, 2022, primarily driven by an increase in FHLB advances. For more information regarding our borrowed funds, see “Liquidity” and Note 7.
CAPITAL AND REGULATORY MATTERS
As a bank holding company and financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change.
Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “Capital and Regulatory Matters” in our 2022 Form 10-K.
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s Tailoring Rules, Category IV firms, such as us, are subject to biennial supervisory stress testing in even-numbered years. To incorporate the effects of the Investors acquisition on our capital requirements, the FRB is requiring that we participate in the 2023 CCAR supervisory stress test.
Under the SCB framework, firms must maintain capital ratios above the sum of its minimum and SCB requirements to avoid restrictions on capital distributions and discretionary bonus payments. Our SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. Our SCB associated with the 2022 supervisory stress test is 3.4%, effective until September 30, 2023. We submitted our 2023 Capital Plan to the FRB on April 4, 2023 and expect the FRB to provide us with our preliminary SCB requirement in June and our final SCB requirement by August 31, 2023. The final SCB requirement will become effective on October 1, 2023 and will remain in effect until September 30, 2024.
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
For more information on our capital adequacy process, see the “Regulation and Supervision”, “Capital and Regulatory Matters” and “Tailoring of Prudential Requirements” sections in our 2022 Form 10-K.
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
Citizens Financial Group, Inc. | 18

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2022 Form 10-K. The table below presents our regulatory capital ratios under the U.S. Basel III Standardized rules:

Table 17: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2023		December 31, 2022		Required Minimum Capital Ratios(1)
(dollars in millions)	Amount	Ratio	Amount	Ratio
CET1 capital	$18,370	10.0%	$18,574	10.0%	7.9%
Tier 1 capital	20,384	11.1	20,588	11.1	9.4
Total capital	23,720	12.9	23,755	12.8	11.4
Tier 1 leverage	20,384	9.4	20,588	9.3	4.0
Risk-weighted assets	183,246		185,224
Quarterly adjusted average assets(2)	217,998		220,779
(1) Represents minimum requirement under the current capital framework plus the SCB of 3.4%. The SCB is not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At March 31, 2023, our CET1 and tier 1 capital ratios were flat compared to December 31, 2022. Net income and a $2.0 billion decrease in RWA driven by a decline in commercial and auto loans, was offset by dividends, common share repurchases and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period. A slight increase in the total capital ratio was driven by an increase in the modified AACL transition amount. At March 31, 2023, our CET1, tier 1 and total capital ratios were approximately 210, 170 and 150 bps, respectively, above their required minimums.
At March 31, 2023, our tier 1 leverage ratio increased slightly compared to December 31, 2022, driven by a decline in quarterly adjusted average assets of $2.8 billion, partially offset by lower tier 1 capital.

Table 18: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	March 31, 2023	December 31, 2022
Total common stockholders' equity	$22,187	$21,676
Exclusions:
Modified CECL transitional amount	192	288
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt securities	2,424	2,771
Derivatives	1,149	1,416
Unamortized net periodic benefit costs	370	373
Deductions:
Goodwill, net of deferred tax liability	(7,783)	(7,780)
Other intangible assets, net of deferred tax liability	(159)	(170)
Deferred tax assets that arise from tax loss and credit carryforwards	(10)	—
Total common equity tier 1 capital	18,370	18,574
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,384	20,588
Qualifying subordinated debt(1)	1,429	1,427
Allowance for credit losses	2,275	2,240
Exclusions from tier 2 capital:
Modified AACL transitional amount	(249)	(374)
Allowance on PCD assets	(119)	(126)
Adjusted allowance for credit losses	1,907	1,740
Total capital	$23,720	$23,755
(1) As of March 31, 2023 and December 31, 2022, the amount of non-qualifying subordinated debt excluded from regulatory capital was $367 million. See Note 7 for more details on our outstanding subordinated debt.
Citizens Financial Group, Inc. | 19

Capital Transactions
We completed the following capital transactions during the first quarter of 2023:
•Repurchased $400 million of our outstanding common stock;
•Declared and paid quarterly common stock dividends of $0.42 per share, aggregating to $205 million; and
•Declared and paid preferred stock dividends aggregating to $23 million and $33 million, respectively.
For additional detail regarding our common and preferred stock dividends see Note 10.
In February 2023, our Board of Directors increased our common share repurchase authorization to $2.0 billion, which was an increase of $1.15 billion above the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory considerations.
Banking Subsidiary’s Capital

Table 19: CBNA's Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2023		December 31, 2022		Required Minimum Capital Ratios(1)
(dollars in millions)	Amount	Ratio	Amount	Ratio
CET1 capital	$20,233	11.1%	$20,669	11.2%	7.0%
Tier 1 capital	20,233	11.1	20,669	11.2	8.5
Total capital	23,265	12.7	23,534	12.7	10.5
Tier 1 leverage	20,233	9.3	20,669	9.4	4.0
Risk-weighted assets	182,794		184,781
Quarterly adjusted average assets(2)	217,371		220,182
(1) Represents minimum requirement under the current capital framework plus the CCB of 2.5%. The CCB is not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At March 31, 2023, CBNA’s CET1 and tier 1 capital ratios decreased slightly compared to December 31, 2022, driven by a dividend payment to the Parent Company and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period, partially offset by net income and a $2.0 billion decrease in RWA, primarily driven by a decline in commercial and auto loans. CBNA’s total capital ratio was flat compared to December 31, 2022. At March 31, 2023, CBNA’s CET1, tier 1 and total capital ratios were approximately 410, 260 and 220 bps, respectively, above their required minimums.
At March 31, 2023, CBNA’s tier 1 leverage ratio decreased slightly compared to December 31, 2022, driven by lower tier 1 capital, partially offset by a decline in quarterly adjusted average assets of $2.8 billion.
Citizens Financial Group, Inc. | 20

Potential Regulatory Agency Action Considerations
Given recent U.S. bank failures, regulatory agencies are considering a range of potential changes to capital, liquidity, and other prudential standard-related requirements.
AOCI from Securities Impact on Regulatory Capital
Under the applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude all components of AOCI from regulatory capital. The following table presents the impact of AOCI from securities on our regulatory capital ratios, which we believe provides useful information.

Table 20: AOCI from Securities Impact on Regulatory Capital
	March 31, 2023
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact from securities:
Regulatory capital (as reported)	$18,370	$20,384	$23,720	$20,233	$20,233	$23,265
Unrealized gains (losses) on securities	(2,424)	(2,424)	(2,424)	(2,424)	(2,424)	(2,424)
Deferred tax assets - securities AOCI	(18)	(18)	(18)	(18)	(18)	(18)
Regulatory capital, including AOCI impact from securities (non-GAAP)	$15,928	$17,942	$21,278	$17,791	$17,791	$20,823
Risk-weighted assets, including AOCI impact from securities:
Risk-weighted assets (as reported)	$183,246	$183,246	$183,246	$182,794	$182,794	$182,794
Unrealized gains (losses) on securities	(428)	(428)	(428)	(428)	(428)	(428)
Deferred tax assets - securities AOCI	1,969	1,969	1,969	1,969	1,969	1,969
Risk-weighted assets, including AOCI impact from securities (non-GAAP)	$184,787	$184,787	$184,787	$184,335	$184,335	$184,335
Ratio:
Regulatory capital ratio (as reported)	10.0%	11.1%	12.9%	11.1%	11.1%	12.7%
Regulatory capital ratio, including AOCI impact from securities (non-GAAP)	8.6%	9.7%	11.5%	9.7%	9.7%	11.3%
FDIC Special Assessment
In connection with recent bank failures, the FDIC was appointed as receiver of the failed institutions and announced that, as required by the Federal Deposit Insurance Act, any losses to the Deposit Insurance Fund to support uninsured depositors would be recovered by a special assessment. Proposed FDIC rulemaking for the special assessment is expected in the near term, with the FDIC having discretion over its design and timeframe. As a result, the timing, amount and allocation of the special assessment that will ultimately be imposed on banking organizations is uncertain and its impact on our noninterest expense and results of operations may be material.
LIQUIDITY
We define liquidity as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. As a financial institution, we must maintain operating liquidity to meet expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity.
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
Citizens Financial Group, Inc. | 21

During the three months ended March 31, 2023 and 2022, the Parent Company declared dividends on common stock of $205 million and $165 million, respectively, and declared dividends on preferred stock of $23 million and $24 million, respectively.
During the three months ended March 31, 2023, the Parent Company repurchased $400 million of its outstanding common stock.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.0 billion and $1.6 billion as of March 31, 2023 and December 31, 2022, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. The Parent Company’s double-leverage ratio was 100.2% and 101.2% as of March 31, 2023 and December 31, 2022, respectively.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt, see Note 7.
During the three months ended March 31, 2023, CBNA completed the following transactions:
•Issued $450 million of 5.284% fixed-to-floating rate senior notes; and
•Redeemed $750 million of senior notes due March 2023.
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
Factors Affecting Liquidity
Given the composition of assets and borrowing sources, contingent liquidity risk at CBNA would be materially affected by events such as deterioration of financing markets for high-quality securities (e.g., mortgage-backed securities and other instruments issued by GNMA, FNMA and FHLMC), by any inability of the FHLBs to provide collateralized advances and/or by a refusal of the FRB to act as a lender of last resort in systemic stress.
Similarly, the funding liquidity risk of CBNA could be materially affected by an adverse idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or a combination of both. Consequently, and despite ongoing exposure to a variety of idiosyncratic and systemic events, we view our contingent liquidity risk and our funding liquidity risk to be relatively low.
Citizens Financial Group, Inc. | 22

An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard and Poor’s, and Fitch. Moody’s initiated coverage of CFG during the first quarter of 2023.

Table 21: Credit Ratings
March 31, 2023
	Moody’s	Standard and Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Changes in our public credit ratings could affect both the cost and availability of our wholesale funding. As a result, and in order to maintain a conservative funding profile, CBNA continues to minimize reliance on unsecured wholesale funding. At March 31, 2023, our wholesale funding consisted primarily of term debt issued by the Parent Company and CBNA, and collateralized advances from the FHLB.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB, OCC, and FDIC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see “Regulation and Supervision — Tailoring of Prudential Requirements” and “—Liquidity Requirements” in our 2022 Form 10-K.
Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity unit within our Treasury group in accordance with policy guidelines promulgated by our Board and the Asset Liability Committee. The Funding and Liquidity unit maintains a robust liquidity management framework designed to effectively manage liquidity risk. Processes within this framework include, but are not limited to, regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics and early warning indicators, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies, liquidity stress testing, contingency funding plans, and collateral management.
Citizens Financial Group, Inc. | 23

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
In response to the recent U.S. bank failures, the FRB established the Bank Term Funding Program to make additional funding available to eligible depository institutions to ensure the ability to meet the needs of all depositors. This program was designed to provide another source of liquidity against the par value of high-quality securities, eliminating the need to sell these securities during times of stress. Citizens is eligible to borrow under this program based on its existing eligibility for primary credit under the Federal Reserve discount window.
As of March 31, 2023:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 89.8%;
◦Estimated insured/secured deposits comprise 68% of our consolidated deposit base of $172.2 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $66.0 billion;
◦Contingent liquidity was $40.7 billion, consisting of unencumbered high-quality liquid securities of $27.3 billion, unused FHLB capacity of $6.8 billion, and our cash balances at the FRB of $6.6 billion; and
◦Available discount window capacity was $25.3 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2023 and 2022, see the Consolidated Statements of Cash Flows in Item 1.
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
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 11.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited interim Consolidated Financial Statements included in this Report are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our audited Consolidated Financial Statements.
Citizens Financial Group, Inc. | 24

An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our unaudited interim Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below. For additional information regarding fair value measurements, see “Critical Accounting Estimates” in our 2022 Form 10-K.
Allowance for Credit Losses
The ACL increased from $2.2 billion at December 31, 2022 to $2.3 billion at March 31, 2023.
Our ACL as of March 31, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 6% and peak-to-trough GDP decline of approximately 1%. This forecast reflects a moderate recession over the two-year reasonable and supportable period. This compares to our December 31, 2022 forecast which reflected the same unemployment rate with a slightly more adverse peak-to-trough GDP decline of approximately 1.4%.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that monetary tightening triggers a deeper real GDP contraction across our two-year reasonable and supportable forecast period, resulting in a 1.7% peak-to-trough decline in real GDP. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.15x our modeled period-end ACL, or an increase of approximately $275 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product type. The variables and inputs may be idiosyncratically affected by risks to the economy, including changing monetary and fiscal policies, impacts from the recent stress on the banking industry, and their impact on inflationary trends. Changes in one or multiple of the key macroeconomic variables may have a material impact to our estimation of expected credit losses.
For additional information regarding the ACL, see Note 4 of this report, and “Critical Accounting Estimates - Allowance for Credit Losses” and Note 6 in our 2022 Form 10-K.
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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “Risk Governance” in our 2022 Form 10-K.
Citizens Financial Group, Inc. | 25

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
Non-Trading Risk
Our non-trading banking activities expose us to market risk. This market risk is composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “Market Risk — Non-Trading Risk” in our 2022 Form 10-K.
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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 22: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2023	December 31, 2022
Instantaneous Change in Interest Rates
+200	2.5%	4.8%
+100	1.0	2.4
-100	(2.1)	(2.5)
-200	(4.8)	(5.6)
Gradual Change in Interest Rates
+200	1.1%	2.7%
+100	0.3	1.4
-100	(1.2)	(1.4)
-200	(2.6)	(3.0)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. Asset sensitivity against a 200-basis point gradual increase in rates was 1.1% on March 31, 2023, compared with 2.7% on December 31, 2022. This decrease reflects the effects of our ongoing hedge activity combined with changes in our current and projected balance sheet mix due to the higher interest rate environment. Current and projected levels of asset sensitivity minimize the effects of changes in short-term policy rates from the FRB and mitigate the impact on the Company’s net interest income and margin. Changes in interest rates can also affect risk management activities, which impact the repricing sensitivity or beta of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate swaps and mix of funding.
Citizens Financial Group, Inc. | 26

We use a valuation measure of exposure to structural interest rate risk, EVE, as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities, and we employ sophisticated models for prepayments and deposit pricing and attrition, which provide a granular view of cash flows based on the unique characteristics of the underlying products and customer segments. The change in value is expressed as a percentage of regulatory capital.
We use interest rate contracts to manage the interest rate exposure to the variability in the interest cash flows on our floating-rate assets and wholesale funding, and to hedge market risk on fixed-rate capital markets debt issuances.
The following table presents interest rate derivative contracts that we have entered into as of March 31, 2023 and December 31, 2022.

Table 23: Interest Rate Derivative Contracts Used to Manage Non-Trading Interest Rate Exposure
	March 31, 2023				December 31, 2022
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Maturity (Years)	Receive Rate	Pay Rate
Swaps - conventional ALM(1)
Cash flow - receive fixed/pay variable
Active	$9,750	0.5	1.1%	1.3%	$15,750	3.9	1.9%	4.4%
Forward-starting(2)	36,500	2.7	3.5	4.3	15,500	3.5	3.0	4.5
Fair value - receive fixed/pay variable	500	2.6	2.6	4.9	1,000	1.6	2.7	4.7
Total	46,750				32,250
Forward-starting cash flow - basis swaps(3)(4)	7,000	3.1	4.3	4.3	7,000	3.3	4.4	4.4
Total swaps	$53,750				$39,250
Options
Interest rate collars(5)(6)	$1,500	2.6	2.6	3.9	$1,500	2.8	2.6	3.9
Floor spread(5)(6)	500	2.9	4.1	3.0	—	—	—	—
(1) We use interest rate contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate commercial loans and wholesale funding, as well as the variability in the fair value of AFS securities.
(2) As of March 31, 2023, start dates range from the second quarter of 2023 to the fourth quarter of 2024.
(3) As of March 31, 2023, start dates range from the third quarter of 2023 to the third quarter of 2024.
(4) Receive and pay rates represent SOFR and 1-month term SOFR, respectively.
(5) Represents forward-starting interest rate options with effective dates ranging from the fourth quarter of 2023 to the second quarter of 2024.
(6) Receive and pay rates represent the minimum interest rate received for interest rate floors and the maximum interest rate paid for interest rate caps, respectively.
The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, during the remainder of 2023 and for the next five years:

Table 24: Schedule of Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	2023	2024	2025	2026	2027	2028
Swaps
Cash flow - receive fixed/pay variable	$20,941	$26,477	$27,172	$16,112	$5,375	$501
Fair value - receive fixed/pay variable	500	500	441	—	—	—
Forward-starting cash flow - basis swaps	715	6,277	5,634	2,810	785	—
Options
Interest rate collars	109	1,261	1,001	240	—	—
Floor spread	—	407	500	93	—	—
Total	$22,265	$34,922	$34,748	$19,255	$6,160	$501
Weighted average receive rate(1)	4.2%	3.2%	3.1%	3.2%	3.2%	2.8%
Weighted average pay rate(1)	—	—	—	—	—	—
(1) Represents the weighted average rate relative to the fixed leg of the interest rate derivative contracts.
Citizens Financial Group, Inc. | 27

Table 25: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended March 31,
(dollars in millions)	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	$233	($661)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(127)	37
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	(5)
Using the interest rate curve at March 31, 2023 with respect to cash flow hedge strategies, we estimate that approximately $514 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $452 million related to terminated swaps. This amount could differ from amounts recognized due to changes in interest rates, hedge de-designations and the addition of other hedges after March 31, 2023.
LIBOR Transition
For details regarding our LIBOR Transition Program and associated efforts to plan for the discontinuation of LIBOR, see “Market Risk — LIBOR Transition” in our 2022 Form 10-K. There were no significant changes relative to the program during the three months ended March 31, 2023.
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
As part of our overall risk management strategy relative to the fair market value of the MSRs we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value. As of March 31, 2023 and December 31, 2022, the fair value of our MSRs was $1.5 billion, and the total notional amount of related derivative contracts was $19.7 billion and $12.9 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk that is consistent with the definition used by banking regulators.
Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, equity prices, and credit spreads on a select range of interest rates, foreign exchange, commodities, equity securities, corporate bonds and secondary loan instruments. These securities underwriting and trading activities are conducted through CBNA, CCMI and JMP. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “Market Risk — Trading Risk” in our 2022 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule all our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.
Citizens Financial Group, Inc. | 28

Table 26: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$3	$4	$2	$1	$2	$6	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	3	—
Credit Spread	1	1	2	1	3	9	14	3
Commodity	—	—	—	—	—	—	—	—
General VaR	2	3	5	2	3	10	17	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$3	$5	$2	$3	$10	$17	$3
Stressed General VaR	$5	$8	$13	$4	$15	$13	$19	$4
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$5	$8	$13	$4	$15	$13	$19	$4
Market Risk Regulatory Capital	$32				$67
Specific Risk Not Modeled Add-on	20				25
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$52				$92
Market Risk-Weighted Assets	$654				$1,154
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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2023.
Daily VaR Backtesting
Citizens Financial Group, Inc. | 29

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures,” included in this Report. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 27: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended March 31,
(dollars in millions, except per share data)	Ref.	2023	2022
Total revenue, Underlying:
Total revenue (GAAP)	C	$2,128	$1,645
Less: Notable items		—	—
Total revenue, Underlying (non-GAAP)	D	$2,128	$1,645
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,296	$1,106
Less: Notable items		66	48
Noninterest expense, Underlying (non-GAAP)	F	$1,230	$1,058
Pre-provision profit:
Total revenue (GAAP)	C	$2,128	$1,645
Less: Noninterest expense (GAAP)	E	1,296	1,106
Pre-provision profit (GAAP)		$832	$539
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$2,128	$1,645
Less: Noninterest expense, Underlying (non-GAAP)	F	1,230	1,058
Pre-provision profit, Underlying (non-GAAP)		$898	$587
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$168	$3
Less: Notable items		—	24
Provision (benefit) for credit losses, Underlying (non-GAAP)		$168	($21)
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$664	$536
Less: Income (loss) before income tax expense (benefit) related to notable items		(66)	(72)
Income before income tax expense, Underlying (non-GAAP)	H	$730	$608
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$153	$116
Less: Income tax expense (benefit) related to notable items		(17)	(16)
Income tax expense, Underlying (non-GAAP)	J	$170	$132
Effective income tax rate (GAAP)	I/G	22.97%	21.70%
Effective income tax rate, Underlying (non-GAAP)	J/H	23.25	21.70
Net income, Underlying:
Net income (GAAP)	K	$511	$420
Add: Notable items, net of income tax benefit		49	56
Net income, Underlying (non-GAAP)	L	$560	$476
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$488	$396
Add: Notable items, net of income tax benefit		49	56
Net income available to common stockholders, Underlying (non-GAAP)	N	$537	$452
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,702	$20,981
Return on average common equity	M/O	9.11%	7.65%
Return on average common equity, Underlying (non-GAAP)	N/O	10.01	8.75
Citizens Financial Group, Inc. | 30

		As of and for the Three Months Ended March 31,
(dollars in millions, except per share data)	Ref.	2023	2022
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,702	$20,981
Less: Average goodwill (GAAP)		8,177	7,156
Less: Average other intangibles (GAAP)		192	80
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	383
Average tangible common equity	P	$13,755	$14,128
Return on average tangible common equity	M/P	14.38%	11.36%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	15.80	12.99
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$222,711	$188,317
Return on average total assets	K/Q	0.93%	0.90%
Return on average total assets, Underlying (non-GAAP)	L/Q	1.02	1.03
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$222,711	$188,317
Less: Average goodwill (GAAP)		8,177	7,156
Less: Average other intangibles (GAAP)		192	80
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	383
Average tangible assets	R	$214,764	$181,464
Return on average total tangible assets	K/R	0.97%	0.94%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	1.06	1.06
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	60.90%	67.23%
Efficiency ratio, Underlying (non-GAAP)	F/D	57.84	64.28
Operating leverage and operating leverage, Underlying:
Increase in total revenue		29.39%	(0.85)%
Increase in noninterest expense		17.22	8.65
Operating leverage		12.17%	(9.50)%
Increase in total revenue, Underlying (non-GAAP)		29.39%	(0.85)%
Increase in noninterest expense, Underlying (non-GAAP)		16.43	5.89
Operating leverage, Underlying (non-GAAP)		12.96%	(6.74)%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	483,982,264	423,031,985
Common stockholders' equity (GAAP)		$22,187	$20,060
Less: Goodwill (GAAP)		8,177	7,232
Less: Other intangible assets (GAAP)		185	115
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	387
Tangible common equity	T	$14,247	$13,100
Tangible book value per common share	T/S	$29.44	$30.97
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	485,444,313	422,401,747
Average common shares outstanding - diluted (GAAP)	V	487,712,146	424,670,871
Net income per average common share - basic (GAAP)	M/U	$1.00	$0.94
Net income per average common share - diluted (GAAP)	M/V	1.00	0.93
Net income per average common share - basic, Underlying (non-GAAP)	N/U	1.10	1.07
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	1.10	1.07
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.39
Dividend payout ratio	W/(M/U)	42%	41%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	38	36
Citizens Financial Group, Inc. | 31

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 32

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	March 31, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$1,283	$1,489
Interest-bearing cash and due from banks	6,691	9,058
Interest-bearing deposits in banks	320	303
Debt securities available for sale, at fair value (including $1,335 and $270 pledged to creditors, respectively)(1)	23,845	24,007
Debt securities held to maturity (fair value of $9,064 and $9,042 respectively, and including $163 and $110 pledged to creditors, respectively)(1)	9,677	9,834
Loans held for sale, at fair value	855	774
Other loans held for sale	1,000	208
Loans and leases	154,688	156,662
Less: Allowance for loan and lease losses	(2,017)	(1,983)
Net loans and leases	152,671	154,679
Derivative assets	569	842
Premises and equipment, net	866	844
Bank-owned life insurance	3,244	3,236
Goodwill	8,177	8,173
Other intangible assets(2)	185	197
Other assets	12,873	13,089
TOTAL ASSETS	$222,256	$226,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$44,326	$49,283
Interest-bearing	127,868	131,441
Total deposits	172,194	180,724
Short-term borrowed funds	1,018	3
Derivative liabilities	1,704	1,909
Long-term borrowed funds	18,855	15,887
Other liabilities	4,284	4,520
TOTAL LIABILITIES	198,055	203,043
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 647,009,415 shares issued and 483,982,264 shares outstanding at March 31, 2023 and 645,220,018 shares issued and 492,282,158 shares outstanding at December 31, 2022	6	6
Additional paid-in capital	22,183	22,142
Retained earnings	9,416	9,159
Treasury stock, at cost, 163,027,151 and 152,937,860 shares at March 31, 2023 and December 31, 2022, respectively	(5,475)	(5,071)
Accumulated other comprehensive income (loss)	(3,943)	(4,560)
TOTAL STOCKHOLDERS’ EQUITY	24,201	23,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,256	$226,733
(1) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(2) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 33

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2023	2022
INTEREST INCOME:
Interest and fees on loans and leases	$2,047	$1,048
Interest and fees on loans held for sale	15	16
Interest and fees on other loans held for sale	5	7
Investment securities	266	138
Interest-bearing deposits in banks	69	4
Total interest income	2,402	1,213
INTEREST EXPENSE:
Deposits	550	25
Short-term borrowed funds	6	—
Long-term borrowed funds	203	41
Total interest expense	759	66
Net interest income	1,643	1,147
Provision (benefit) for credit losses	168	3
Net interest income after provision (benefit) for credit losses	1,475	1,144
NONINTEREST INCOME:
Service charges and fees	100	98
Capital markets fees	83	93
Card fees	72	60
Mortgage banking fees	57	69
Trust and investment services fees	63	61
Foreign exchange and derivative products	48	51
Letter of credit and loan fees	40	38
Securities gains, net	5	4
Other income	17	24
Total noninterest income	485	498
NONINTEREST EXPENSE:
Salaries and employee benefits	658	594
Outside services	176	169
Equipment and software	169	150
Occupancy	124	83
Other operating expense	169	110
Total noninterest expense	1,296	1,106
Income before income tax expense	664	536
Income tax expense	153	116
NET INCOME	$511	$420
Net income available to common stockholders	$488	$396
Weighted-average common shares outstanding:
Basic	485,444,313	422,401,747
Diluted	487,712,146	424,670,871
Per common share information:
Basic earnings	$1.00	$0.94
Diluted earnings	1.00	0.93
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 34

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Net income	$511	$420
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of $60 and ($170), respectively	173	(491)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $33 and ($8), respectively	94	(24)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $109 and ($357), respectively	327	(1,077)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $7 and ($1), respectively	20	(3)
Reclassification of actuarial (gain) loss to net income, net of income taxes of $1 and $1, respectively	3	2
Total other comprehensive income (loss), net of income taxes	617	(1,593)
Total comprehensive income (loss)	$1,128	($1,173)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 35

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(165)	—	—	(165)
Dividends to preferred stockholders	—	—	—	—	—	(24)	—	—	(24)
Share-based compensation plans	—	—	1	—	10	—	—	—	10
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	420	—	—	420
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,593)	(1,593)
Total comprehensive income (loss)	—	—	—	—	—	420	—	(1,593)	(1,173)
Balance at March 31, 2022	2	$2,014	423	$6	$19,021	$8,209	($4,918)	($2,258)	$22,074
Balance at January 1, 2023	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends to common stockholders	—	—	—	—	—	(205)	—	—	(205)
Dividends to preferred stockholders	—	—	—	—	—	(23)	—	—	(23)
Treasury stock purchased	—	—	(10)	—	—	—	(400)	—	(400)
Share repurchase excise tax	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation plans	—	—	2	—	33	—	—	—	33
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	511	—	—	511
Other comprehensive income (loss)	—	—	—	—	—	—	—	617	617
Total comprehensive income (loss)	—	—	—	—	—	511	—	617	1,128
Balance at March 31, 2023	2	$2,014	484	$6	$22,183	$9,416	($5,475)	($3,943)	$24,201
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 36

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2023	2022
OPERATING ACTIVITIES
Net income	$511	$420
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	168	3
Net change in loans held for sale	(81)	898
Depreciation, amortization and accretion	118	67
Deferred income taxes	(63)	(47)
Share-based compensation	33	33
Net gain on sales of assets	(5)	(4)
Net (increase) decrease in other assets	(372)	(1,216)
Net increase (decrease) in other liabilities	849	1,400
Net change due to operating activities	1,158	1,554
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(1,223)	(2,656)
Proceeds from maturities and paydowns of debt securities available for sale	423	1,203
Proceeds from sales of debt securities available for sale	1,395	704
Proceeds from maturities and paydowns of debt securities held to maturity	182	190
Net (increase) decrease in interest-bearing deposits in banks	(17)	(369)
Acquisitions, net of cash acquired(1)	—	(143)
Purchases of loans	—	(718)
Sales of loans	315	305
Net (increase) decrease in loans and leases	696	(2,196)
Capital expenditures, net	(52)	(51)
Purchase of bank-owned life insurance	—	(100)
Other	(227)	(83)
Net change due to investing activities	1,492	(3,914)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(8,530)	4,415
Net increase (decrease) in short-term borrowed funds	1,015	(52)
Proceeds from issuance of long-term borrowed funds	5,710	—
Repayments of long-term borrowed funds	(2,752)	(1,004)
Treasury stock purchased, including excise tax	(404)	—
Dividends paid to common stockholders	(205)	(165)
Dividends paid to preferred stockholders	(33)	(33)
Payments of employee tax withholding for share-based compensation	(24)	(23)
Net change due to financing activities	(5,223)	3,138
Net change in cash and cash equivalents(2)	(2,573)	778
Cash and cash equivalents at beginning of period(2)	10,547	9,158
Cash and cash equivalents at end of period(2)	$7,974	$9,936
(1) Includes cash paid of $143 million for the HSBC transaction for the three months ended March 31, 2022.
(2) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The unaudited interim Consolidated Financial Statements, including the Notes presented in this document, have been prepared in accordance with GAAP interim reporting requirements and, therefore, do not include all information and Notes included in the audited Consolidated Financial Statements in conformity with GAAP. The unaudited interim Consolidated Financial Statements and Notes presented in this document should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying Notes included in the Company’s 2022 Form 10-K. The Company’s principal business activity is banking, conducted through its subsidiary CBNA.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 38

Accounting Pronouncements Adopted in 2023

Pronouncement	Summary of Guidance	Effects on Financial Statements
Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•Effective date: January 1, 2023.

•Eliminates the separate recognition and measurement guidance for TDRs.

•Requires evaluation of all modifications to borrowers experiencing financial difficulty (or FDMs) to determine whether the modification results in a new loan or continuation of an existing loan.

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

•The Company adopted the new standard on January 1, 2023, and elected to apply the new measurement and recognition guidance for TDRs under the modified retrospective transition method.

•Adoption did not have a material impact on the Company’s Consolidated Financial Statements. Required disclosures and discussion of significant accounting policies for modifications to borrowers experiencing financial difficulty are included in Note 4.

•Disclosure of gross charge-offs by vintage year did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Hedging - Portfolio Layer Method Issued March 2022
•Effective date: January 1, 2023.

•Replaces the ‘last-of-layer’ method.

•Allows the designation of multiple layers in a closed portfolio of financial assets.

•Permits hedging of non-prepayable and prepayable assets.

•Prohibits the consideration of basis adjustments when measuring expected credit losses of assets in the closed portfolio or determining whether an AFS security is impaired.

•The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis.
•The Company adopted the new standard on January 1, 2023. •Adoption did not have a material impact on the Company’s Consolidated Financial Statements.
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023
•Effective date: January 1, 2024.

•Permits use of the proportional amortization method of accounting for all tax equity investments provided that certain conditions are met.

•Proportional amortization method is elected on a tax-credit-program-by-tax-credit-program basis.

•Permits adoption under the modified retrospective method or retrospective method through a cumulative-effect adjustment to retained earnings as of the beginning of the current period or first period presented, respectively. Early adoption is permitted.

•The Company adopted the new standard on January 1, 2023 for renewable energy wind and new markets tax credit investments, under the modified retrospective approach.

•Adoption resulted in a cumulative-effect reduction of $26 million, net of taxes, to retained earnings and a corresponding reduction to other assets of $101 million and other liabilities of $75 million, reflecting the elimination of deferred tax liabilities associated with renewable energy wind investments that qualify for the proportional amortization method of accounting.

•Refer to Note 6 for additional information.

Citizens Financial Group, Inc. | 39

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2023				December 31, 2022
(dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$3,378	$—	($126)	$3,252	$3,678	$1	($193)	$3,486
State and political subdivisions	2	—	—	2	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	20,957	20	(1,852)	19,125	21,250	10	(2,198)	19,062
Other/non-agency	280	—	(29)	251	280	—	(29)	251
Total mortgage-backed securities	21,237	20	(1,881)	19,376	21,530	10	(2,227)	19,313
Collateralized loan obligations	1,248	—	(33)	1,215	1,248	—	(42)	1,206
Total debt securities available for sale, at fair value	$25,865	$20	($2,040)	$23,845	$26,458	$11	($2,462)	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$9,125	$14	($599)	$8,540	$9,253	$4	($751)	$8,506
Total mortgage-backed securities	9,125	14	(599)	8,540	9,253	4	(751)	8,506
Asset-backed securities	552	2	(30)	524	581	—	(45)	536
Total debt securities held to maturity	$9,677	$16	($629)	$9,064	$9,834	$4	($796)	$9,042
Equity securities, at cost	$1,228	$—	$—	$1,228	$1,058	$—	$—	$1,058
Equity securities, at fair value	143	—	—	143	153	—	—	153
Accrued interest receivable on debt securities totaled $96 million and $107 million as of March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 40

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2023. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$2,137	$1,241	$—	$3,378
State and political subdivisions		—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,145	2,670	17,142	20,957
Other/non-agency	—	—	—	280	280
Collateralized loan obligations	—	—	24	1,224	1,248
Total debt securities available for sale	—	3,282	3,935	18,648	25,865
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	9,125	9,125
Asset-backed securities	—	552	—	—	552
Total debt securities held to maturity	—	552	—	9,125	9,677
Total amortized cost of debt securities	$—	$3,834	$3,935	$27,773	$35,542

Fair value:
U.S. Treasury and other	$—	$2,059	$1,193	$—	$3,252
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,102	2,532	15,491	19,125
Other/non-agency	—	—	—	251	251
Collateralized loan obligations	—	—	24	1,191	1,215
Total debt securities available for sale	—	3,161	3,749	16,935	23,845
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,540	8,540
Asset-backed securities	—	524	—	—	524
Total debt securities held to maturity	—	524	—	8,540	9,064
Total fair value of debt securities	$—	$3,685	$3,749	$25,475	$32,909
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $266 million and $138 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents realized gains and losses on sale of securities:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Gains	$9	$7
Losses	(4)	(3)
Securities gains, net	$5	$4
The following table presents the amortized cost and fair value of debt securities pledged:

	March 31, 2023		December 31, 2022
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$4,079	$3,701	$3,966	$3,527
Pledged as collateral for FHLB borrowing capacity	243	217	244	217
Pledged against repurchase agreements	1,162	1,132	—	—
Citizens Financial Group, Inc. | 41

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of March 31, 2023 or December 31, 2022. The Company offsets certain derivative assets and liabilities in the Consolidated Balance Sheets. For further information see Note 8.
There were no securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2023 and 2022.
Impairment
The Company evaluated its existing HTM portfolio as of March 31, 2023 and concluded that 94% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at March 31, 2023.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,114	($116)	$138	($10)	$3,252	($126)
State and political subdivisions	1	—	—	—	1	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7,101	(302)	11,185	(1,550)	18,286	(1,852)
Other/non-agency	34	(3)	217	(26)	251	(29)
Total mortgage-backed securities	7,135	(305)	11,402	(1,576)	18,537	(1,881)
Collateralized loan obligations	39	—	1,176	(33)	1,215	(33)
Total	$10,289	($421)	$12,716	($1,619)	$23,005	($2,040)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,356	($193)	$—	$—	$3,356	($193)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	13,353	(1,136)	5,042	(1,062)	18,395	(2,198)
Other/non-agency	80	(8)	171	(21)	251	(29)
Total mortgage-backed securities	13,433	(1,144)	5,213	(1,083)	18,646	(2,227)
Collateralized loan obligations	785	(26)	421	(16)	1,206	(42)
Total	$17,574	($1,363)	$5,634	($1,099)	$23,208	($2,462)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of March 31, 2023. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 42

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	March 31, 2023	December 31, 2022
Commercial and industrial	$50,450	$51,836
Commercial real estate	28,999	28,865
Leases	1,417	1,479
Total commercial	80,866	82,180
Residential mortgages	30,362	29,921
Home equity	14,135	14,043
Automobile	11,535	12,292
Education	12,634	12,808
Other retail	5,156	5,418
Total retail	73,822	74,482
Total loans and leases	$154,688	$156,662
Accrued interest receivable on loans and leases held for investment totaled $841 million and $820 million as of March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $36.7 billion and $38.4 billion at March 31, 2023 and December 31, 2022, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $36.2 billion and $34.8 billion at March 31, 2023 and December 31, 2022, respectively.
Interest income on direct financing and sales-type leases for the three months ended March 31, 2023 and 2022 was $12 million and $11 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
The following table presents the composition of LHFS:

	March 31, 2023			December 31, 2022
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$767	$88	$855	$666	$108	$774
Other loans held for sale	—	1,000	1,000	—	208	208
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS primarily consist of loans associated with the Company’s syndication business and, at March 31, 2023, also includes loans transferred to LHFS as part of the Company’s balance sheet optimization actions during the first quarter of 2023.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES, NONACCRUAL LOANS AND LEASES, AND CONCENTRATIONS OF CREDIT RISK
Allowance for Credit Losses
Management’s estimate of expected credit losses in the Company’s loan and lease portfolios is recorded in the ALLL and the allowance for unfunded lending commitments (collectively the ACL). The Company’s estimate of expected credit losses considers extensive historical loss experience, including the impact of loss mitigation and restructuring programs that the Company offers to borrowers experiencing financial difficulty, as well as projected loss severity as a result of loan default.
Effective January 1, 2023, the Company adopted new accounting guidance that eliminates the separate recognition and measurement of TDRs. Upon adoption of this guidance, the ACL for loans previously identified as TDRs is measured at the product level based on post-modification credit attributes and use of an econometric model.
Citizens Financial Group, Inc. | 43

For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2022, see Note 6 in the Company’s 2022 Form 10-K. There were no significant changes to the ACL reserve methodology during the three months ended March 31, 2023.
The following table presents a summary of changes in the ACL for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,060	$923	$1,983
Charge-offs	(59)	(112)	(171)
Recoveries	7	31	38
Net charge-offs	(52)	(81)	(133)
Provision expense (benefit) for loans and leases	103	64	167
Allowance for loan and lease losses, end of period	1,111	906	2,017
Allowance for unfunded lending commitments, beginning of period	207	50	257
Provision expense (benefit) for unfunded lending commitments	8	(7)	1
Allowance for unfunded lending commitments, end of period	215	43	258
Total allowance for credit losses, end of period	$1,326	$949	$2,275
During the three months ended March 31, 2023, net charge-offs of $133 million and a credit provision of $168 million resulted in an increase of $35 million to the ACL.
Our ACL as of March 31, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 6% and peak-to-trough GDP decline of approximately 1%. This forecast reflects a moderate recession over the two-year reasonable and supportable period.
The following table presents a summary of changes in the ACL for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$821	$937	$1,758
Charge-offs	(14)	(87)	(101)
Recoveries	3	39	42
Net charge-offs	(11)	(48)	(59)
Provision expense (benefit) for loans and leases(1)	(32)	53	21
Allowance for loan and lease losses, end of period	778	942	1,720
Allowance for unfunded lending commitments, beginning of period	153	23	176
Provision expense (benefit) for unfunded lending commitments	(6)	(12)	(18)
Allowance for unfunded lending commitments, end of period	147	11	158
Total allowance for credit losses, end of period	$925	$953	$1,878
(1) Includes $24 million of initial provision expense related to non-PCD loans and leases acquired from HSBC for the three months ended March 31, 2022.
Credit Quality Indicators
The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year. Citizens defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. In general, renewals are categorized as new credit decisions and reflect the renewal date as the vintage date.
Citizens utilizes regulatory classification ratings to monitor credit quality for commercial loans and leases. For more information on regulatory classification ratings see Note 6 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 44

The following table presents the amortized cost basis of commercial loans and leases by vintage date and regulatory classification rating as of March 31, 2023, and gross charge-offs by vintage date for the three months ended March 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$1,357	$7,665	$7,610	$1,832	$1,766	$2,791	$23,680	$129	$46,830
Special Mention	—	192	242	127	15	196	382	—	1,154
Substandard	36	286	279	216	178	397	811	12	2,215
Doubtful	18	34	23	3	7	88	74	4	251
Total commercial and industrial	1,411	8,177	8,154	2,178	1,966	3,472	24,947	145	50,450
Gross charge-offs	—	—	27	4	—	—	24	—	55
Commercial real estate
Pass	603	5,375	6,486	3,284	2,827	5,124	1,585	4	25,288
Special Mention	—	489	95	309	274	279	11	—	1,457
Substandard	—	154	82	160	574	1,119	25	—	2,114
Doubtful	—	8	1	6	88	37	—	—	140
Total commercial real estate	603	6,026	6,664	3,759	3,763	6,559	1,621	4	28,999
Gross charge-offs	—	—	—	—	1	3	—	—	4
Leases
Pass	59	240	331	230	85	421	—	—	1,366
Special Mention	3	2	6	4	2	—	—	—	17
Substandard	—	9	11	3	8	3	—	—	34
Doubtful	—	—	—	—	—	—	—	—	—
Total leases	62	251	348	237	95	424	—	—	1,417
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial
Pass	2,019	13,280	14,427	5,346	4,678	8,336	25,265	133	73,484
Special Mention	3	683	343	440	291	475	393	—	2,628
Substandard	36	449	372	379	760	1,519	836	12	4,363
Doubtful	18	42	24	9	95	125	74	4	391
Total commercial	$2,076	$14,454	$15,166	$6,174	$5,824	$10,455	$26,568	$149	$80,866
Gross charge-offs	$—	$—	$27	$4	$1	$3	$24	$—	$59

Citizens Financial Group, Inc. | 45

The following table presents the amortized cost basis of commercial loans and leases by vintage date and regulatory classification rating as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$8,304	$8,469	$2,224	$2,074	$1,334	$1,952	$24,211	$148	$48,716
Special Mention	124	189	120	74	48	153	364	—	1,072
Substandard	150	218	203	255	99	349	597	14	1,885
Doubtful	10	14	1	5	41	14	76	2	163
Total commercial and industrial	8,588	8,890	2,548	2,408	1,522	2,468	25,248	164	51,836
Commercial real estate
Pass	5,767	6,442	3,639	3,066	2,145	3,536	1,888	3	26,486
Special Mention	1	119	103	390	99	113	62	—	887
Substandard	92	18	79	253	350	610	23	—	1,425
Doubtful	—	2	9	55	—	1	—	—	67
Total commercial real estate	5,860	6,581	3,830	3,764	2,594	4,260	1,973	3	28,865
Leases
Pass	263	363	250	99	128	345	—	—	1,448
Special Mention	4	5	2	6	1	3	—	—	21
Substandard	—	4	3	3	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Total leases	267	372	255	108	129	348	—	—	1,479
Total commercial
Pass	14,334	15,274	6,113	5,239	3,607	5,833	26,099	151	76,650
Special Mention	129	313	225	470	148	269	426	—	1,980
Substandard	242	240	285	511	449	959	620	14	3,320
Doubtful	10	16	10	60	41	15	76	2	230
Total commercial	$14,715	$15,843	$6,633	$6,280	$4,245	$7,076	$27,221	$167	$82,180
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
Citizens Financial Group, Inc. | 46

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of March 31, 2023, and gross charge-offs by vintage date for the three months ended March 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$133	$2,528	$5,105	$3,202	$1,167	$3,289	$—	$—	$15,424
740-799	344	2,225	2,850	1,566	628	1,747	—	—	9,360
680-739	87	671	863	493	293	955	—	—	3,362
620-679	18	139	158	99	139	492	—	—	1,045
<620	—	25	81	92	167	588	—	—	953
No FICO available(1)	1	—	2	2	3	210	—	—	218
Total residential mortgages	583	5,588	9,059	5,454	2,397	7,281	—	—	30,362
Gross charge-offs	—	—	—	—	—	1	—	—	1
Home equity
800+	—	4	5	2	5	108	4,957	257	5,338
740-799	—	1	2	1	4	98	4,306	263	4,675
680-739	—	1	1	1	6	115	2,386	229	2,739
620-679	—	—	1	2	10	98	628	144	883
<620	—	—	—	2	10	100	219	169	500
Total home equity	—	6	9	8	35	519	12,496	1,062	14,135
Gross charge-offs	—	—	—	—	—	1	1	—	2
Automobile
800+	95	625	1,362	524	276	130	—	—	3,012
740-799	141	877	1,434	567	290	141	—	—	3,450
680-739	154	820	1,054	400	214	110	—	—	2,752
620-679	94	502	519	183	114	69	—	—	1,481
<620	14	217	316	125	97	69	—	—	838
No FICO available(1)	2	—	—	—	—	—	—	—	2
Total automobile	500	3,041	4,685	1,799	991	519	—	—	11,535
Gross charge-offs	—	7	11	4	4	4	—	—	30
Education
800+	74	652	1,710	1,522	668	1,391	—	—	6,017
740-799	106	771	1,248	1,042	442	808	—	—	4,417
680-739	53	361	396	331	159	362	—	—	1,662
620-679	7	69	74	61	38	125	—	—	374
<620	—	12	18	21	12	57	—	—	120
No FICO available(1)	3	1	—	—	—	40	—	—	44
Total education	243	1,866	3,446	2,977	1,319	2,783	—	—	12,634
Gross charge-offs	—	2	3	4	3	11	—	—	23
Other retail
800+	16	163	82	74	37	40	475	—	887
740-799	22	195	101	94	51	44	966	1	1,474
680-739	18	149	85	82	40	27	1,000	3	1,404
620-679	13	92	50	42	14	9	435	4	659
<620	2	42	27	22	7	4	210	5	319
No FICO available(1)	2	5	1	2	—	—	402	1	413
Total other retail	73	646	346	316	149	124	3,488	14	5,156
Gross charge-offs	5	15	4	3	3	3	23	—	56
Total retail
800+	318	3,972	8,264	5,324	2,153	4,958	5,432	257	30,678
740-799	613	4,069	5,635	3,270	1,415	2,838	5,272	264	23,376
680-739	312	2,002	2,399	1,307	712	1,569	3,386	232	11,919
620-679	132	802	802	387	315	793	1,063	148	4,442
<620	16	296	442	262	293	818	429	174	2,730
No FICO available(1)	8	6	3	4	3	250	402	1	677
Total retail	$1,399	$11,147	$17,545	$10,554	$4,891	$11,226	$15,984	$1,076	$73,822
Gross charge-offs	$5	$24	$18	$11	$10	$20	$24	$—	$112
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 47

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,132	$4,943	$3,143	$1,180	$363	$3,081	$—	$—	$14,842
740-799	2,376	2,991	1,660	638	257	1,635	—	—	9,557
680-739	769	899	502	308	149	851	—	—	3,478
620-679	125	168	135	138	99	422	—	—	1,087
<620	17	68	77	165	147	455	—	—	929
No FICO available(1)	2	2	2	3	2	17	—	—	28
Total residential mortgages	5,421	9,071	5,519	2,432	1,017	6,461	—	—	29,921
Home equity
800+	4	5	2	5	6	110	4,958	267	5,357
740-799	2	2	1	4	6	97	4,350	274	4,736
680-739	1	1	1	6	11	114	2,296	234	2,664
620-679	—	1	2	9	16	93	558	143	822
<620	—	—	2	12	18	82	178	172	464
Total home equity	7	9	8	36	57	496	12,340	1,090	14,043
Automobile
800+	650	1,453	584	324	120	54	—	—	3,185
740-799	962	1,606	649	343	134	56	—	—	3,750
680-739	920	1,187	460	254	102	44	—	—	2,967
620-679	554	586	205	133	62	28	—	—	1,568
<620	188	309	130	106	56	31	—	—	820
No FICO available(1)	2	—	—	—	—	—	—	—	2
Total automobile	3,276	5,141	2,028	1,160	474	213	—	—	12,292
Education
800+	548	1,720	1,567	694	410	1,068	—	—	6,007
740-799	735	1,351	1,126	486	267	609	—	—	4,574
680-739	363	423	356	170	103	288	—	—	1,703
620-679	54	76	62	38	29	102	—	—	361
<620	6	16	20	12	11	50	—	—	115
No FICO available(1)	6	—	—	—	—	42	—	—	48
Total education	1,712	3,586	3,131	1,400	820	2,159	—	—	12,808
Other retail
800+	182	105	93	48	25	27	491	—	971
740-799	230	134	121	68	31	25	974	1	1,584
680-739	175	109	103	52	21	14	993	4	1,471
620-679	108	65	52	18	8	4	435	4	694
<620	35	30	25	9	4	2	190	6	301
No FICO available(1)	12	1	3	—	—	—	380	1	397
Total other retail	742	444	397	195	89	72	3,463	16	5,418
Total retail
800+	3,516	8,226	5,389	2,251	924	4,340	5,449	267	30,362
740-799	4,305	6,084	3,557	1,539	695	2,422	5,324	275	24,201
680-739	2,228	2,619	1,422	790	386	1,311	3,289	238	12,283
620-679	841	896	456	336	214	649	993	147	4,532
<620	246	423	254	304	236	620	368	178	2,629
No FICO available(1)	22	3	5	3	2	59	380	1	475
Total retail	$11,158	$18,251	$11,083	$5,223	$2,457	$9,401	$15,803	$1,106	$74,482
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 48

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$50,007	$119	$6	$21	$297	$50,450	$63
Commercial real estate	28,558	231	7	63	140	28,999	1
Leases	1,416	1	—	—	—	1,417	—
Total commercial	79,981	351	13	84	437	80,866	64
Residential mortgages(1)	29,556	202	74	314	216	30,362	162
Home equity	13,804	68	23	—	240	14,135	180
Automobile	11,323	128	34	—	50	11,535	8
Education	12,561	33	14	3	23	12,634	3
Other retail	5,034	42	27	23	30	5,156	1
Total retail	72,278	473	172	340	559	73,822	354
Total	$152,259	$824	$185	$424	$996	$154,688	$418

	December 31, 2022
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$51,389	$152	$25	$21	$249	$51,836	$64
Commercial real estate	28,665	51	45	1	103	28,865	7
Leases	1,475	4	—	—	—	1,479	—
Total commercial	81,529	207	70	22	352	82,180	71
Residential mortgages(1)	29,228	95	45	319	234	29,921	187
Home equity	13,719	64	19	—	241	14,043	185
Automobile	12,039	152	45	—	56	12,292	9
Education	12,718	36	17	4	33	12,808	3
Other retail	5,294	44	30	22	28	5,418	1
Total retail	72,998	391	156	345	592	74,482	385
Total	$154,527	$598	$226	$367	$944	$156,662	$456
(1) 90+ days past due and accruing includes $309 million and $316 million of loans fully or partially guaranteed by the FHA, VA, and USDA at March 31, 2023 and December 31, 2022, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying a loan or lease as nonaccrual.
At March 31, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $556 million and $561 million, respectively. At March 31, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $115 million and $21 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $293 million and $250 million as of March 31, 2023 and December 31, 2022, respectively.
Citizens Financial Group, Inc. | 49

Loan Modifications to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Company adopted accounting guidance that eliminates the recognition and measurement of TDRs. Upon adoption of this guidance, all loan modifications to borrowers experiencing financial difficulty, or FDMs, are evaluated to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. The existing loan is derecognized and the restructured loan is accounted for as a new loan if the effective yield on the restructured loan is at least equal to the effective yield for comparable loans with similar collection risk and the modification to the original loan is more than minor. Any unamortized fees and costs from the original loan are recognized in interest income when the new loan is granted. If a loan restructuring does not meet these conditions, the existing loan’s amortized cost basis is carried forward and the modified loan is accounted for as a continuation of the existing loan. FDMs are generally accounted for as a continuation of the existing loan given the terms are typically not at market rates.
The Company offers loan modifications to retail and commercial borrowers that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. Commercial loan modifications are offered on a case-by-case basis and are generally payment delay, term extension and/or interest rate reduction modification types. Principal forgiveness is offered in rare circumstances. Retail loan modifications are offered through structured loan modification programs. Forbearance (due to hardship) programs result in modification types including payment delay and/or term extension. Other retail loan modification programs target interest rate reduction or a combination of interest rate reduction and term extension. Credit card settlement programs result in principal forgiveness. In addition, certain reorganization bankruptcy judgments result in interest rate reduction, term extension or principal forgiveness modification types.
The following table presents the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended March 31, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$44	$32	$—	$—	$21	$97	0.19%
Commercial real estate	—	55	—	—	—	—	55	0.19
Leases	—	—	—	—	—	—	—	—
Total commercial	—	99	32	—	—	21	152	0.19
Residential mortgages	2	19	—	—	3	—	24	0.08
Home equity	—	1	—	—	2	—	3	0.02
Automobile	—	—	—	—	—	—	—	—
Education	1	—	1	—	—	—	2	0.02
Other retail	3	—	—	—	—	—	3	0.06
Total retail	6	20	1	—	5	—	32	0.04
Total(2)	$6	$119	$33	$—	$5	$21	$184	0.12%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
(2) Excludes the period-end amortized cost of $7 million relative to borrowers that had their debt discharged by means of a Chapter 7 bankruptcy filing during the three months ended March 31, 2023.
Citizens Financial Group, Inc. | 50

The following table presents the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023, disaggregated by class of financing receivable.

	Three Months Ended March 31, 2023
(amounts in whole dollars)	Weighted-Average Interest Rate Reduction(1)(5)	Weighted-Average Term Extension (in Months)(2)(5)	Weighted-Average Payment Deferral(3)(5)	Amount of Principal Forgiven(4)
Commercial and industrial	4.05%	9	$658,467	$—
Commercial real estate	—	14	—	—
Leases	—	—	—	—
Residential mortgages	1.47	44	—	—
Home equity	2.02	139	3,863	—
Automobile	2.76	23	1,005	2,702
Education	5.77	—	3,037	—
Other retail	17.79	22	—	1,156,256
(1) Represents the weighted-average reduction of the loan’s interest rate.
(2) Represents the weighted-average extension of a loan’s maturity date.
(3) Represents the weighted-average amount of payments delayed as a result of the loan modification.
(4) Amounts are recorded as charge-offs.
(5) Weighted based on period-end amortized cost.
The following table presents an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	March 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$76	$—	$—	$—	$21	$97
Commercial real estate	55	—	—	—	—	55
Leases	—	—	—	—	—	—
Total commercial	131	—	—	—	21	152
Residential mortgages	16	4	—	2	2	24
Home equity	1	—	—	—	2	3
Automobile	—	—	—	—	—	—
Education	2	—	—	—	—	2
Other retail	3	—	—	—	—	3
Total retail	22	4	—	2	4	32
Total	$153	$4	$—	$2	$25	$184
The period-end amortized cost of loans modified during the three months ended March 31, 2023 that subsequently defaulted is immaterial and not presented as a result. A loan is considered to be in default if, subsequent to modification, it becomes 90 or more days past due or is placed on nonaccrual status.
Unfunded commitments related to loans modified during the three months ended March 31, 2023 were $12 million at March 31, 2023.
Citizens Financial Group, Inc. | 51

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The following tables summarize loans modified during the three months ended March 31, 2022. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

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
Modified TDRs resulted in charge-offs of $1 million for the three months ended March 31, 2022. Unfunded commitments related to TDRs were $81 million at December 31, 2022.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

Three Months Ended March 31,
(dollars in millions)	2022
Commercial TDRs	$—
Retail TDRs(1)	15
Total	$15
(1) Includes $10 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three months ended March 31, 2022.
Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2023 and December 31, 2022, Citizens had a significant amount of loans collateralized by residential and commercial real estate. There were no significant concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
NOTE 5 - MORTGAGE BANKING AND OTHER SERVICED LOANS
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
Citizens Financial Group, Inc. | 52

The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Cash proceeds from residential mortgage loans sold with servicing retained	$1,575	$6,582
Repurchased residential mortgages(1)	—	87
Gain on sales(2)	19	30
Contractually specified servicing, late and other ancillary fees(2)	77	67
(1) Includes government insured or guaranteed loans repurchased through the exercise of the Company’s removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $96.3 billion and $96.7 billion at March 31, 2023 and December 31, 2022, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(dollars in millions)	2023	2022
Fair value as of beginning of the period	$1,530	$1,029
Amounts capitalized	21	95
Changes in unpaid principal balance during the period(1)	(41)	(39)
Changes in fair value during the period(2)	(14)	156
Fair value at end of the period	$1,496	$1,241
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

(dollars in millions)	March 31, 2023	December 31, 2022
Fair value	$1,496	$1,530
Weighted average life (years)	8.8	9.1
Weighted average constant prepayment rate	7.3%	6.8%
Decline in fair value from 10% adverse change	$36	$34
Decline in fair value from 20% adverse change	$69	$66
Weighted average option adjusted spread	628 bps	629 bps
Decline in fair value from 10% adverse change	$41	$43
Decline in fair value from 20% adverse change	$83	$86
The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 8 for additional information.
Citizens Financial Group, Inc. | 53

Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	March 31, 2023	December 31, 2022
Education	$567	$602
Commercial and industrial(1)	95	91
(1) Represents the government guaranteed portion of SBA loans sold to outside investors
NOTE 6 - VARIABLE INTEREST ENTITIES
    Citizens is involved in various entities that are considered VIEs, including investments in entities that sponsor affordable housing, renewable energy and economic development projects, and asset-backed securities. In addition, Citizens provides lending facilities to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its investments, unfunded commitments, and the outstanding principal balance of loans to special purpose entities. The Company does not consolidate any of its investments in these entities. For more details see Note 11 in the Company’s 2022 Form 10-K.
A summary of these investments is presented below:

(dollars in millions)	March 31, 2023	December 31, 2022
Lending to special purpose entities included in loans and leases	$4,915	$4,578
LIHTC investments included in other assets	2,228	2,230
LIHTC unfunded commitments included in other liabilities	1,006	1,046
Asset-backed investments included in HTM securities	552	581
Renewable energy wind investments included in other assets	264	374
NMTC investments included in other assets	4	4
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of March 31, 2023 and December 31, 2022, the lending facilities had undrawn commitments to extend credit of $2.3 billion and $2.4 billion, respectively. For more information on commitments to extend credit see Note 11.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s LIHTC investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from a return generated by government incentives plus other tax attributes that are associated with tax ownership (e.g., tax depreciation).
Effective January 1, 2023, the Company made an election to account for its renewable energy wind investments using the proportional amortization method under newly adopted accounting guidance. Under the proportional amortization method, the Company amortizes the initial cost of its qualifying renewable energy wind investments in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and other income tax benefits expected to be received over the life of the investment. The net amortization and income tax credits and other income tax benefits received are included as a component of income tax expense (benefit).
Contingent commitments related to the Company’s renewable energy wind investments were $7 million at March 31, 2023, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the wind farm relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
Citizens Financial Group, Inc. | 54

New Markets Tax Credit Program
The Company participates in the NMTC program which provides a tax incentive for private sector investment into economic development projects and businesses located in low-income communities. The United States Department of the Treasury oversees the program and it is directly administered by the Community Development Financial Institutions Fund.
The Company’s investments in entities that sponsor economic development projects provide income tax credits to offset federal taxable income over a specified period of time. Independent third parties manage these entities and have the power to direct the activities which most significantly affect their performance. Therefore, Citizens is not the primary beneficiary of these entities and does not consolidate these VIEs as a result.
Effective January 1, 2023, the Company made an election to account for its NMTC investments using the proportional amortization method under newly adopted accounting guidance. Under the proportional amortization method, the Company applies a practical expedient and amortizes the initial cost of its qualifying NMTC investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment. The net amortization and income tax credits and other income tax benefits received are included as a component of income tax expense (benefit).
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Tax credits recognized	$87	$61
Other tax benefits recognized	18	15
Amortization	(81)	(64)
Net benefit included in income tax expense	24	12
Other income	1	—
Allocated income (loss) on investments	(3)	—
Net benefit included in noninterest income	(2)	—
Net benefit included in the Consolidated Statements of Operations(1)	$22	$12
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2023, this includes LIHTC, renewable energy wind and NMTC investments, and for 2022, includes LIHTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three months ended March 31, 2023 and 2022.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $1.0 billion and $3 million as of March 31, 2023 and December 31, 2022, respectively.
Citizens Financial Group, Inc. | 55

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	March 31, 2023	December 31, 2022
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$90	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	746	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	61
2.638% fixed-rate subordinated debt, due September 2032	558	556
5.641% fixed-rate reset subordinated debt, due May 2037	398	397
CBNA’s Global Note Program:
3.700% senior unsecured notes, due March 2023(1)	—	497
5.676% floating-rate senior unsecured notes, due March 2023(1)(2)	—	250
2.250% senior unsecured notes, due April 2025	748	748
4.119% fixed/floating-rate senior unsecured notes, due May 2025	648	648
6.064% fixed/floating-rate senior unsecured notes, due October 2025	598	598
5.284% fixed/floating-rate senior unsecured notes, due January 2026	449	—
3.750% senior unsecured notes, due February 2026	481	475
4.575% fixed/floating-rate senior unsecured notes, due August 2028	797	797
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 4.873% weighted average rate, due through 2041(3)	11,779	8,519
Other	17	19
Total long-term borrowed funds	$18,855	$15,887
(1) Notes were redeemed on February 27, 2023.
(2) Rate disclosed reflects the floating rate as of March 31, 2023, or final floating rate as applicable.
(3) Rate disclosed reflects the weighted average rate as of March 31, 2023.
The Parent Company’s long-term borrowed funds as of March 31, 2023 and December 31, 2022 include principal balances of $3.4 billion, and unamortized deferred issuance costs and/or discounts of $73 million and $75 million, respectively. CBNA and other subsidiaries’ long-term borrowed funds as of March 31, 2023 and December 31, 2022 include principal balances of $15.5 billion and $12.6 billion, respectively, with unamortized deferred issuance costs and/or discounts of $11 million and $10 million, respectively, and hedging basis adjustments of ($18) million and ($27) million, respectively. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products at least sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $18.7 billion and $15.7 billion at March 31, 2023 and December 31, 2022, respectively. The Company’s available FHLB borrowing capacity was $6.8 billion and $11.5 billion at March 31, 2023 and December 31, 2022, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2023, the Company’s unused secured borrowing capacity was approximately $59.4 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 56

The following table presents a summary of maturities for the Company’s long-term borrowed funds at March 31, 2023:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2023	$—	$2	$2
2024	107	11,751	11,858
2025	469	2,019	2,488
2026	498	930	1,428
2027	—	1	1
2028 and thereafter	2,264	814	3,078
Total	$3,338	$15,517	$18,855
NOTE 8 - DERIVATIVES
In the normal course of business Citizens enters into a variety of derivative transactions to meet the financing and hedging needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 in the Company’s 2022 Form 10-K.
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	March 31, 2023			December 31, 2022
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$58,750	$99	$18	$42,250	$16	$53
Derivatives not designated as hedging instruments:
Interest rate contracts	195,041	278	1,276	174,384	331	1,579
Foreign exchange contracts	30,187	456	407	29,475	527	519
Commodities contracts	998	819	789	1,103	953	942
TBA contracts	3,406	14	14	2,370	7	14
Other contracts	1,261	13	—	913	5	4
Total derivatives not designated as hedging instruments		1,580	2,486		1,823	3,058
Gross derivative fair values		1,679	2,504		1,839	3,111
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(613)	(613)		(623)	(623)
Less: Cash collateral applied(1)		(497)	(187)		(374)	(579)
Total net derivative fair values presented in the Consolidated Balance Sheets		$569	$1,704		$842	$1,909
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions, as well as collateral paid and received.

Citizens Financial Group, Inc. | 57

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
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging borrowed funds	$8	($37)	Interest expense - long-term borrowed funds
Hedged long-term borrowed funds attributable to the risk being hedged	(8)	37	Interest expense - long-term borrowed funds
Interest rate swaps hedging debt securities available for sale	—	29	Interest income - investment securities
Hedged debt securities available for sale attributable to the risk being hedged	—	(29)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges on long-term borrowed funds:

(dollars in millions)	March 31, 2023	December 31, 2022
Carrying amount of hedged liabilities	$481	$972
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(18)	(27)
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI to current period earnings (net interest income) in the same period that the hedged item affects earnings.
Citizens has entered into interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps have been deemed highly effective cash flow hedges. The Company has also entered into certain interest rate option agreements that utilize interest rate floors and caps, or some combination thereof, providing the ability to hedge the variability in cash flows within different interest rate bands. Option premiums paid and received are excluded from the assessment of hedge effectiveness and are amortized over the life of the instruments.
Citizens Financial Group, Inc. | 58

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	$233	($661)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(127)	37
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	(5)
Using the interest rate curve at March 31, 2023 with respect to cash flow hedge strategies, the Company estimates that approximately $514 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $452 million related to terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2023.
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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2023	2022
Economic hedge type:
Customer interest rate contracts	$34	($767)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	(19)	793	Foreign exchange and derivative products
Customer foreign exchange contracts	(4)	26	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	(2)	3	Foreign exchange and derivative products
Customer commodity contracts	(475)	1,152	Foreign exchange and derivative products
Derivatives hedging commodity price risk	486	(1,148)	Foreign exchange and derivative products
Residential loan commitments	2	(161)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(11)	271	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	16	(146)	Mortgage banking fees
Total	$27	$23
Citizens Financial Group, Inc. | 59

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(491)	(1,077)	—	(1,568)
Amounts reclassified to the Consolidated Statements of Operations	(24)	(3)	2	(25)
Net other comprehensive income (loss)	(515)	(1,080)	2	(1,593)
Balance at March 31, 2022	($676)	($1,236)	($346)	($2,258)
Balance at January 1, 2023	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	173	327	—	500
Amounts reclassified to the Consolidated Statements of Operations	94	20	3	117
Net other comprehensive income (loss)	267	347	3	617
Balance at March 31, 2023	($1,149)	($2,424)	($370)	($3,943)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
The Company’s accumulated other comprehensive loss at March 31, 2023 decreased $617 million compared to December 31, 2022, driven by the impact of lower interest rates and the reclassification of $117 million of losses to the Consolidated Statements of Operations.
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2023			December 31, 2022
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 60

Dividends

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$205	$205	$0.39	$165	$165
Preferred stock
Series B	$—	$—	$9	$—	$—	$9
Series C	15.94	5	5	15.94	5	5
Series D	15.88	5	5	15.88	5	5
Series E	12.50	5	5	12.50	5	5
Series F	14.13	5	6	14.13	6	6
Series G	10.00	3	3	10.00	3	3
Total preferred stock		$23	$33		$24	$33
Treasury Stock
During the three months ended March 31, 2023, the Company repurchased $400 million, or 10,089,291 shares, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2022 Form 10-K.

(dollars in millions)	March 31, 2023	December 31, 2022
Commitments to extend credit	$95,965	$96,076
Letters of credit	2,079	2,119
Risk participation agreements	4	4
Loans sold with recourse	97	92
Marketing rights	23	23
Total	$98,168	$98,314
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
Citizens Financial Group, Inc. | 61

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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At March 31, 2023, the remaining terms on these RPAs ranged from less than one year to eight years.
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
Citizens Financial Group, Inc. | 62

Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2023			December 31, 2022
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$767	$753	$14	$666	$656	$10
Commercial and industrial, and commercial real estate loans held for sale, at fair value	88	99	(11)	108	127	(19)
For more information on the election of the fair value option for these assets see Note 20 in the Company’s 2022 Form 10-K.
Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 20 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 63

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at March 31, 2023:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$19,376	$—	$19,376	$—
Collateralized loan obligations	1,215	—	1,215	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	3,252	3,252	—	—
Total debt securities available for sale	23,845	3,252	20,593	—
Loans held for sale, at fair value:
Residential loans held for sale	767	—	767	—
Commercial loans held for sale	88	—	88	—
Total loans held for sale, at fair value	855	—	855	—
Mortgage servicing rights	1,496	—	—	1,496
Derivative assets:
Interest rate contracts	377	—	377	—
Foreign exchange contracts	456	—	456	—
Commodities contracts	819	—	819	—
TBA contracts	14	—	14	—
Other contracts	13	—	—	13
Total derivative assets	1,679	—	1,666	13
Equity securities, at fair value(1)	101	101	—	—
Total assets	$27,976	$3,353	$23,114	$1,509
Derivative liabilities:
Interest rate contracts	$1,294	$—	$1,294	$—
Foreign exchange contracts	407	—	407	—
Commodities contracts	789	—	789	—
TBA contracts	14	—	14	—
Other contracts	—	—	—	—
Total derivative liabilities	2,504	—	2,504	—
Total liabilities	$2,504	$—	$2,504	$—
(1) Excludes investments of $42 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $41 million at March 31, 2023, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 64

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2022:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$19,313	$—	$19,313	$—
Collateralized loan obligations	1,206	—	1,206	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	3,486	3,486	—	—
Total debt securities available for sale	24,007	3,486	20,521	—
Loans held for sale, at fair value:
Residential loans held for sale	666	—	666	—
Commercial loans held for sale	108	—	108	—
Total loans held for sale, at fair value	774	—	774	—
Mortgage servicing rights	1,530	—	—	1,530
Derivative assets:
Interest rate contracts	347	—	347	—
Foreign exchange contracts	527	—	527	—
Commodities contracts	953	—	953	—
TBA contracts	7	—	7	—
Other contracts	5	—	—	5
Total derivative assets	1,839	—	1,834	5
Equity securities, at fair value(1)	110	110	—	—
Total assets	28,260	$3,596	$23,129	$1,535
Derivative liabilities:
Interest rate contracts	$1,632	$—	$1,632	$—
Foreign exchange contracts	519	—	519	—
Commodities contracts	942	—	942	—
TBA contracts	14	—	14	—
Other contracts	4	—	—	4
Total derivative liabilities	3,111	—	3,107	4
Total liabilities	$3,111	$—	$3,107	$4
(1) Excludes investments of $43 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $42 million at December 31, 2022, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 65

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,530	$1
Issuances	21	15
Settlements(1)	(41)	(5)
Changes in fair value during the period recognized in earnings(2)	(14)	2
Ending balance	$1,496	$13

	Three Months Ended March 31, 2022
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,029	$38
Issuances	95	41
Settlements(1)	(39)	61
Changes in fair value during the period recognized in earnings(2)	156	(161)
Ending balance	$1,241	($21)
(1) For MSRs, represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period. For other derivative contracts, represents the closeout of interest rate lock commitments.
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

As of March 31, 2023
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.20-17.80% CPR (7.30% CPR)
		Option adjusted spread	398-1,058 bps (628 bps)
Other derivative contracts	Internal Model	Pull through rate	8.67-99.70% (77.85%)
		MSR value	(14.11)-141.45 bps (75.73 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 20 in the Company’s 2022 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Collateral-dependent loans	($4)	($2)

Citizens Financial Group, Inc. | 66

The following table presents assets measured at fair value on a nonrecurring basis:

	March 31, 2023				December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$671	$—	$671	$—	$582	$—	$582	$—
Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,677	$9,064	$—	$—	$9,125	$8,540	$552	$524
Other loans held for sale	1,000	1,000	—	—	—	—	1,000	1,000
Loans and leases	154,688	149,332	—	—	671	671	154,017	148,661
Other assets	1,228	1,228	—	—	1,208	1,208	20	20
Financial liabilities:
Deposits	172,194	172,096	—	—	172,194	172,096	—	—
Short-term borrowed funds	1,018	1,018	—	—	1,018	1,018	—	—
Long-term borrowed funds	18,855	18,155	—	—	18,855	18,155	—	—

	December 31, 2022
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,834	$9,042	$—	$—	$9,253	$8,506	$581	$536
Other loans held for sale	208	208	—	—	—	—	208	208
Loans and leases	156,662	151,601	—	—	582	582	156,080	151,019
Other assets	1,058	1,058	—	—	1,038	1,038	20	20
Financial liabilities:
Deposits	180,724	180,566	—	—	180,724	180,566	—	—
Short-term borrowed funds	3	3	—	—	3	3	—	—
Long-term borrowed funds	15,887	15,469	—	—	15,887	15,469	—	—
Citizens Financial Group, Inc. | 67

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following table presents the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$67	$32	$—	$99	$69	$27	$1	$97
Card fees	59	12	—	71	50	10	—	60
Capital markets fees	—	71	—	71	—	78	—	78
Trust and investment services fees	63	—	—	63	61	—	—	61
Other banking fees	1	4	—	5	1	2	1	4
Total revenue from contracts with customers	$190	$119	$—	$309	$181	$117	$2	$300
Total revenue from other sources(1)	66	82	28	176	76	96	26	198
Total noninterest income	$256	$201	$28	$485	$257	$213	$28	$498
(1) Includes bank-owned life insurance income of $23 million and $21 million for the three months ended March 31, 2023 and 2022, respectively.
The Company recognized trailing commissions of $4 million for the three months ended March 31, 2023 and 2022 related to ongoing commissions from previous investment sales.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Marketing	$38	$26
Deposit insurance	36	20
Other	95	64
Other operating expense	$169	$110
NOTE 15 - EARNINGS PER SHARE

	Three Months Ended March 31,
(dollars in millions, except per share data)	2023	2022
Numerator (basic and diluted):
Net income	$511	$420
Less: Preferred stock dividends	23	24
Net income available to common stockholders	$488	$396
Denominator:
Weighted-average common shares outstanding - basic	485,444,313	422,401,747
Dilutive common shares: share-based awards	2,267,833	2,269,124
Weighted-average common shares outstanding - diluted	487,712,146	424,670,871
Earnings per common share:
Basic	$1.00	$0.94
Diluted(1)	1.00	0.93
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,278,383 and 2,222 for the three months ended March 31, 2023 and 2022, respectively.
Citizens Financial Group, Inc. | 68

NOTE 16 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s two business operating segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer. The Chief Executive Officer has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. For more information on the Company’s business operating segments, as well as Other non-segment operations, see Note 26 in the Company’s 2022 Form 10-K.

	As of and for the Three Months Ended March 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,096	$597	($50)	$1,643
Noninterest income	256	201	28	485
Total revenue	1,352	798	(22)	2,128
Noninterest expense	889	331	76	1,296
Profit (loss) before provision (benefit) for credit losses	463	467	(98)	832
Provision (benefit) for credit losses	83	47	38	168
Income (loss) before income tax expense (benefit)	380	420	(136)	664
Income tax expense (benefit)	99	101	(47)	153
Net income (loss)	$281	$319	($89)	$511
Total average assets	$87,558	$78,891	$56,262	$222,711

	As of and for the Three Months Ended March 31, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$857	$416	($126)	$1,147
Noninterest income	257	213	28	498
Total revenue	1,114	629	(98)	1,645
Noninterest expense	784	272	50	1,106
Profit (loss) before provision (benefit) for credit losses	330	357	(148)	539
Provision (benefit) for credit losses	49	12	(58)	3
Income (loss) before income tax expense (benefit)	281	345	(90)	536
Income tax expense (benefit)	72	74	(30)	116
Net income (loss)	$209	$271	($60)	$420
Total average assets	$77,551	$61,118	$49,648	$188,317
There have been no significant changes in the management accounting practices utilized by the Company regarding the basis of presentation for segment results as discussed in Note 26 in the Company’s 2022 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part I, Item 2 and is incorporated herein by reference.
Citizens Financial Group, Inc. | 69

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this item is presented in Note 11 and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended March 31, 2023 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
January 1, 2023 - January 31, 2023	8,482,536	$39.68	8,482,157	$513,449,776
February 1, 2023 - February 28, 2023	3,449	$33.74	—	$1,663,449,776
March 1, 2023 - March 31, 2023	1,603,306	$39.65	1,599,160	$1,600,000,000
(1) Includes shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards.
(2) On February 17, 2023, the Company announced that its Board of Directors increased the capacity under its common share repurchase program by an additional $1.15 billion, which was incremental to the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization. Common stock share repurchases may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans and accelerated share repurchase and other structured transactions. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance, capital impacts of strategic initiatives, market conditions, receipt of required regulatory approvals and other regulatory considerations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Citizens Financial Group, Inc. | 70

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective April 28, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 29, 2022)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 71

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 72