Form 10-Q
period 2023-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2023-08-08
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 472,294,410 shares of the registrant’s common stock ($0.01 par value) outstanding on July 28, 2023.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCMI	Citizens Capital Markets, Inc.
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
COVID	Coronavirus Disease
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
Investors	Investors Bancorp, Inc. and its subsidiaries
Citizens Financial Group, Inc. | 3

JMP	JMP Group LLC
LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL Transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL Transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entity
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
Citizens Financial Group, Inc. | 6

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
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $223.1 billion in assets as of June 30, 2023. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,400 ATMs and more than 1,100 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
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
Non-GAAP measures are denoted throughout our MD&A by the use of the term “Underlying.” Where there is a reference to these metrics in that paragraph, all measures that follow are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Key Highlights
Net income increased $114 million and $205 million for the three and six months ended June 30, 2023, respectively, with earnings per diluted common share up $0.25 to $0.92 and up $0.34 to $1.92 compared to the same periods in 2022.
Results reflect notable items of $53 million or $0.12 per diluted common share, net of tax benefit, for the three months ended June 30, 2023, compared to $231 million or $0.47 per diluted common share, net of tax benefit, for the same period in 2022. For the six months ended June 30, 2023, notable items were $102 million or $0.22 per diluted common share, net of tax benefit, as compared to $287 million or $0.63 per diluted common share, net of tax benefit, for the same period in 2022.

Table 1: Notable Items
	Three Months Ended June 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Noninterest expense	$1,306	$39	$34	$—	$1,233
Income tax expense	134	(11)	(9)	—	154

	Three Months Ended June 30, 2022
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$216	$—	$—	$145	$71
Noninterest income	494	(31)	—	—	525
Noninterest expense	1,305	104	21	—	1,180
Income tax expense	114	(28)	(5)	(37)	184

	Six Months Ended June 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Noninterest expense	$2,602	$91	$48	$—	$2,463
Income tax expense	287	(24)	(13)	—	324

	Six Months Ended June 30, 2022
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision (benefit) for credit losses	$219	$—	$—	$169	$50
Noninterest income	992	(31)	—	—	1,023
Noninterest expense	2,411	141	32	—	2,238
Income tax expense	230	(38)	(5)	(43)	316
(1) Includes integration related costs associated with acquisitions for the three and six months ended June 30, 2023 and 2022, and mark-to-market losses on loans acquired from Investors classified as LHFS for the three and six months ended June 30, 2022.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three and six months ended June 30, 2023 and 2022, and income tax impacts related to legacy tax matters for the six months ended June 30, 2022.
(3) Includes the initial provision for credit losses tied to the HSBC transaction and Investors acquisition. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
Citizens Financial Group, Inc. | 8

•Net income available to common stockholders increased $112 million and $204 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $497 million and $1.0 billion for the three and six months ended June 30, 2023, respectively, compared with $563 million and $1.0 billion for the same periods in 2022.
◦On an Underlying basis, earnings per diluted common share of $1.04 and $2.14 for the three and six months ended June 30, 2023, respectively, compared to $1.14 and $2.21 for the same periods in 2022.
•Total revenue increased $95 million and $578 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by increases of 6% and 22%, respectively, in net interest income, including the impacts of the HSBC transaction and Investors acquisition during the six-month period.
•The efficiency ratio of 62.3% and 61.6% for the three and six months ended June 30, 2023, respectively, compared to 65.3% and 66.2% for the same periods in 2022.
◦On an Underlying basis, the efficiency ratio of 58.9% and 58.3% for the three and six months ended June 30, 2023, respectively, compared to 58.2% and 60.9% for the same periods in 2022.
•ROTCE of 12.4% and 13.4% for the three and six months ended June 30, 2023, respectively, compared to 9.1% and 10.2% for the same periods in 2022.
◦On an Underlying basis, ROTCE of 13.9% and 14.8% for the three and six months ended June 30, 2023, respectively, compared to 15.5% and 14.2% for the same periods in 2022.
•Tangible book value per common share of $28.72 increased 3% from December 31, 2022.
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

Table 2: Major Components of Net Interest Income
	Three Months Ended June 30,
	2023			2022			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$7,768	$100	5.10%	$4,630	$13	1.06%	$3,138	404 bps
Taxable investment securities	38,000	267	2.81	35,900	201	2.25	2,100	56
Non-taxable investment securities	2	—	2.68	3	—	2.62	(1)	6
Total investment securities	38,002	267	2.81	35,903	201	2.25	2,099	56
Commercial and industrial	49,770	765	6.09	50,517	418	3.28	(747)	281
Commercial real estate	29,115	445	6.05	27,592	243	3.48	1,523	257
Leases	1,352	12	3.69	1,575	10	2.61	(223)	108
Total commercial	80,237	1,222	6.03	79,684	671	3.33	553	270
Residential mortgages	30,566	259	3.38	28,486	221	3.10	2,080	28
Home equity	14,340	264	7.38	12,811	105	3.27	1,529	411
Automobile	10,997	113	4.14	14,172	127	3.60	(3,175)	54
Education	12,430	155	5.00	13,144	137	4.18	(714)	82
Other retail	5,155	119	9.30	5,557	109	7.87	(402)	143
Total retail	73,488	910	4.96	74,170	699	3.77	(682)	119
Total loans and leases	153,725	2,132	5.52	153,854	1,370	3.55	(129)	197
Loans held for sale, at fair value	1,381	20	5.74	1,937	17	3.60	(556)	214
Other loans held for sale	622	12	7.90	2,353	25	4.21	(1,731)	369
Interest-earning assets	201,498	2,531	5.00	198,677	1,626	3.26	2,821	174
Noninterest-earning assets	20,875			22,290			(1,415)
Total assets	$222,373			$220,967			$1,406
Liabilities and Stockholders’ Equity
Checking with interest	$34,586	$110	1.28%	$38,747	$15	0.16%	($4,161)	112
Money market	49,665	348	2.81	48,795	23	0.19	870	262
Savings	29,640	108	1.46	27,661	9	0.14	1,979	132
Term	17,180	157	3.68	6,970	7	0.31	10,210	337
Total interest-bearing deposits	131,071	723	2.21	122,173	54	0.18	8,898	203
Short-term borrowed funds	1,446	22	5.82	3,995	10	0.98	(2,549)	484
Long-term borrowed funds	16,795	198	4.70	10,222	57	2.26	6,573	244
Total borrowed funds	18,241	220	4.80	14,217	67	1.90	4,024	290
Total interest-bearing liabilities	149,312	943	2.53	136,390	121	0.36	12,922	217
Demand deposits	42,178			54,189			(12,011)
Other noninterest-bearing liabilities	6,580			5,991			589
Total liabilities	198,070			196,570			1,500
Stockholders’ equity	24,303			24,397			(94)
Total liabilities and stockholders’ equity	$222,373			$220,967			$1,406
Interest rate spread			2.47%			2.90%		(43)
Net interest income and net interest margin		$1,588	3.16%		$1,505	3.04%		12
Net interest income and net interest margin, FTE(1)		$1,593	3.17%		$1,507	3.04%		13
Memo: Total deposits (interest-bearing and demand)	$173,249	$723	1.68%	$176,362	$54	0.12%	($3,113)	156	bps
Citizens Financial Group, Inc. | 10

	Six Months Ended June 30,
	2023			2022			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$6,839	$169	4.91%	$6,333	$17	0.52%	$506	439 bps
Taxable investment securities	38,474	533	2.77	32,591	339	2.08	5,883	69
Non-taxable investment securities	2	—	2.68	2	—	2.61	—	7
Total investment securities	38,476	533	2.77	32,593	339	2.08	5,883	69
Commercial and industrial	50,876	1,500	5.87	47,747	746	3.11	3,129	276
Commercial real estate	29,004	861	5.90	20,867	333	3.17	8,137	273
Leases	1,393	24	3.50	1,568	21	2.71	(175)	79
Total commercial	81,273	2,385	5.84	70,182	1,100	3.12	11,091	272
Residential mortgages	30,322	509	3.35	25,987	390	3.00	4,335	35
Home equity	14,207	504	7.16	12,469	195	3.15	1,738	401
Automobile	11,465	232	4.09	14,352	254	3.58	(2,887)	51
Education	12,612	309	4.94	13,091	268	4.13	(479)	81
Other retail	5,222	240	9.27	5,492	211	7.75	(270)	152
Total retail	73,828	1,794	4.89	71,391	1,318	3.71	2,437	118
Total loans and leases	155,101	4,179	5.39	141,573	2,418	3.42	13,528	197
Loans held for sale, at fair value	1,196	35	5.79	2,150	33	3.11	(954)	268
Other loans held for sale	410	17	8.40	1,409	32	4.48	(999)	392
Interest-earning assets	202,022	4,933	4.88	184,058	2,839	3.09	17,964	179
Noninterest-earning assets	20,519			20,674			(155)
Total assets	$222,541			$204,732			$17,809
Liabilities and Stockholders’ Equity:
Checking with interest	$35,276	$207	1.18%	$34,605	$20	0.12%	$671	106
Money market	49,803	635	2.57	48,012	35	0.15	1,791	242
Savings	29,551	187	1.28	25,758	14	0.11	3,793	117
Term	15,021	244	3.27	5,976	10	0.30	9,045	297
Total interest-bearing deposits	129,651	1,273	1.98	114,351	79	0.14	15,300	184
Short-term borrowed funds	997	28	5.59	2,023	10	1.00	(1,026)	459
Long-term borrowed funds	17,284	401	4.63	8,155	98	2.40	9,129	223
Total borrowed funds	18,281	429	4.68	10,178	108	2.13	8,103	255
Total interest-bearing liabilities	147,932	1,702	2.31	124,529	187	0.30	23,403	201
Demand deposits	44,145			51,430			(7,285)
Other noninterest-bearing liabilities	6,453			5,073			1,380
Total liabilities	198,530			181,032			17,498
Stockholders’ equity	24,011			23,700			311
Total liabilities and stockholders’ equity	$222,541			$204,732			$17,809
Interest rate spread			2.57%			2.79%		(22)
Net interest income and net interest margin		$3,231	3.23%		$2,652	2.91%		32
Net interest income and net interest margin, FTE(1)		$3,240	3.23%		$2,656	2.91%		32
Memo: Total deposits (interest-bearing and demand)	$173,796	$1,273	1.48%	$165,781	$79	0.10%	$8,015	138	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income increased $83 million, or 6%, and $579 million, or 22%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting higher net interest margin and growth of 1% and 10%, respectively, in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition during the six-month period.
Net interest margin on a FTE basis increased 13 basis points and 32 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting higher interest-earning asset yields given higher market interest rates and interest-earning asset growth, partially offset by increased funding costs. Average interest-earning asset yields increased 174 basis points and 179 basis points, while average interest-bearing liability costs increased 217 basis points and 201 basis points, respectively, compared to the same periods.
Citizens Financial Group, Inc. | 11

Average interest-earning assets increased $2.8 billion, or 1%, and $18.0 billion, or 10%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in the six-month period is primarily attributable to growth in loans and leases reflecting the impacts of the HSBC transaction and Investors acquisition, and growth in investments, while the increase in the three-month period reflects growth in cash held in interest-bearing deposits and investments, partially offset by a decline in LHFS.
Average deposits decreased $3.1 billion, or 2%, and increased $8.0 billion, or 5%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three-month period is primarily due to rate-related outflows, while the increase in the six-month period is primarily attributable to the impacts of the HSBC transaction and Investors acquisition.
Average total borrowed funds increased $4.0 billion and $8.1 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven primarily by an increase in FHLB advances.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	Percent	2023	2022	Change	Percent
Service charges and fees	$101	$108	($7)	(6%)	$201	$206	($5)	(2%)
Capital markets fees	82	88	(6)	(7)	165	181	(16)	(9)
Card fees	80	71	9	13	152	131	21	16
Mortgage banking fees	59	72	(13)	(18)	116	141	(25)	(18)
Trust and investment services fees	65	66	(1)	(2)	128	127	1	1
Foreign exchange and derivative products	44	60	(16)	(27)	92	111	(19)	(17)
Letter of credit and loan fees	43	40	3	8	83	78	5	6
Securities gains, net	9	1	8	NM	14	5	9	180
Other income(1)	23	(12)	35	NM	40	12	28	233
Noninterest income	$506	$494	$12	2%	$991	$992	($1)	—%
(1) Includes bank-owned life insurance income and other income for all periods presented.
Significant changes in noninterest income for the three and six months ended June 30, 2023, compared to the same periods in 2022, are highlighted below.
•Other income increased driven by $31 million of mark-to-market losses on loans acquired from Investors recognized in the second quarter of 2022.
•Mortgage banking fees declined driven by lower production volumes and servicing revenue, partially offset by improved gain-on-sale margins.
•Card fees increased given higher transaction volumes.
•Foreign exchange and derivative products revenue decreased reflecting lower client hedging activity.
•Capital markets fees decreased reflecting lower syndication fees, partially offset by higher merger and acquisition advisory fees.
Citizens Financial Group, Inc. | 12

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	Percent	2023	2022	Change	Percent
Salaries and employee benefits	$615	$683	($68)	(10%)	$1,273	$1,277	($4)	—%
Outside services	177	189	(12)	(6)	353	358	(5)	(1)
Equipment and software	181	169	12	7	350	319	31	10
Occupancy	136	111	25	23	260	194	66	34
Other operating expense	197	153	44	29	366	263	103	39
Noninterest expense	$1,306	$1,305	$1	—%	$2,602	$2,411	$191	8%
Noninterest expense was stable for the three months ended June 30, 2023 and increased for the six months ended June 30, 2023, compared to the same periods in 2022, driven primarily by acquisition-related costs and higher other operating expense associated with advertising, fraud losses, and FDIC insurance costs as a result of the increase in the base deposit insurance assessment rate of two basis points effective January 1, 2023. In addition, equipment and software increased reflecting higher software maintenance and amortization costs. These increases were partially offset by the benefit of efficiency initiatives and lower salaries and employee benefits given lower variable compensation.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Credit Quality” for more information.
Credit provision expense of $176 million and $344 million for the three and six months ended June 30, 2023, respectively, compared to $216 million and $219 million for the same periods in 2022. The provision expense for the three and six months ended June 30, 2023 reflects an increased net charge-off level in the Commercial Real Estate Office portfolio given return to office dynamics and rising interest rates. Provision expense for the three and six months ended June 30, 2022 reflects lower charge-off levels and reduced reserve requirements as COVID concerns subsided, partially offset by the provision associated with the Investors acquisition in the second quarter of 2022.
Income Tax Expense
Income tax expense of $134 million and $287 million increased $20 million and $57 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by higher pre-tax income. The effective income tax rate of 22.1% and 22.5% for the same periods decreased from 23.8% and 22.7%, respectively, compared to the same periods in 2022, primarily driven by additional tax expense incurred in 2022 related to acquisitions, partially offset by the adoption of the proportional amortization method for qualified investments in tax credit structures in 2023 and increased non-deductible FDIC premium expense. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
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
Citizens Financial Group, Inc. | 13

The following tables present certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 16 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking
	Three Months Ended June 30,		Three Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net interest income	$1,104	$995	$584	$534
Noninterest income	268	280	207	221
Total revenue	1,372	1,275	791	755
Noninterest expense	908	881	315	308
Profit before credit losses	464	394	476	447
Net charge-offs	82	39	71	10
Income before income tax expense	382	355	405	437
Income tax expense	100	90	100	96
Net income	$282	$265	$305	$341
Average Balances:
Total assets	$87,040	$88,881	$77,546	$78,638
Total loans and leases(1)	80,684	83,248	74,295	74,172
Deposits	115,846	118,482	45,494	51,575
Interest-earning assets	81,328	84,026	74,687	74,422

	Consumer Banking		Commercial Banking
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net interest income	$2,200	$1,852	$1,181	$950
Noninterest income	524	537	408	434
Total revenue	2,724	2,389	1,589	1,384
Noninterest expense	1,797	1,665	646	580
Profit before credit losses	927	724	943	804
Net charge-offs	165	88	118	22
Income before income tax expense	762	636	825	782
Income tax expense	199	162	201	170
Net income	$563	$474	$624	$612
Average Balances:
Total assets	$87,298	$83,247	$78,215	$69,927
Total loans and leases(1)	80,935	78,268	75,010	66,134
Deposits	115,713	111,610	47,220	48,067
Interest-earning assets	81,598	79,067	75,405	66,412
(1) Includes LHFS.
Consumer Banking
Net interest income increased $109 million and $348 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by higher net interest margin reflecting higher interest-earning asset yields given higher market interest rates, partially offset by higher funding costs. Growth in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition, is also a driver during the six-month period.
Noninterest income decreased $12 million and $13 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by a decline in mortgage banking fees reflecting lower production volumes and servicing revenue, partially offset by improved gain-on-sale margins, and a decline in service charges and fees given the elimination of non-sufficient funds fees. These decreases were partially offset by higher card fees given higher transaction volumes.
Citizens Financial Group, Inc. | 14

Noninterest expense increased $27 million and $132 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven primarily by acquisition-related costs and higher other operating expense associated with advertising, fraud losses, and FDIC insurance costs as a result of the increase in the base deposit insurance assessment rate of two basis points effective January 1, 2023. These increases were partially offset by the benefit of efficiency initiatives.
Net charge-offs increased $43 million and $77 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by other retail, auto and education as credit losses continue to gradually normalize off pandemic-era lows.
Commercial Banking
Net interest income increased $50 million and $231 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by higher net interest margin reflecting higher interest-earning asset yields given higher market interest rates, partially offset by higher funding costs. Growth in average interest-earning assets, including the impact of the Investors acquisition, is also a driver during the six-month period.
Noninterest income decreased $14 million and $26 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven by a decline in capital markets fees reflecting lower syndication fees, partially offset by higher merger and acquisition advisory fees, and a decline in foreign exchange and derivative products revenue reflecting lower client hedging activity. These decreases were partially offset by higher service charges and fees reflecting the benefit of acquisitions and improvement in Treasury Solutions fees and higher card fees given higher transaction volumes.
Noninterest expense increased $7 million and $66 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, driven primarily by acquisition-related costs and higher other operating expense associated with FDIC insurance costs as a result of the increase in the base deposit insurance assessment rate of two basis points effective January 1, 2023, partially offset by the benefit of efficiency initiatives.
Net charge-offs increased $61 million and $96 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting higher charge-offs in Commercial Real Estate Office and the normalization of credit losses off pandemic-era lows.
Citizens Financial Group, Inc. | 15

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of Securities
	June 30, 2023		December 31, 2022
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$3,429	$3,236	$3,678	$3,486
State and political subdivisions	2	2	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	22,154	20,042	21,250	19,062
Other/non-agency	279	247	280	251
Total mortgage-backed securities	22,433	20,289	21,530	19,313
Collateralized loan obligations	1,248	1,228	1,248	1,206
Total debt securities available for sale	$27,112	$24,755	$26,458	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,990	$8,225	$9,253	$8,506
Total mortgage-backed securities	8,990	8,225	9,253	8,506
Asset-backed securities	530	503	581	536
Total debt securities held to maturity	$9,520	$8,728	$9,834	$9,042
Total debt securities available for sale and held to maturity	$36,632	$33,483	$36,292	$33,049
Equity securities (at cost)	$917	$917	$1,058	$1,058
Equity securities (at fair value)	147	147	153	153
(1) Excludes portfolio level basis adjustments of $9 million for securities designated in active fair value hedge relationships. The basis adjustments represent a reduction to the amortized cost of the securities being hedged.
The primary objective of the securities portfolio is to provide a ready source of liquidity. The portfolio primarily includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of June 30, 2023, U.S. Treasury, GNMA and GSE-issued mortgage-backed securities represent 94% of the fair value of our debt securities portfolio holdings, with approximately $26.9 billion in fair value of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, the Fixed Income Clearing Corporation bilateral repurchase agreement market, and the Bank Term Funding Program. Under the Bank Term Funding Program, securities are pledged at par value instead of fair value.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk Management and Governance” section in this document. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2022 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of June 30, 2023, the portfolio’s average effective duration was 5.5 years compared with 5.8 years as of December 31, 2022.
Citizens Financial Group, Inc. | 16

Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	June 30, 2023	December 31, 2022	Change	Percent
Commercial and industrial	$48,038	$51,836	($3,798)	(7)%
Commercial real estate	28,947	28,865	82	—
Leases	1,294	1,479	(185)	(13)
Total commercial	78,279	82,180	(3,901)	(5)
Residential mortgages	30,769	29,921	848	3
Home equity	14,487	14,043	444	3
Automobile	10,428	12,292	(1,864)	(15)
Education	12,246	12,808	(562)	(4)
Other retail	5,111	5,418	(307)	(6)
Total retail	73,041	74,482	(1,441)	(2)
Total loans and leases	$151,320	$156,662	($5,342)	(3)%
Total loans and leases as of June 30, 2023 decreased compared to December 31, 2022, reflecting a $3.9 billion decrease in commercial given loan sales as part of balance sheet optimization actions and reduced line utilization by companies in anticipation of a softer economic environment. Retail declined $1.4 billion, given planned runoff in auto and a decline in education, partially offset by growth in mortgage and home equity.
Credit Quality
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4 of this report, and “Critical Accounting Estimates — Allowance for Credit Losses” and Note 6 in our 2022 Form 10-K.
The ACL of $2.3 billion at June 30, 2023 compared with an ACL of $2.2 billion as of December 31, 2022, reflecting a reserve increase of $59 million. For further information see Note 4.

Table 8: ACL and Related Coverage Ratios by Portfolio
	June 30, 2023			December 31, 2022
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$48,038	$586	1.22%	$51,836	$581	1.12%
Commercial real estate	28,947	541	1.87	28,865	456	1.58
Leases	1,294	30	2.34	1,479	23	1.59
Total commercial	78,279	1,157	1.48	82,180	1,060	1.29
Residential mortgages	30,769	205	0.67	29,921	207	0.69
Home equity	14,487	100	0.69	14,043	89	0.63
Automobile	10,428	89	0.86	12,292	131	1.07
Education	12,246	261	2.13	12,808	268	2.09
Other retail	5,111	232	4.53	5,418	228	4.21
Total retail	73,041	887	1.21	74,482	923	1.24
Total loans and leases	$151,320	$2,044	1.35%	$156,662	$1,983	1.27%
Allowance for Unfunded Lending Commitments
Commercial(1)		$213	1.75%		$207	1.54%
Retail(2)		42	1.27		50	1.31
Total allowance for unfunded lending commitments		255			257
Allowance for credit losses	$151,320	$2,299	1.52%	$156,662	$2,240	1.43%
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

Citizens Financial Group, Inc. | 17

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	June 30, 2023	December 31, 2022	Change		Percent
Commercial and industrial	$280	$249	$31		12%
Commercial real estate	352	103	249		242
Leases	3	—	3		—
Total commercial	635	352	283		80
Residential mortgages	201	234	(33)		(14)
Home equity	251	241	10		4
Automobile	51	56	(5)		(9)
Education	22	33	(11)		(33)
Other retail	31	28	3		11
Total retail	556	592	(36)		(6)
Nonaccrual loans and leases	$1,191	$944	$247		26%
Nonaccrual loans and leases to total loans and leases	0.79%	0.60%	19	bps
Allowance for loan and lease losses to nonaccrual loans and leases	172%	210%	(38%)
Allowance for credit losses to nonaccrual loans and leases	193%	237%	(44%)

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended June 30,
	2023			2022
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$15	$49,770	0.12%	$10	$50,517	0.08%
Commercial real estate	62	29,115	0.86	—	27,592	—
Leases	(1)	1,352	(0.22)	—	1,575	(0.05)
Total commercial	76	80,237	0.38	10	79,684	0.05
Residential mortgages	—	30,566	—	(1)	28,486	(0.01)
Home equity	(3)	14,340	(0.08)	(9)	12,811	(0.27)
Automobile	8	10,997	0.30	6	14,172	0.16
Education	22	12,430	0.68	11	13,144	0.34
Other retail	49	5,155	3.84	32	5,557	2.25
Total retail	76	73,488	0.41	39	74,170	0.21
Total loans and leases	$152	$153,725	0.40%	$49	$153,854	0.13%

	Six Months Ended June 30,
	2023			2022
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$67	$50,876	0.26%	$21	$47,747	0.09%
Commercial real estate	65	29,004	0.46	—	20,867	—
Leases	(4)	1,393	(0.54)	—	1,568	0.03
Total commercial	128	81,273	0.32	21	70,182	0.06
Residential mortgages	1	30,322	—	(1)	25,987	(0.01)
Home equity	(6)	14,207	(0.08)	(18)	12,469	(0.30)
Automobile	23	11,465	0.41	12	14,352	0.17
Education	40	12,612	0.63	27	13,091	0.41
Other retail	99	5,222	3.83	67	5,492	2.43
Total retail	157	73,828	0.43	87	71,391	0.24
Total loans and leases	$285	$155,101	0.37%	$108	$141,573	0.15%
For the three and six months ended June 30, 2023, the net charge-off ratio increased 27 basis points and 22 basis points, respectively, compared to the same periods in 2022. Net charge-offs increased $103 million and $177 million, respectively, compared to the same periods.
Citizens Financial Group, Inc. | 18

For the three months ended June 30, 2023, the increase in net charge-offs reflects a $37 million increase in retail, primarily other retail and education, and a $66 million increase in commercial driven by Commercial Real Estate Office. For the six months ended June 30, 2023, the increase in net charge-offs reflects a $70 million increase in retail, primarily other retail, education and auto, and a $107 million increase in commercial, with increases in commercial real estate and commercial and industrial. The increase in commercial real estate was driven by Commercial Real Estate Office while the commercial and industrial increase reflects company specific idiosyncratic charge-offs. The increase in retail is trending up as expected from pandemic lows.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases and commercial real estate loans. As discussed in our 2022 Form 10-K, we utilize regulatory classification ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $8.0 billion at June 30, 2023 increased $2.4 billion compared with December 31, 2022.
Commercial and industrial criticized balances of $3.6 billion at June 30, 2023, increased from $3.1 billion at December 31, 2022, primarily driven by the impact of increasing interest rates and certain sector-specific labor shortages in Retail and Wholesale Trade, and labor costs, labor shortages, and reimbursement challenges in health care-related not-for-profit facilities, including skilled nursing, assisted living, continuing care retirement and hospitals.
Commercial real estate criticized balances of $4.3 billion increased from $2.4 billion at December 31, 2022, primarily driven by the combined impacts of interest rates and return-to-office dynamics on the Office sector and the impacts of interest rates on the Multi-family sector. Approximately 99% of commercial real estate loans remain current on payments.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.
Citizens Financial Group, Inc. | 19

Table 11: Commercial Loans and Leases
	June 30, 2023		December 31, 2022
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Sector
Finance and insurance
Capital call facilities	$6,335	4%	$6,753	4%
Other	5,972	3	5,310	3
Other manufacturing	3,990	3	4,474	3
Technology	3,893	3	4,367	3
Accommodation and food services	3,249	2	3,572	2
Health, pharma, and social assistance	2,781	2	3,056	2
Professional, scientific, and technical services	2,765	2	3,067	2
Wholesale trade	2,532	2	2,955	2
Retail trade	2,288	1	2,391	2
Other services	2,473	2	2,713	2
Energy and related	2,087	1	2,299	1
Real estate and rental and leasing	1,435	1	1,542	1
Consumer products manufacturing	1,166	1	1,511	1
Administrative and waste management services	1,545	1	1,710	1
Arts, entertainment, and recreation	1,593	1	1,587	1
Automotive	1,218	1	1,316	1
All other(1)	2,716	2	3,091	2
Total commercial and industrial	48,038	32	51,715	33
Property type
Multi-family	8,844	6	8,696	6
Office	6,213	4	6,253	4
Retail	3,431	2	3,208	2
Industrial	3,744	3	3,344	2
Co-op	1,899	1	1,824	1
Data centers	909	1	870	1
Hospitality	607	—	638	—
All other(1)	3,300	2	4,032	2
Total commercial real estate	28,947	19	28,865	18
Total leases	1,294	1	1,479	1
Total commercial(2)	$78,279	52%	$82,059	52%
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
Citizens Financial Group, Inc. | 20

Table 12: Retail Loan Portfolio Analysis
	June 30, 2023					December 31, 2022
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	98.12%	0.29%	0.10%	0.84%	0.65%	97.68%	0.32%	0.15%	1.07%	0.78%
Home equity	97.72	0.38	0.17	—	1.73	97.68	0.46	0.14	—	1.72
Automobile	97.88	1.25	0.38	—	0.49	97.93	1.24	0.37	—	0.46
Education	99.37	0.27	0.16	0.02	0.18	99.30	0.28	0.13	0.03	0.26
Other retail	97.67	0.80	0.53	0.39	0.61	97.71	0.81	0.55	0.41	0.52
Total retail	98.19%	0.48%	0.19%	0.38%	0.76%	98.02%	0.52%	0.21%	0.46%	0.79%
(1) 90+ days past due and accruing includes $256 million and $316 million of loans fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2023 and December 31, 2022, respectively.

Table 13: Retail Asset Quality Metrics
	June 30, 2023	December 31, 2022
Average refreshed FICO for total portfolio	772	770
CLTV ratio for secured real estate(1)	52%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 14: Composition of Deposits
(dollars in millions)	June 30, 2023	% of Total Deposits	December 31, 2022	% of Total Deposits
Demand	$40,286	23%	$49,283	27%
Money market	52,542	29	49,905	28
Checking with interest	35,028	20	39,721	22
Savings	29,824	17	29,805	16
Term	19,987	11	12,010	7
Total deposits	$177,667	100%	$180,724	100%
Total deposits as of June 30, 2023 decreased compared to December 31, 2022, driven by seasonal and rate-related outflows. In addition, as rates rose another 25 basis points in the second quarter of 2023, we saw continued migration of lower cost deposits to higher-yielding categories, primarily in Commercial, with non-interest bearing deposits now representing approximately 23% of our total deposits.

Table 15: Insured/Secured Deposits
(dollars in millions)	June 30, 2023
Total deposits	$177,667

Estimated uninsured deposits(1)	76,777
Less: Uninsured affiliate deposits eliminated in consolidation	15,795
Less: Secured deposits(1)	8,381
CFG adjusted estimated uninsured, excluding secured deposits	52,601
Total estimated insured/secured deposits	$125,066
Insured/secured deposits to total deposits	70%
(1) As reported on CBNA’s June 30, 2023 Call Report.
Estimated CFG insured/secured deposits totaled $125.1 billion, comprised of $116.7 billion of insured deposits and $8.4 billion of collateralized preferred deposits from states and municipalities, making up 70% of our consolidated deposit base of $177.7 billion as of June 30, 2023.
Citizens Financial Group, Inc. | 21

Table 16: Term Deposits in Excess of the FDIC Insurance Limit by Remaining Maturity
(dollars in millions)	June 30, 2023
Three months or less	$913
After three months through six months	236
After six months through twelve months	779
After twelve months	17
Total term deposits(1)	$1,945
(1) Includes term deposits per account in excess of $250,000.
Borrowed Funds
Total borrowed funds of $15.2 billion as of June 30, 2023 decreased $691 million compared to December 31, 2022, primarily driven by a decline in FHLB advances, partially offset by the issuance of secured borrowings collateralized by auto loans. For more information regarding our borrowed funds, see “Liquidity” and Note 7.
CAPITAL AND REGULATORY MATTERS
We are subject to regulation and supervision by the FRB as a bank and financial holding company. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change.
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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees, which was submitted on April 4, 2023. Under the FRB’s capital requirements we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years; however, the FRB required us to participate in the 2023 CCAR supervisory stress test to incorporate the effects of the Investors acquisition. Our SCB associated with the 2022 supervisory stress test is 3.4%, effective until September 30, 2023, and our SCB associated with the 2023 supervisory stress test is 4.0%, effective October 1, 2023 through September 30, 2024.
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
For more information on our capital adequacy process, see the “Regulation and Supervision”, “Capital and Regulatory Matters” and “Tailoring of Prudential Requirements” sections in our 2022 Form 10-K, and “Recent Regulatory Developments — Proposed Regulatory Capital Revisions” below.
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
Citizens Financial Group, Inc. | 22

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2022 Form 10-K and “Recent Regulatory Developments — Proposed Regulatory Capital Revisions” below. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 17: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2023		December 31, 2022
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,381	10.3%	$18,574	10.0%	7.9%
CBNA	19,761	11.1	20,669	11.2	7.0
Tier 1 capital
CFG	20,395	11.4	20,588	11.1	9.4
CBNA	19,761	11.1	20,669	11.2	8.5
Total capital
CFG	23,748	13.3	23,755	12.8	11.4
CBNA	22,808	12.8	23,534	12.7	10.5
Tier 1 leverage
CFG	20,395	9.4	20,588	9.3	4.0
CBNA	19,761	9.1	20,669	9.4	4.0
Risk-weighted assets
CFG	179,034		185,224
CBNA	178,473		184,781
Quarterly adjusted average assets(2)
CFG	217,264		220,779
CBNA	216,628		220,182
(1) Represents minimum requirement under the current capital framework plus the SCB of 3.4% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At June 30, 2023, CFG’s CET1 and tier 1 capital ratios increased compared to December 31, 2022. Net income and a $6.2 billion decrease in RWA, primarily driven by lower commercial and auto loans, was partially offset by common share repurchases, dividends and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period.
At June 30, 2023, CBNA’s CET1 and tier 1 capital ratios decreased slightly compared to December 31, 2022. A dividend payment to the Parent Company and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period, was partially offset by net income and a $6.3 billion decrease in RWA, primarily driven by lower commercial and auto loans.
At June 30, 2023, CFG’s and CBNA’s total capital ratios increased driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At June 30, 2023, CFG’s tier 1 leverage ratio increased whereas CBNA’s tier 1 leverage ratio decreased compared to December 31, 2022, driven by their respective changes in tier 1 capital described above and a decline in quarterly adjusted average assets.
Citizens Financial Group, Inc. | 23

Table 18: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	June 30, 2023	December 31, 2022
Total common stockholders' equity	$21,571	$21,676
Exclusions:
Modified CECL transitional amount	192	288
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt securities	2,643	2,771
Derivatives	1,553	1,416
Unamortized net periodic benefit costs	367	373
Deductions:
Goodwill, net of deferred tax liability	(7,793)	(7,780)
Other intangible assets, net of deferred tax liability	(150)	(170)
Deferred tax assets that arise from tax loss and credit carryforwards	(2)	—
Total common equity tier 1 capital	18,381	18,574
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,395	20,588
Qualifying subordinated debt(1)	1,431	1,427
Allowance for credit losses	2,299	2,240
Exclusions from tier 2 capital:
Modified AACL transitional amount	(249)	(374)
Allowance on PCD assets	(128)	(126)
Adjusted allowance for credit losses	1,922	1,740
Total capital	$23,748	$23,755
(1) As of June 30, 2023 and December 31, 2022, the amount of non-qualifying subordinated debt excluded from regulatory capital was $367 million. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the six months ended June 30, 2023:
•Repurchased $656 million of our outstanding common stock;
•Declared and paid quarterly common stock dividends of $0.42 per share, aggregating to $410 million; and
•Declared and paid preferred stock dividends aggregating to $57 million.
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
Citizens Financial Group, Inc. | 24

Recent Regulatory Developments
Bank Failures
On April 28, 2023, the FRB issued a report relative to its review of the supervision and regulation of Silicon Valley Bank (“SVB”). The report details the FRB’s assessment of the primary causes for SVB’s failure and emphasizes the FRB’s view that supervision and regulation need to be strengthened based on its findings. As a result, the FRB stated it intends to evaluate its supervisory and regulatory framework, with a focus on the following areas:
•Regulatory tailoring framework, including a reassessment of a range of rules for banks with $100 billion or more in assets;
•Management of interest rate risk;
•Liquidity risk, commencing with the risks of uninsured deposits; and
•Capital requirements.
We will continue to monitor and address changes to the FRB’s supervisory and regulatory framework that may result from this targeted review by the FRB and their associated impact on our business, financial condition or results of operations.
Deposit Insurance
Reform Options
On May 1, 2023, the FDIC released a comprehensive overview of the deposit insurance system and options for reform to address financial stability concerns stemming from recent bank failures. The three reform options outlined for consideration are provided below, all of which would require congressional approval.
•Maintain the existing deposit insurance framework at the current or a higher coverage limit;
•Provide unlimited deposit insurance for all deposits; and
•Provide different coverage across account types, with a focus on providing significantly higher or unlimited coverage to business payment accounts.
We will continue to monitor developments in this area and evaluate the resultant impact on our business if the FDIC decides to pursue reform of the deposit insurance system.
Proposed FDIC Special Assessment
On May 22, 2023, the FDIC issued a notice of proposed rulemaking that would impose special assessments to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank, as required by the Federal Deposit Insurance Act. Under the proposal, the special assessment would be levied on the insured depository institution’s (“IDI”) assessment base, which would be equal to estimated uninsured deposits as reported on the IDI’s December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessment would be imposed at an annual rate of approximately 12.5 basis points and would be collected over eight quarterly assessment periods beginning with the first quarter of 2024.
The FDIC’s initial estimate of the loss attributable to this systemic risk determination was $15.8 billion. This estimate will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred. The FDIC would cease collection of special assessments before the end of the initial eight-quarter collection period if they expect the loss to be less than expected assessment collections. The FDIC also reserves the right to extend the collection period if there is a shortfall in the amount collected relative to the estimated or actual loss.
Based on the proposed rulemaking and related accounting guidance, the special assessment would impact our noninterest expense by approximately $210 million upon adoption. This amount is subject to final rulemaking by the FDIC and associated revisions, if any, relative to the application and/or levy of the special assessment on IDIs, including the eventual loss to the DIF should it differ from the FDIC’s estimate.
Citizens Financial Group, Inc. | 25

Proposed Regulatory Capital Revisions
On July 27, 2023, the FRB, FDIC and OCC issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal, commonly referred to as Basel III “Endgame,” would significantly revise the capital requirements applicable to large banking organizations with total assets of $100 billion or more, including the Company. Under the proposal, Category III and IV firms, including the Company as a Category IV firm, would become subject to the same capital treatment regarding the inclusion of AOCI, deductions, and rules for minority interest as Category I and II firms. The proposal would also replace the existing models-based approaches for credit and operational risk, which currently apply only to Category I and II firms, with two new approaches applicable to Category I through Category IV firms. The first would use the existing standardized approach and a proposed revised market risk capital rule. The second would use a new expanded risk-based approach, which consists of new non-models-based approaches for credit risk, operational risk and credit valuation adjustment risk, as well as the proposed revised market risk capital rule. The approach resulting in the lower ratio would establish the binding ratio for purposes of satisfying regulatory capital requirements and buffers, including the SCB. Category III and IV firms would also be required to calculate counterparty credit exposure relating to derivatives transactions using the standardized approach for counterparty credit risk (SA-CCR). Additionally, Category IV firms would become subject to the supplementary leverage ratio and the countercyclical capital buffer. The proposal provides for a July 1, 2025 effective date, subject to a three-year transition period. The Company expects a net increase to its capital requirements based on our preliminary assessment of the proposed rule, with the largest impacts attributable to AOCI, as discussed below. The Company is continuing to evaluate the full impact of the proposal.
AOCI Impact on Regulatory Capital
Under the current applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude components of AOCI from regulatory capital. As noted above, the regulatory agencies are considering the inclusion of AOCI in regulatory capital for Category IV firms like us, including the AOCI relative to securities and pension.
The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework. After considering the inclusion of these components in AOCI, our regulatory capital ratios continue to exceed our required regulatory minimums.

Table 19: AOCI Impact on Regulatory Capital
	June 30, 2023
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$18,381	$20,395	$23,748	$19,761	$19,761	$22,808
Unrealized gains (losses) on securities and pension	(3,010)	(3,010)	(3,010)	(2,992)	(2,992)	(2,992)
Deferred tax assets - securities and pension AOCI	(26)	(26)	(26)	(27)	(27)	(27)
Regulatory capital, including AOCI impact (non-GAAP)	$15,345	$17,359	$20,712	$16,742	$16,742	$19,789
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$179,034	$179,034	$179,034	$178,473	$178,473	$178,473
Unrealized gains (losses) on securities and pension	(815)	(815)	(815)	(797)	(797)	(797)
Deferred tax assets - securities and pension AOCI	2,515	2,515	2,515	2,432	2,432	2,432
Risk-weighted assets, including AOCI impact (non-GAAP)	$180,734	$180,734	$180,734	$180,108	$180,108	$180,108
Ratio:
Regulatory capital ratio (as reported)	10.3%	11.4%	13.3%	11.1%	11.1%	12.8%
Regulatory capital ratio, including AOCI impact (non-GAAP)	8.5%	9.6%	11.5%	9.3%	9.3%	11.0%
Citizens Financial Group, Inc. | 26

LIQUIDITY
We define liquidity as our ability to meet our cash-flow and collateral obligations in a timely manner, at a reasonable cost. As a financial institution, we must maintain operating liquidity to meet expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We maintain additional secured borrowing capacity at the FRB discount window, but do not view this as a primary means of funding, but rather a potential source of liquidity in a stressed environment or during a market disruption. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity.
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
During the three months ended June 30, 2023 and 2022, the Parent Company declared dividends on common stock of $205 million and $195 million, respectively, and declared dividends on preferred stock of $34 million and $32 million, respectively.
During the six months ended June 30, 2023 and 2022, the Parent Company declared dividends on common stock of $410 million and $360 million, respectively, and declared dividends on preferred stock of $57 million and $56 million, respectively.
During the six months ended June 30, 2023, the Parent Company repurchased $656 million of its outstanding common stock.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.5 billion and $1.6 billion as of June 30, 2023 and December 31, 2022, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. The Parent Company’s double-leverage ratio was 98.2% and 101.2% as of June 30, 2023 and December 31, 2022, respectively.
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
During the six months ended June 30, 2023, CBNA completed the following transactions:
•Issued $450 million of 5.284% fixed-to-floating rate senior notes;
•Redeemed $750 million of senior notes due March 2023; and
•Issued $2.0 billion of secured borrowings collateralized by auto loans.
Citizens Financial Group, Inc. | 27

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
An additional variable affecting our access to unsecured wholesale market funds and to large denomination (i.e., uninsured) customer deposits is the credit ratings assigned by such agencies as Moody’s, Standard & Poor’s, and Fitch.

Table 20: Credit Ratings
June 30, 2023
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Our ratings have remained unchanged, and we have a “stable” outlook at Standard & Poor’s, a “negative” outlook at Moody’s and a “positive” outlook at Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.
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
Citizens Financial Group, Inc. | 28

Liquidity Risk Management and Governance
Liquidity risk is measured and managed by the Funding and Liquidity unit within our Treasury group in accordance with policy guidelines promulgated by our Board and the Asset Liability Committee. The Funding and Liquidity unit is responsible for maintaining a liquidity management framework that effectively manages liquidity risk. Processes within this framework include, but are not limited to, regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics and early warning indicators, explanatory commentary relating to emerging risk trends and, as appropriate, recommended remedial strategies, liquidity stress testing, contingency funding plans, and collateral management.
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
We maintain a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in a stressed environment or during a market disruption. The plan identifies members of the liquidity contingency team and provides a framework for management to follow, including notification and escalation of potential liquidity stress events.
In response to the recent U.S. bank failures, the FRB established the Bank Term Funding Program to make additional funding available to eligible depository institutions to ensure the ability to meet the needs of all depositors. This program was designed to provide another source of liquidity against the par value of high-quality securities, eliminating the need to sell these securities during times of stress. Citizens is eligible to borrow under this program based on its existing eligibility for primary credit under the FRB discount window.
As of June 30, 2023:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 85.2%;
◦Estimated insured/secured deposits comprise 70% of our consolidated deposit base of $177.7 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $78.8 billion;
◦Contingent liquidity was $50.9 billion, consisting of unencumbered high-quality liquid securities of $26.9 billion, unused FHLB capacity of $14.2 billion, and our cash balances at the FRB of $9.8 billion; and
◦Available discount window capacity was $27.9 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2023 and 2022, see the Consolidated Statements of Cash Flows in Item 1.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators and metrics, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:
•Current liquidity sources and capacities, including cash balances at the FRB, free and liquid securities, and secured borrowing capacity at the FHLB and FRB discount window;
•Liquidity stress sources, including idiosyncratic, systemic and combined stresses, in addition to evolving regulatory requirements; and
•Current and prospective exposures, including secured and unsecured wholesale funding, and spot and cumulative cash-flow gaps across a variety of horizons.
Citizens Financial Group, Inc. | 29

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
Allowance for Credit Losses
The ACL increased from $2.2 billion at December 31, 2022 to $2.3 billion at June 30, 2023.
Our ACL as of June 30, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 6% and peak-to-trough GDP decline of approximately 1%. This forecast reflects a moderate recession over the two-year reasonable and supportable period. This compares to our December 31, 2022 forecast which reflected the same unemployment rate with a slightly more adverse peak-to-trough GDP decline of approximately 1.4%.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which assumes that monetary tightening triggers a deeper real GDP contraction across our two-year reasonable and supportable forecast period, resulting in a 1.5% peak-to-trough decline in real GDP. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.10x our modeled period-end ACL, or an increase of approximately $245 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Citizens Financial Group, Inc. | 30

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
MARKET RISK
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Modest market risk arises from trading activities that serve customer needs, including the hedging of interest rate and foreign exchange risk. As described below, the market risk arising from our non-trading banking activities, such as the origination of loans and deposit-gathering, is more significant. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report market risk. We actively manage market risk for both non-trading and trading activities.
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
Citizens Financial Group, Inc. | 31

The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 21: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2023	December 31, 2022
Instantaneous Change in Interest Rates
+200	3.1%	4.8%
+100	1.7	2.4
-100	(2.6)	(2.5)
-200	(6.1)	(5.6)
Gradual Change in Interest Rates
+200	1.3%	2.7%
+100	0.7	1.4
-100	(1.4)	(1.4)
-200	(3.1)	(3.0)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. Asset sensitivity against a 200-basis point gradual increase in rates was 1.3% on June 30, 2023, compared with 2.7% on December 31, 2022. This decrease reflects the effects of our ongoing hedge activity combined with changes in our current and projected balance sheet mix due to the higher interest rate environment. Given the higher rate environment and cumulative effect of the FRB’s tightening of monetary policy, our down rate exposure exhibits a higher degree of sensitivity as deposit betas are expected to have an initial lagged response to a shift downward in rates over the twelve-month horizon. In addition, we expect continued non-interest bearing to interest-bearing deposit migration if rates continue to rise, naturally reducing our asset sensitivity, which is not expected to occur in a declining rate scenario. Changes in interest rates can also affect risk management activities, which impact the repricing sensitivity of the deposit base as well as the cash flows on assets that allow for early payoff without a penalty. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate derivatives and mix of funding.
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
Citizens Financial Group, Inc. | 32

We use interest rate contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate assets and wholesale funding, the variability in the fair value of AFS securities, and to hedge market risk on fixed-rate capital markets debt issuances.
The following table presents interest rate derivative contracts that we have entered into as of June 30, 2023 and December 31, 2022.

Table 22: Interest Rate Derivative Contracts Used to Manage Non-Trading Interest Rate Exposure
	June 30, 2023				December 31, 2022
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$433	6.6	3.4%	5.1%	$—	—	—%	—%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay 3-month LIBOR	500	0.1	2.6	5.3	1,000	1.6	2.7	4.7
Receive fixed/pay SOFR - forward-starting	500	2.4	2.6	5.3	—	—	—	—
Total fair value hedges	1,433				1,000
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	17,000	0.8	4.6	5.1	500	2.7	3.5	4.3
Receive fixed/pay SOFR - forward-starting	29,530	3.0	3.1	5.2	13,500	3.2	3.0	4.5
Receive fixed/pay 1-month LIBOR	—	—	—	—	15,250	3.8	1.8	4.3
Receive fixed/pay 1-month LIBOR - forward-starting	—	—	—	—	2,000	5.2	2.9	4.9
Basis swaps
Receive SOFR/pay 1-month term SOFR	6,000	0.6	—	5.1/5.1	—	—	—	—
Receive SOFR/pay 1-month term SOFR - forward-starting	13,500	3.0	—	5.2/5.1	7,000	3.3	—	4.4/4.4

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars - forward-starting(1)	1,500	2.3	2.6	3.9	1,500	2.8	2.6	3.9
Floor spreads - forward-starting(2)	1,500	2.8	2.3/3.4	—	—	—	—	—
Total cash flow hedges	69,030				39,750
Total hedges	$70,463				$40,750
(1) Weighted average floor and cap rates represents strike rates through which CFG will receive interest if the SOFR rate falls below the floor strike rate and pay interest if the SOFR rate exceeds the cap strike rate.
(2) Weighted average floor rate represents strike rates for the short and long interest rate floors, respectively. CFG will receive interest if the SOFR rate falls below the upper strike rate and pay interest if the SOFR rate falls below the lower strike rate, effectively hedging the corridor between the two strike rates. The structure also includes a short cap and a long floor which are utilized to neutralize the initial premium.
The increase in the notional amount as of June 30, 2023 compared to December 31, 2022 is driven by the conversion from LIBOR to SOFR during June and the resulting addition of basis swaps to match the floating-rate index of the hedged loan portfolio.
Citizens Financial Group, Inc. | 33

The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, during the remainder of 2023 and for the next five years:

Table 23: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	2023	2024	2025	2026	2027	2028
Fair value hedges
Pay fixed/receive SOFR(1)	$433	$433	$433	$433	$433	$433
Receive fixed/pay 3-month LIBOR(2)	133	—	—	—	—	—
Receive fixed/pay SOFR - forward-starting(2)	367	500	441	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	16,734	3,156	853	500	500	210
Receive fixed/pay SOFR - forward-starting(2)	2,710	22,627	26,460	13,900	2,370	—
Receive SOFR/pay 1-month term SOFR	5,823	642	—	—	—	—
Receive SOFR/pay 1-month term SOFR - forward-starting	1,054	10,669	11,134	6,721	870	—
Interest rate collars - forward-starting	158	1,260	1,001	240	—	—
Floor spreads - forward-starting	—	1,030	1,500	467	—	—
Total	$27,412	$40,317	$41,822	$22,261	$4,173	$643
Weighted average receive fixed rate	4.3%	3.2%	3.1%	3.2%	3.4%	2.6%
Weighted average pay fixed rate	3.4	3.4	3.4	3.4	3.4	3.4
(1) Pay fixed rate leg of the interest rate derivative contract is included in the computation of the weighted average pay fixed rate.
(2) Receive fixed rate leg of the interest rate derivative contract is included in the computation of the weighted average receive fixed rate.

Table 24: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	($680)	($244)	($447)	($905)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(137)	12	(264)	49
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	1	(1)	1	(6)
Using the interest rate curve at June 30, 2023, we estimate that approximately $728 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months, including $466 million from terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2023.
LIBOR Transition
In July 2017, the United Kingdom’s FCA announced that it would no longer require banks to submit LIBOR rates after 2021. On March 5, 2021, the FCA formally announced the future cessation of 1-week and 2-month U.S. Dollar LIBOR rates as of December 31, 2021, with all other U.S. Dollar LIBOR tenors ceasing as of June 30, 2023. In the United States, the Alternative Reference Rates Committee, a group of private-market participants convened to help ensure a successful transition away from U.S. Dollar LIBOR, identified SOFR as its recommended alternative rate.
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, with the FRB adopting its final rule, effective February 27, 2023, to implement the LIBOR Act on December 16, 2022. The final rule addresses references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practical replacement for LIBOR. An overview of the final rule is provided below.
•Identifies FRB-selected benchmark replacement rates based on SOFR for contracts that lack adequate fallback provisions, with a spread adjustment incorporated for each specified tenor of LIBOR;
•Authorizes persons who have discretionary authority for selecting a LIBOR replacement to opt into a statutory safe harbor from liability by selecting the benchmark identified by the FRB;
•Clarifies certain matters related to the implementation, administration, and calculation of the benchmark replacement rate;
Citizens Financial Group, Inc. | 34

•Indicates that the rule preempts any state or local law or standard related to the selection or use of a benchmark replacement rate for LIBOR; and
•Ensures that contracts adopting a benchmark rate selected by the FRB will not be interrupted or terminated following LIBOR’s replacement.
In 2018, we formed a LIBOR Transition Program (“the Program”) designed to develop plans for and guide the organization through the planned discontinuation of LIBOR. The Program, with direction and oversight from our Chief Financial Officer, is responsible for developing, maintaining and executing against a coordinated strategy to ensure a timely and orderly transition from LIBOR. The Program’s key accomplishments since inception include, but are not limited to, the following:
•Moved new originations to alternative reference rates;
•Upgraded standard form provisions and issued implementation guidance to require the use of reference rate fallback language in any new and existing LIBOR contracts in connection with contract amendments made in the ordinary course of business;
•Remediated existing LIBOR loans and derivatives to alternative reference rates;
•Completed operational readiness of systems, models and applications to handle all potential alternative reference rates; and
•Analyzed existing fallback language in legacy contracts to devise a strategy for those requiring remediation.
As of June 30, 2023, the Company’s transition and remediation efforts are complete, with ongoing monitoring for LIBOR-based financial instruments that will transition to alternative rates at their next interest rate reset.
See the “Risk Factors” section in Part I, Item 1A of our 2022 Form 10-K for further discussion of the risks facing the Company in relation to the transition away from LIBOR.
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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. As of June 30, 2023 and December 31, 2022, the fair value of our MSRs was $1.5 billion, and the total notional amount of related derivative contracts was $18.9 billion and $12.9 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 35

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
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 25: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$3	$2	$7	$1	$1	$1	$2	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	4	—
Credit Spread	2	2	3	1	3	3	4	2
Commodity	—	—	—	—	—	—	—	—
General VaR	5	3	8	1	3	3	4	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$3	$8	$1	$3	$3	$4	$2
Stressed General VaR	$13	$10	$20	$7	$14	$15	$20	$10
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$13	$10	$20	$7	$14	$15	$20	$10
Market Risk Regulatory Capital	$38				$54
Specific Risk Not Modeled Add-on	21				22
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$59				$76
Market Risk-Weighted Assets	$735				$955
Citizens Financial Group, Inc. | 36

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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2023.
Citizens Financial Group, Inc. | 37

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures,” included in this Report. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 26: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions, except per share data)	Ref.	2023	2022	2023	2022
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$506	$494	$991	$992
Less: Notable items		—	(31)	—	(31)
Noninterest income, Underlying (non-GAAP)	B	$506	$525	$991	$1,023
Total revenue, Underlying:
Total revenue (GAAP)	C	$2,094	$1,999	$4,222	$3,644
Less: Notable items		—	(31)	—	(31)
Total revenue, Underlying (non-GAAP)	D	$2,094	$2,030	$4,222	$3,675
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,306	$1,305	$2,602	$2,411
Less: Notable items		73	125	139	173
Noninterest expense, Underlying (non-GAAP)	F	$1,233	$1,180	$2,463	$2,238
Pre-provision profit:
Total revenue (GAAP)	C	$2,094	$1,999	$4,222	$3,644
Less: Noninterest expense (GAAP)	E	1,306	1,305	2,602	2,411
Pre-provision profit (GAAP)		$788	$694	$1,620	$1,233
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$2,094	$2,030	$4,222	$3,675
Less: Noninterest expense, Underlying (non-GAAP)	F	1,233	1,180	2,463	2,238
Pre-provision profit, Underlying (non-GAAP)		$861	$850	$1,759	$1,437
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$176	$216	$344	$219
Less: Notable items		—	145	—	169
Provision (benefit) for credit losses, Underlying (non-GAAP)		$176	$71	$344	$50
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$612	$478	$1,276	$1,014
Less: Income (loss) before income tax expense (benefit) related to notable items		(73)	(301)	(139)	(373)
Income before income tax expense, Underlying (non-GAAP)	H	$685	$779	$1,415	$1,387
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$134	$114	$287	$230
Less: Income tax expense (benefit) related to notable items		(20)	(70)	(37)	(86)
Income tax expense, Underlying (non-GAAP)	J	$154	$184	$324	$316
Effective income tax rate (GAAP)	I/G	22.09%	23.77%	22.55%	22.68%
Effective income tax rate, Underlying (non-GAAP)	J/H	22.51	23.69	22.89	22.82
Net income, Underlying:
Net income (GAAP)	K	$478	$364	$989	$784
Add: Notable items, net of income tax benefit		53	231	102	287
Net income, Underlying (non-GAAP)	L	$531	$595	$1,091	$1,071
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$444	$332	$932	$728
Add: Notable items, net of income tax benefit		53	231	102	287
Net income available to common stockholders, Underlying (non-GAAP)	N	$497	$563	$1,034	$1,015
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$22,289	$22,383	$21,997	$21,686
Return on average common equity	M/O	8.00%	5.95%	8.54%	6.77%
Return on average common equity, Underlying (non-GAAP)	N/O	8.97	10.06	9.48	9.43

Citizens Financial Group, Inc. | 38

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions, except per share data)	Ref.	2023	2022	2023	2022
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$22,289	$22,383	$21,997	$21,686
Less: Average goodwill (GAAP)		8,182	8,015	8,179	7,588
Less: Average other intangibles (GAAP)		181	213	186	147
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	416	421	400
Average tangible common equity	P	$14,348	$14,571	$14,053	$14,351
Return on average tangible common equity	M/P	12.42%	9.13%	13.37%	10.22%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	13.93	15.45	14.84	14.25
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$222,373	$220,967	$222,541	$204,732
Return on average total assets	K/Q	0.86%	0.66%	0.90%	0.77%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.96	1.08	0.99	1.05
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$222,373	$220,967	$222,541	$204,732
Less: Average goodwill (GAAP)		8,182	8,015	8,179	7,588
Less: Average other intangibles (GAAP)		181	213	186	147
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	416	421	400
Average tangible assets	R	$214,432	$213,155	$214,597	$197,397
Return on average total tangible assets	K/R	0.89%	0.69%	0.93%	0.80%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.99	1.12	1.03	1.09
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	62.34%	65.27%	61.62%	66.16%
Efficiency ratio, Underlying (non-GAAP)	F/D	58.86	58.16	58.34	60.90
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	24.14%	24.72%	23.47%	27.22%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	24.14	25.88	23.47	27.84
Operating leverage and operating leverage, Underlying:
Increase in total revenue		4.77%	24.24%	15.88%	11.51%
Increase in noninterest expense		0.06	31.58	7.93	19.97
Operating leverage		4.71%	(7.34)%	7.95%	(8.46)%
Increase in total revenue, Underlying (non-GAAP)		3.16%	26.18%	14.90%	12.46%
Increase in noninterest expense, Underlying (non-GAAP)		4.39	20.47	10.08	13.11
Operating leverage, Underlying (non-GAAP)		(1.23)%	5.71%	4.82%	(0.65)%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	474,682,759	495,650,259	474,682,759	495,650,259
Common stockholders' equity (GAAP)		$21,571	$22,314	$21,571	$22,314
Less: Goodwill (GAAP)		8,188	8,081	8,188	8,081
Less: Other intangible assets (GAAP)		175	211	175	211
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	422	422	422
Tangible common equity	T	$13,630	$14,444	$13,630	$14,444
Tangible book value per common share	T/S	$28.72	$29.14	$28.72	$29.14
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	479,470,543	491,497,026	482,440,926	457,140,258
Average common shares outstanding - diluted (GAAP)	V	480,975,281	493,296,114	484,252,103	459,167,747
Net income per average common share - basic (GAAP)	M/U	$0.93	$0.68	$1.93	$1.59
Net income per average common share - diluted (GAAP)	M/V	0.92	0.67	1.92	1.58
Net income per average common share - basic, Underlying (non-GAAP)	N/U	1.04	1.14	2.14	2.22
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	1.04	1.14	2.14	2.21
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.39	$0.84	$0.78
Dividend payout ratio	W/(M/U)	45%	57%	44%	49%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	40	34	39	35
Citizens Financial Group, Inc. | 39

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 40

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	June 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks(1)	$1,689	$1,489
Interest-bearing cash and due from banks	9,878	9,058
Interest-bearing deposits in banks	284	303
Debt securities available for sale, at fair value (including $1,393 and $270 pledged to creditors, respectively)(2)	24,755	24,007
Debt securities held to maturity (fair value of $8,728 and $9,042 respectively, and including $179 and $110 pledged to creditors, respectively)(2)	9,520	9,834
Loans held for sale, at fair value	1,225	774
Other loans held for sale	196	208
Loans and leases(1)	151,320	156,662
Less: Allowance for loan and lease losses	(2,044)	(1,983)
Net loans and leases	149,276	154,679
Derivative assets	719	842
Premises and equipment, net	876	844
Bank-owned life insurance	3,263	3,236
Goodwill	8,188	8,173
Other intangible assets(3)	175	197
Other assets(1)	13,022	13,089
TOTAL ASSETS	$223,066	$226,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$40,286	$49,283
Interest-bearing	137,381	131,441
Total deposits	177,667	180,724
Short-term borrowed funds	1,099	3
Derivative liabilities	2,270	1,909
Long-term borrowed funds(1)	14,100	15,887
Other liabilities(1)	4,345	4,520
TOTAL LIABILITIES	199,481	203,043
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 647,357,402 shares issued and 474,682,759 shares outstanding at June 30, 2023 and 645,220,018 shares issued and 492,282,158 shares outstanding at December 31, 2022	6	6
Additional paid-in capital	22,207	22,142
Retained earnings	9,655	9,159
Treasury stock, at cost, 172,674,643 and 152,937,860 shares at June 30, 2023 and December 31, 2022, respectively	(5,734)	(5,071)
Accumulated other comprehensive income (loss)	(4,563)	(4,560)
TOTAL STOCKHOLDERS’ EQUITY	23,585	23,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,066	$226,733
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans and leases	$2,132	$1,370	$4,179	$2,418
Interest and fees on loans held for sale	20	17	35	33
Interest and fees on other loans held for sale	12	25	17	32
Investment securities	267	201	533	339
Interest-bearing deposits in banks	100	13	169	17
Total interest income	2,531	1,626	4,933	2,839
INTEREST EXPENSE:
Deposits	723	54	1,273	79
Short-term borrowed funds	22	10	28	10
Long-term borrowed funds	198	57	401	98
Total interest expense	943	121	1,702	187
Net interest income	1,588	1,505	3,231	2,652
Provision (benefit) for credit losses	176	216	344	219
Net interest income after provision (benefit) for credit losses	1,412	1,289	2,887	2,433
NONINTEREST INCOME:
Service charges and fees	101	108	201	206
Capital markets fees	82	88	165	181
Card fees	80	71	152	131
Mortgage banking fees	59	72	116	141
Trust and investment services fees	65	66	128	127
Foreign exchange and derivative products	44	60	92	111
Letter of credit and loan fees	43	40	83	78
Securities gains, net	9	1	14	5
Other income	23	(12)	40	12
Total noninterest income	506	494	991	992
NONINTEREST EXPENSE:
Salaries and employee benefits	615	683	1,273	1,277
Outside services	177	189	353	358
Equipment and software	181	169	350	319
Occupancy	136	111	260	194
Other operating expense	197	153	366	263
Total noninterest expense	1,306	1,305	2,602	2,411
Income before income tax expense	612	478	1,276	1,014
Income tax expense	134	114	287	230
NET INCOME	$478	$364	$989	$784
Net income available to common stockholders	$444	$332	$932	$728
Weighted-average common shares outstanding:
Basic	479,470,543	491,497,026	482,440,926	457,140,258
Diluted	480,975,281	493,296,114	484,252,103	459,167,747
Per common share information:
Basic earnings	$0.93	$0.68	$1.93	$1.59
Diluted earnings	0.92	0.67	1.92	1.58
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net income	$478	$364	$989	$784
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($175), ($66), ($115) and ($236), respectively	(505)	(178)	(332)	(669)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $35, ($3), $68 and ($11), respectively	101	(8)	195	(32)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($80), ($271), $29 and ($628), respectively	(239)	(779)	88	(1,856)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $7, $0, $14 and ($1), respectively	20	(1)	40	(4)
Reclassification of actuarial (gain) loss to net income, net of income taxes of $1, ($2), $2 and ($1), respectively	3	6	6	8
Total other comprehensive income (loss), net of income taxes	(620)	(960)	(3)	(2,553)
Total comprehensive income (loss)	($142)	($596)	$986	($1,769)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2022	2	$2,014	423	$6	$19,021	$8,209	($4,918)	($2,258)	$22,074
Dividends to common stockholders	—	—	—	—	—	(195)	—	—	(195)
Dividends to preferred stockholders	—	—	—	—	—	(32)	—	—	(32)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	1	—	36	—	—	—	36
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	364	—	—	364
Other comprehensive income (loss)	—	—	—	—	—	—	—	(960)	(960)
Total comprehensive income (loss)	—	—	—	—	—	364	—	(960)	(596)
Balance at June 30, 2022	2	$2,014	496	$6	$22,100	$8,346	($4,920)	($3,218)	$24,328
Balance at April 1, 2023	2	$2,014	484	$6	$22,183	$9,416	($5,475)	($3,943)	$24,201
Dividends to common stockholders	—	—	—	—	—	(205)	—	—	(205)
Dividends to preferred stockholders	—	—	—	—	—	(34)	—	—	(34)
Treasury stock purchased	—	—	(10)	—	—	—	(256)	—	(256)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	1	—	18	—	—	—	18
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	478	—	—	478
Other comprehensive income (loss)	—	—	—	—	—	—	—	(620)	(620)
Total comprehensive income (loss)	—	—	—	—	—	478	—	(620)	(142)
Balance at June 30, 2023	2	$2,014	475	$6	$22,207	$9,655	($5,734)	($4,563)	$23,585
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(360)	—	—	(360)
Dividends to preferred stockholders	—	—	—	—	—	(56)	—	—	(56)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	2	—	46	—	—	—	46
Employee stock purchase plan	—	—	—	—	13	—	—	—	13
Total comprehensive income (loss):
Net income	—	—	—	—	—	784	—	—	784
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,553)	(2,553)
Total comprehensive income (loss)	—	—	—	—	—	784	—	(2,553)	(1,769)
Balance at June 30, 2022	2	$2,014	496	$6	$22,100	$8,346	($4,920)	($3,218)	$24,328
Balance at January 1, 2023	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends to common stockholders	—	—	—	—	—	(410)	—	—	(410)
Dividends to preferred stockholders	—	—	—	—	—	(57)	—	—	(57)
Treasury stock purchased	—	—	(20)	—	—	—	(656)	—	(656)
Share repurchase excise tax	—	—	—	—	—	—	(7)	—	(7)
Share-based compensation plans	—	—	3	—	51	—	—	—	51
Employee stock purchase plan	—	—	—	—	14	—	—	—	14
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	989	—	—	989
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3)	(3)
Total comprehensive income (loss)	—	—	—	—	—	989	—	(3)	986
Balance at June 30, 2023	2	$2,014	475	$6	$22,207	$9,655	($5,734)	($4,563)	$23,585
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 45

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in millions)	2023	2022
OPERATING ACTIVITIES
Net income	$989	$784
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	344	219
Net change in loans held for sale	(451)	1,220
Depreciation, amortization and accretion	230	327
Deferred income tax expense (benefit)	(40)	78
Share-based compensation	55	52
Net gain on sales of assets	(14)	(5)
Net (increase) decrease in other assets	(827)	(3,345)
Net increase (decrease) in other liabilities	997	348
Net change due to operating activities	1,283	(322)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(3,206)	(8,638)
Proceeds from maturities and paydowns of debt securities available for sale	929	2,164
Proceeds from sales of debt securities available for sale	1,632	1,057
Proceeds from maturities and paydowns of debt securities held to maturity	369	502
Net (increase) decrease in interest-bearing deposits in banks	19	(153)
Acquisitions, net of cash acquired(1)	—	(234)
Purchases of loans	—	(979)
Sales of loans	2,335	417
Net (increase) decrease in loans and leases	2,659	(6,615)
Capital expenditures, net	(91)	(56)
Purchase of bank-owned life insurance	—	(100)
Other	(5)	(727)
Net change due to investing activities	4,641	(13,362)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,057)	4,347
Net increase (decrease) in short-term borrowed funds	1,096	3,674
Proceeds from issuance of long-term borrowed funds	12,217	5,217
Repayments of long-term borrowed funds	(14,004)	(1,756)
Treasury stock purchased, including excise tax	(663)	(2)
Dividends paid to common stockholders	(410)	(360)
Dividends paid to preferred stockholders	(57)	(56)
Payments of employee tax withholding for share-based compensation	(26)	(24)
Net change due to financing activities	(4,904)	11,040
Net change in cash and cash equivalents(2)	1,020	(2,644)
Cash and cash equivalents at beginning of period(2)	10,547	9,158
Cash and cash equivalents at end of period(2)	$11,567	$6,514

Non-cash items:
Transfer of loans from portfolio to LHFS	$2,401	$—
Transfer of securities from available for sale to held to maturity	—	7,810
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	—	27,171
Goodwill and other intangible assets	—	918
Fair value of liabilities assumed	—	24,966
Common stock issued	—	3,035
Replacement equity awards	—	19
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
The unaudited interim Consolidated Financial Statements include the accounts of Citizens and its subsidiaries, and VIEs in which Citizens has been determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated. The unaudited interim Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.
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
Citizens Financial Group, Inc. | 47

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

•The Company adopted the new standard on January 1, 2023, and elected to apply the new measurement and recognition guidance for legacy TDRs under the modified retrospective transition method.

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

•The Company adopted the new standard on January 1, 2023 for renewable energy and new markets tax credit investments, under the modified retrospective approach.

•Adoption resulted in a cumulative-effect reduction of $26 million, net of taxes, to retained earnings and a corresponding reduction to other assets of $101 million and other liabilities of $75 million, reflecting the elimination of deferred tax liabilities associated with renewable energy investments that qualify for the proportional amortization method of accounting.

•Refer to Note 6 for additional information.

Citizens Financial Group, Inc. | 48

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2023				December 31, 2022
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$3,429	$—	($193)	$3,236	$3,678	$1	($193)	$3,486
State and political subdivisions	2	—	—	2	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	22,154	4	(2,116)	20,042	21,250	10	(2,198)	19,062
Other/non-agency	279	—	(32)	247	280	—	(29)	251
Total mortgage-backed securities	22,433	4	(2,148)	20,289	21,530	10	(2,227)	19,313
Collateralized loan obligations	1,248	—	(20)	1,228	1,248	—	(42)	1,206
Total debt securities available for sale, at fair value	$27,112	$4	($2,361)	$24,755	$26,458	$11	($2,462)	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,990	$4	($769)	$8,225	$9,253	$4	($751)	$8,506
Total mortgage-backed securities	8,990	4	(769)	8,225	9,253	4	(751)	8,506
Asset-backed securities	530	2	(29)	503	581	—	(45)	536
Total debt securities held to maturity	$9,520	$6	($798)	$8,728	$9,834	$4	($796)	$9,042
Equity securities, at cost	$917	$—	$—	$917	$1,058	$—	$—	$1,058
Equity securities, at fair value	147	—	—	147	153	—	—	153
(1) Excludes portfolio level basis adjustments of $9 million for securities designated in active fair value hedge relationships. The basis adjustments represent a reduction to the amortized cost of the securities being hedged.
Accrued interest receivable on debt securities totaled $109 million and $107 million as of June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 49

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2023. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$2,489	$940	$—	$3,429
State and political subdivisions		—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,295	2,530	18,329	22,154
Other/non-agency	—	—	—	279	279
Collateralized loan obligations	—	—	24	1,224	1,248
Total debt securities available for sale	—	3,784	3,494	19,834	27,112
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,990	8,990
Asset-backed securities	—	530	—	—	530
Total debt securities held to maturity	—	530	—	8,990	9,520
Total amortized cost of debt securities	$—	$4,314	$3,494	$28,824	$36,632

Fair value:
U.S. Treasury and other	$—	$2,351	$885	$—	$3,236
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,229	2,361	16,452	20,042
Other/non-agency	—	—	—	247	247
Collateralized loan obligations	—	—	24	1,204	1,228
Total debt securities available for sale	—	3,580	3,270	17,905	24,755
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,225	8,225
Asset-backed securities	—	503	—	—	503
Total debt securities held to maturity	—	503	—	8,225	8,728
Total fair value of debt securities	$—	$4,083	$3,270	$26,130	$33,483
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $267 million and $201 million for the three months ended June 30, 2023 and 2022, respectively, and $533 million and $339 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents realized gains and losses on sale of securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Gains	$9	$2	$18	$9
Losses	—	(1)	(4)	(4)
Securities gains, net	$9	$1	$14	$5
The following table presents the amortized cost and fair value of debt securities pledged:

	June 30, 2023		December 31, 2022
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$5,336	$4,762	$3,966	$3,527
Pledged as collateral for FHLB borrowing capacity	243	214	244	217
Pledged against repurchase agreements	1,248	1,228	—	—
Citizens Financial Group, Inc. | 50

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of June 30, 2023 or December 31, 2022.
There were no securitizations of mortgage loans retained in the investment portfolio for the three and six months ended June 30, 2023. Securitizations of mortgage loans retained in the investment portfolio were $40 million for the three and six months ended June 30, 2022. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2022. The debt securities received from the guarantors are classified as AFS.
Impairment
The Company evaluated its existing HTM portfolio as of June 30, 2023 and concluded that 94% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at June 30, 2023.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$2,983	($173)	$253	($20)	$3,236	($193)
State and political subdivisions	2	—	—	—	2	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7,552	(351)	11,771	(1,765)	19,323	(2,116)
Other/non-agency	—	—	247	(32)	247	(32)
Total mortgage-backed securities	7,552	(351)	12,018	(1,797)	19,570	(2,148)
Collateralized loan obligations	—	—	1,228	(20)	1,228	(20)
Total	$10,537	($524)	$13,499	($1,837)	$24,036	($2,361)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,356	($193)	$—	$—	$3,356	($193)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	13,353	(1,136)	5,042	(1,062)	18,395	(2,198)
Other/non-agency	80	(8)	171	(21)	251	(29)
Total mortgage-backed securities	13,433	(1,144)	5,213	(1,083)	18,646	(2,227)
Collateralized loan obligations	785	(26)	421	(16)	1,206	(42)
Total	$17,574	($1,363)	$5,634	($1,099)	$23,208	($2,462)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of June 30, 2023. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 51

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	June 30, 2023	December 31, 2022
Commercial and industrial	$48,038	$51,836
Commercial real estate	28,947	28,865
Leases	1,294	1,479
Total commercial	78,279	82,180
Residential mortgages	30,769	29,921
Home equity	14,487	14,043
Automobile	10,428	12,292
Education	12,246	12,808
Other retail	5,111	5,418
Total retail	73,041	74,482
Total loans and leases	$151,320	$156,662
Accrued interest receivable on loans and leases held for investment totaled $845 million and $820 million as of June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $36.1 billion and $38.4 billion at June 30, 2023 and December 31, 2022, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $42.4 billion and $34.8 billion at June 30, 2023 and December 31, 2022, respectively.
In addition to loans pledged as collateral to secure borrowing capacity, the Company has secured borrowing arrangements collateralized by auto loans. See Note 6 for additional information.
Interest income on direct financing and sales-type leases for the three months ended June 30, 2023 and 2022 was $12 million and $10 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the six months ended June 30, 2023 and 2022, this interest income was $24 million and $21 million, respectively.
The following table presents the composition of LHFS:

	June 30, 2023			December 31, 2022
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$1,163	$62	$1,225	$666	$108	$774
Other loans held for sale	—	196	196	—	208	208
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS primarily consist of loans associated with the Company’s syndication business.
NOTE 4 - CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES
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
Citizens Financial Group, Inc. | 52

Effective January 1, 2023, the Company adopted new accounting guidance that eliminates the separate recognition and measurement of TDRs. Upon adoption of this guidance, the ACL for loans previously identified as TDRs is measured at the product level based on post-modification credit attributes and use of an econometric model.
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2022, see Note 6 in the Company’s 2022 Form 10-K. There were no significant changes to the ACL reserve methodology during the six months ended June 30, 2023.
The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,111	$906	$2,017	$1,060	$923	$1,983
Charge-offs	(79)	(110)	(189)	(138)	(222)	(360)
Recoveries	3	34	37	10	65	75
Net charge-offs	(76)	(76)	(152)	(128)	(157)	(285)
Provision expense (benefit) for loans and leases	122	57	179	225	121	346
Allowance for loan and lease losses, end of period	1,157	887	2,044	1,157	887	2,044
Allowance for unfunded lending commitments, beginning of period	215	43	258	207	50	257
Provision expense (benefit) for unfunded lending commitments	(2)	(1)	(3)	6	(8)	(2)
Allowance for unfunded lending commitments, end of period	213	42	255	213	42	255
Total allowance for credit losses, end of period	$1,370	$929	$2,299	$1,370	$929	$2,299
During the six months ended June 30, 2023, net charge-offs of $285 million and a credit provision of $344 million resulted in an increase of $59 million to the ACL.
Our ACL as of June 30, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 6% and peak-to-trough GDP decline of approximately 1%. This forecast reflects a moderate recession over the two-year reasonable and supportable period.
Citizens Financial Group, Inc. | 53

The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$778	$942	$1,720	$821	$937	$1,758
Allowance on PCD loans and leases at acquisition	99	2	101	99	2	101
Charge-offs(1)	(13)	(78)	(91)	(27)	(165)	(192)
Recoveries	3	39	42	6	78	84
Net charge-offs	(10)	(39)	(49)	(21)	(87)	(108)
Provision expense (benefit) for loans and leases(2)	120	72	192	88	125	213
Allowance for loan and lease losses, end of period	987	977	1,964	987	977	1,964
Allowance for unfunded lending commitments, beginning of period	147	11	158	153	23	176
Provision expense (benefit) for unfunded lending commitments	18	6	24	12	(6)	6
Allowance on PCD unfunded lending commitments at acquisition	1	—	1	1	—	1
Allowance for unfunded lending commitments, end of period	166	17	183	166	17	183
Total allowance for credit losses, end of period	$1,153	$994	$2,147	$1,153	$994	$2,147
(1) Excludes $33 million of charge-offs previously taken by Investors or recognized upon completion of the Investors acquisition under purchase accounting for the three and six months ended June 30, 2022. The initial allowance for loan and lease losses on PCD assets included these amounts and, after charging these amounts off upon acquisition, the net impact for PCD assets was $101 million of additional allowance for loan and lease losses.
(2) Includes $145 million and $169 million of initial provision expense related to non-PCD loans and leases acquired from Investors and HSBC for the three and six months ended June 30, 2022, respectively.
Citizens Financial Group, Inc. | 54

Credit Quality Indicators
The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year. Citizens defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. Renewals are categorized as new credit decisions and reflect the renewal date as the vintage date, except for renewals of loans modified for borrowers experiencing financial difficulty, or FDMs, which are presented in the original vintage.
Citizens utilizes regulatory classification ratings to monitor credit quality for commercial loans and leases. For more information on regulatory classification ratings see Note 6 in the Company’s 2022 Form 10-K.
The following table presents the amortized cost basis of commercial loans and leases by vintage date and regulatory classification rating as of June 30, 2023, and gross charge-offs by vintage date for the six months ended June 30, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$1,946	$7,317	$6,579	$1,502	$1,382	$2,553	$22,996	$157	$44,432
Special Mention	8	145	256	137	64	186	493	1	1,290
Substandard	—	287	331	232	134	363	685	4	2,036
Doubtful	—	31	28	4	6	110	97	4	280
Total commercial and industrial	1,954	7,780	7,194	1,875	1,586	3,212	24,271	166	48,038
Gross charge-offs	—	1	32	4	1	5	29	—	72
Commercial real estate
Pass	958	5,314	6,361	3,098	2,474	4,633	1,830	4	24,672
Special Mention	—	489	378	205	467	173	205	—	1,917
Substandard	—	215	78	323	455	917	20	—	2,008
Doubtful	—	91	1	6	103	148	1	—	350
Total commercial real estate	958	6,109	6,818	3,632	3,499	5,871	2,056	4	28,947
Gross charge-offs	—	—	—	22	6	38	—	—	66
Leases
Pass	63	190	306	210	76	358	—	—	1,203
Special Mention	—	33	6	3	2	1	—	—	45
Substandard	3	13	10	7	7	3	—	—	43
Doubtful	—	—	3	—	—	—	—	—	3
Total leases	66	236	325	220	85	362	—	—	1,294
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial
Pass	2,967	12,821	13,246	4,810	3,932	7,544	24,826	161	70,307
Special Mention	8	667	640	345	533	360	698	1	3,252
Substandard	3	515	419	562	596	1,283	705	4	4,087
Doubtful	—	122	32	10	109	258	98	4	633
Total commercial	$2,978	$14,125	$14,337	$5,727	$5,170	$9,445	$26,327	$170	$78,279
Gross charge-offs	$—	$1	$32	$26	$7	$43	$29	$—	$138

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
Citizens Financial Group, Inc. | 56

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of June 30, 2023, and gross charge-offs by vintage date for the six months ended June 30, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$381	$2,785	$5,168	$3,187	$1,173	$3,305	$—	$—	$15,999
740-799	696	2,137	2,715	1,510	609	1,759	—	—	9,426
680-739	198	656	835	472	292	919	—	—	3,372
620-679	27	120	151	107	120	495	—	—	1,020
<620	2	34	86	86	157	564	—	—	929
No FICO available(1)	—	—	2	1	3	17	—	—	23
Total residential mortgages	1,304	5,732	8,957	5,363	2,354	7,059	—	—	30,769
Gross charge-offs	—	—	—	—	1	1	—	—	2
Home equity
800+	—	4	5	2	5	100	5,005	250	5,371
740-799	—	2	2	1	4	94	4,514	251	4,868
680-739	—	—	1	1	6	109	2,490	223	2,830
620-679	—	1	—	2	9	92	648	140	892
<620	—	—	—	1	10	90	251	174	526
Total home equity	—	7	8	7	34	485	12,908	1,038	14,487
Gross charge-offs	—	—	—	—	—	2	3	—	5
Automobile
800+	92	606	1,274	478	238	97	—	—	2,785
740-799	162	810	1,306	502	246	104	—	—	3,130
680-739	186	737	922	343	178	81	—	—	2,447
620-679	122	418	445	152	95	50	—	—	1,282
<620	30	214	293	112	81	53	—	—	783
No FICO available(1)	1	—	—	—	—	—	—	—	1
Total automobile	593	2,785	4,240	1,587	838	385	—	—	10,428
Gross charge-offs	—	15	21	7	6	5	—	—	54
Education
800+	109	665	1,702	1,495	649	1,326	—	—	5,946
740-799	166	758	1,176	982	413	755	—	—	4,250
680-739	64	326	367	300	148	338	—	—	1,543
620-679	10	62	66	55	34	116	—	—	343
<620	1	13	21	21	14	51	—	—	121
No FICO available(1)	4	—	—	—	—	39	—	—	43
Total education	354	1,824	3,332	2,853	1,258	2,625	—	—	12,246
Gross charge-offs	—	3	6	10	7	23	—	—	49
Other retail
800+	32	144	65	58	30	32	522	—	883
740-799	48	166	79	75	40	33	1,042	1	1,484
680-739	42	125	66	63	31	20	1,060	3	1,410
620-679	25	75	38	31	11	7	450	3	640
<620	5	37	23	18	6	3	212	3	307
No FICO available(1)	2	4	—	2	—	—	378	1	387
Total other retail	154	551	271	247	118	95	3,664	11	5,111
Gross charge-offs	19	20	7	5	7	5	49	—	112
Total retail
800+	614	4,204	8,214	5,220	2,095	4,860	5,527	250	30,984
740-799	1,072	3,873	5,278	3,070	1,312	2,745	5,556	252	23,158
680-739	490	1,844	2,191	1,179	655	1,467	3,550	226	11,602
620-679	184	676	700	347	269	760	1,098	143	4,177
<620	38	298	423	238	268	761	463	177	2,666
No FICO available(1)	7	4	2	3	3	56	378	1	454
Total retail	$2,405	$10,899	$16,808	$10,057	$4,602	$10,649	$16,572	$1,049	$73,041
Gross charge-offs	$19	$38	$34	$22	$21	$36	$52	$—	$222
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 57

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,132	$4,943	$3,143	$1,180	$363	$3,081	$—	$—	$14,842
740-799	2,376	2,991	1,660	638	257	1,635	—	—	9,557
680-739	769	899	502	308	149	851	—	—	3,478
620-679	125	168	135	138	99	422	—	—	1,087
<620	17	68	77	165	147	455	—	—	929
No FICO available(1)	2	2	2	3	2	17	—	—	28
Total residential mortgages	5,421	9,071	5,519	2,432	1,017	6,461	—	—	29,921
Home equity
800+	4	5	2	5	6	110	4,958	267	5,357
740-799	2	2	1	4	6	97	4,350	274	4,736
680-739	1	1	1	6	11	114	2,296	234	2,664
620-679	—	1	2	9	16	93	558	143	822
<620	—	—	2	12	18	82	178	172	464
Total home equity	7	9	8	36	57	496	12,340	1,090	14,043
Automobile
800+	650	1,453	584	324	120	54	—	—	3,185
740-799	962	1,606	649	343	134	56	—	—	3,750
680-739	920	1,187	460	254	102	44	—	—	2,967
620-679	554	586	205	133	62	28	—	—	1,568
<620	188	309	130	106	56	31	—	—	820
No FICO available(1)	2	—	—	—	—	—	—	—	2
Total automobile	3,276	5,141	2,028	1,160	474	213	—	—	12,292
Education
800+	548	1,720	1,567	694	410	1,068	—	—	6,007
740-799	735	1,351	1,126	486	267	609	—	—	4,574
680-739	363	423	356	170	103	288	—	—	1,703
620-679	54	76	62	38	29	102	—	—	361
<620	6	16	20	12	11	50	—	—	115
No FICO available(1)	6	—	—	—	—	42	—	—	48
Total education	1,712	3,586	3,131	1,400	820	2,159	—	—	12,808
Other retail
800+	182	105	93	48	25	27	491	—	971
740-799	230	134	121	68	31	25	974	1	1,584
680-739	175	109	103	52	21	14	993	4	1,471
620-679	108	65	52	18	8	4	435	4	694
<620	35	30	25	9	4	2	190	6	301
No FICO available(1)	12	1	3	—	—	—	380	1	397
Total other retail	742	444	397	195	89	72	3,463	16	5,418
Total retail
800+	3,516	8,226	5,389	2,251	924	4,340	5,449	267	30,362
740-799	4,305	6,084	3,557	1,539	695	2,422	5,324	275	24,201
680-739	2,228	2,619	1,422	790	386	1,311	3,289	238	12,283
620-679	841	896	456	336	214	649	993	147	4,532
<620	246	423	254	304	236	620	368	178	2,629
No FICO available(1)	22	3	5	3	2	59	380	1	475
Total retail	$11,158	$18,251	$11,083	$5,223	$2,457	$9,401	$15,803	$1,106	$74,482
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 58

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$47,727	$18	$11	$2	$280	$48,038	$72
Commercial real estate	28,514	24	57	—	352	28,947	23
Leases	1,291	—	—	—	3	1,294	—
Total commercial	77,532	42	68	2	635	78,279	95
Residential mortgages(1)	30,189	90	32	257	201	30,769	145
Home equity	14,157	55	24	—	251	14,487	155
Automobile	10,207	130	40	—	51	10,428	6
Education	12,169	33	19	3	22	12,246	3
Other retail	4,992	41	27	20	31	5,111	1
Total retail	71,714	349	142	280	556	73,041	310
Total	$149,246	$391	$210	$282	$1,191	$151,320	$405

	December 31, 2022
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$51,389	$152	$25	$21	$249	$51,836	$64
Commercial real estate	28,665	51	45	1	103	28,865	7
Leases	1,475	4	—	—	—	1,479	—
Total commercial	81,529	207	70	22	352	82,180	71
Residential mortgages(1)	29,228	95	45	319	234	29,921	187
Home equity	13,719	64	19	—	241	14,043	185
Automobile	12,039	152	45	—	56	12,292	9
Education	12,718	36	17	4	33	12,808	3
Other retail	5,294	44	30	22	28	5,418	1
Total retail	72,998	391	156	345	592	74,482	385
Total	$154,527	$598	$226	$367	$944	$156,662	$456
(1) 90+ days past due and accruing includes $256 million and $316 million of loans fully or partially guaranteed by the FHA, VA, and USDA at June 30, 2023 and December 31, 2022, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying a loan or lease as nonaccrual.
At June 30, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $547 million and $561 million, respectively. At June 30, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $288 million and $21 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $307 million and $250 million as of June 30, 2023 and December 31, 2022, respectively.
Citizens Financial Group, Inc. | 59

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
The Company offers loan modifications to retail and commercial borrowers as a result of its loss mitigation activities that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. Payment delays consist of modifications that result in a delay of contractual amounts due greater than three months over a rolling 12-month period.
Commercial loan modifications are offered on a case-by-case basis and generally include a payment delay, term extension and/or interest rate reduction. The Company does not typically offer principal forgiveness for commercial loans. Retail loan modifications are offered through structured loan modification programs, which are summarized below.
•Forbearance programs provide borrowers experiencing some form of hardship a period of time during which their contractual payment obligations are suspended, resulting in a payment delay and/or term extension.
•Other repayment plans are offered due to hardship and include an interest rate reduction and/or term extension designed to enable the borrower to return the loan to current status in an expeditious manner.
•Settlement agreements may be executed with borrowers experiencing a long-term hardship or who are delinquent, resulting in principal forgiveness. Upon fulfillment of the terms of the settlement agreement, the unpaid principal amount is forgiven resulting in a charge-off of the outstanding principal balance.
•Certain reorganization bankruptcy judgments may result in any one of the four modification types or some combination thereof.
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended June 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$123	$—	$—	$1	$1	$125	0.26%
Commercial real estate	—	298	—	—	—	1	299	1.03
Total commercial	—	421	—	—	1	2	424	0.54
Residential mortgages	2	17	—	—	8	—	27	0.09
Home equity	—	2	—	—	2	—	4	0.03
Automobile	—	—	—	—	—	—	—	—
Education	2	—	1	—	—	—	3	0.02
Other retail	3	—	—	—	—	—	3	0.06
Total retail	7	19	1	—	10	—	37	0.05
Total(2)	$7	$440	$1	$—	$11	$2	$461	0.30%
Citizens Financial Group, Inc. | 60

	Six Months Ended June 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$160	$32	$—	$1	$21	$214	0.45%
Commercial real estate	—	335	—	—	—	1	336	1.16
Total commercial	—	495	32	—	1	22	550	0.70
Residential mortgages	4	35	—	—	10	—	49	0.16
Home equity	—	3	—	—	4	—	7	0.05
Automobile	—	—	—	—	—	—	—	—
Education	4	—	1	—	—	—	5	0.04
Other retail	6	—	—	—	—	—	6	0.12
Total retail	14	38	1	—	14	—	67	0.09
Total(2)	$14	$533	$33	$—	$15	$22	$617	0.41%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
(2) Excludes borrowers that had their debt discharged by means of a Chapter 7 bankruptcy filing.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023, disaggregated by class of financing receivable.

	Three Months Ended June 30, 2023
	Weighted-Average Interest Rate Reduction(1)(5)	Weighted-Average Term Extension (in Months)(2)(5)	Weighted-Average Payment Deferral(3)(5)	Amount of Principal Forgiven(4)
Commercial and industrial	2.87%	9	$46,369	$—
Commercial real estate	—	7	10,229	—
Residential mortgages	2.04	52	—	—
Home equity	2.20	115	1,062	—
Automobile	2.40	19	1,342	—
Education	4.90	—	4,728	—
Other retail	18.76	—	—	1

	Six Months Ended June 30, 2023
	Weighted-Average Interest Rate Reduction(1)(5)	Weighted-Average Term Extension (in Months)(2)(5)	Weighted-Average Payment Deferral(3)(5)	Amount of Principal Forgiven(4)
Commercial and industrial	3.06%	9	$471,296	$—
Commercial real estate	—	8	10,229	—
Residential mortgages	1.86	48	—	—
Home equity	2.12	125	1,917	—
Automobile	2.59	21	1,248	—
Education	5.00	—	3,610	—
Other retail	18.28	22	—	2
(1) Represents the weighted-average reduction of the loan’s interest rate.
(2) Represents the weighted-average extension of a loan’s maturity date.
(3) Represents the weighted-average amount of payments delayed as a result of the loan modification. Amounts are reported in whole dollars.
(4) Amounts are recorded as charge-offs and are reported in millions.
(5) Weighted based on period-end amortized cost.
Citizens Financial Group, Inc. | 61

The following table presents an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	June 30, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$151	$7	$—	$—	$56	$214
Commercial real estate	256	24	—	—	56	336
Total commercial	407	31	—	—	112	550
Residential mortgages	33	—	2	4	10	49
Home equity	1	—	—	—	6	7
Automobile	—	—	—	—	—	—
Education	4	—	—	—	1	5
Other retail	4	1	—	—	1	6
Total retail	42	1	2	4	18	67
Total	$449	$32	$2	$4	$130	$617
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 that subsequently defaulted during the three and six months ended June 30, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs at the time of default. A loan is considered to be in default if, subsequent to modification, it becomes 90 or more days past due or is placed on nonaccrual status.

	Three Months Ended June 30, 2023
(dollars in millions)	Term Extension	Interest Rate Reduction and Term Extension	Total
Commercial real estate	$38	$—	$38
Total commercial	38	—	38

Residential mortgages	2	2	4
Total retail	2	2	4
Total	$40	$2	$42

	Six Months Ended June 30, 2023
(dollars in millions)	Term Extension	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$3	$—	$20	$23
Commercial real estate	38	—	—	38
Total commercial	41	—	20	61

Residential mortgages	2	2	—	4
Total retail	2	2	—	4
Total	$43	$2	$20	$65
Unfunded commitments related to loans modified during the six months ended June 30, 2023 were $76 million at June 30, 2023.
Citizens Financial Group, Inc. | 62

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The following tables summarize loans modified during the three and six months ended June 30, 2022. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

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
Modified TDRs resulted in charge-offs of $1 million and $2 million, respectively, for the three and six months ended June 30, 2022. Unfunded commitments related to TDRs were $81 million at December 31, 2022.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2022
Commercial TDRs	$—	$—
Retail TDRs(1)	181	196
Total	$181	$196
(1) Includes $146 million and $156 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three and six months ended June 30, 2022, respectively.
Citizens Financial Group, Inc. | 63

Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2023 and December 31, 2022, there were no material concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Cash proceeds from residential mortgage loans sold with servicing retained	$2,513	$4,576	$4,088	$11,158
Repurchased residential mortgages(1)	—	—	—	87
Gain on sales(2)	22	23	41	53
Contractually specified servicing, late and other ancillary fees(2)	76	71	154	138
(1) Includes government insured or guaranteed loans repurchased through the exercise of the Company’s removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $96.6 billion and $96.7 billion at June 30, 2023 and December 31, 2022, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Fair value as of beginning of the period	$1,496	$1,241	$1,530	$1,029
Amounts capitalized	36	79	57	174
Servicing rights acquired	—	16	—	16
Changes in unpaid principal balance during the period(1)	(41)	(32)	(82)	(71)
Changes in fair value during the period(2)	33	107	19	263
Fair value at end of the period	$1,524	$1,411	$1,524	$1,411
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

(dollars in millions)	June 30, 2023	December 31, 2022
Fair value	$1,524	$1,530
Weighted average life (years)	9.0	9.1
Weighted average constant prepayment rate	6.9%	6.8%
Decline in fair value from 10% adverse change	$35	$34
Decline in fair value from 20% adverse change	$68	$66
Weighted average option adjusted spread	628 bps	629 bps
Decline in fair value from 10% adverse change	$42	$43
Decline in fair value from 20% adverse change	$83	$86
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
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	June 30, 2023	December 31, 2022
Education	$546	$602
Commercial and industrial(1)	95	91
(1) Represents the government guaranteed portion of SBA loans sold to outside investors
NOTE 6 - VARIABLE INTEREST ENTITIES
Citizens, in the normal course of business, engages in a variety of activities with entities that are considered VIEs, as defined by GAAP, with its variable interest arising from contractual, ownership or other monetary interests in the entity. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Citizens is the primary beneficiary of a VIE, and must consolidate it, if its variable interest provides it with the power to direct the activities that significantly impact the VIE and it has the right to receive benefits, or the obligation to absorb losses, that could potentially be significant to the VIE. Citizens considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE to determine whether or not a variable interest held is significant to the VIE. Citizens assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Transfers of financial assets in which the Company has not surrendered control over the transferred assets are accounted for as a secured borrowing with a pledge of collateral. Control is generally considered surrendered when 1) the transferred assets are legally isolated from the Company and its creditors, even in bankruptcy, 2) the transferee has the right to pledge or exchange the transferred assets it received, with no condition that constrains the transferee from taking advantage of this right or that provides more than a trivial benefit to the Company, and 3) the Company does not maintain effective control over the transferred financial assets. Judgment is required to assess whether the Company maintains effective control over transferred financial assets.
For more details regarding the Company’s involvement with VIEs see Note 11 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 65

Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	June 30, 2023
Assets:
Cash and due from banks	$149
Loans and leases	2,207
Other assets	6
Total assets	$2,362
Liabilities:
Long-term borrowed funds	$2,000
Other liabilities	2
Total liabilities	$2,002
Secured Borrowings
Citizens utilizes a portion of its auto loan portfolio to support certain secured borrowing arrangements, which provide a source of funding for the Company and involves the transfer of auto loans to bankruptcy remote special purpose entities (“SPEs”). These SPEs then issue asset-backed notes to third-parties collateralized by the transferred loans. Citizens holds certain residual interests in the loans and, therefore, has a right to receive benefits or the obligation to absorb losses that could potentially be significant to the SPEs. In addition, the Company retains servicing for the transferred loans and, therefore, holds the power to direct the most significant activities that impact the economic performance of the SPEs. As a result, the Company concluded that it is the primary beneficiary of these SPEs and, accordingly, consolidates these VIEs.
The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs do not have recourse to the general credit of the Company. The performance of the loans transferred to the SPEs is the most significant driver impacting the economic performance of the VIEs.
Unconsolidated VIEs
Citizens is involved with various VIEs that are not consolidated, including investments in entities that sponsor affordable housing, renewable energy and economic development projects, and asset-backed securities. In addition, Citizens provides lending facilities to special purpose entities. Citizens’ maximum exposure to loss as a result of its involvement with these entities is limited to the balance sheet carrying amount of its investments, unfunded commitments, and the outstanding principal balance of loans to special purpose entities.
A summary of these investments is presented below:

(dollars in millions)	June 30, 2023	December 31, 2022
Lending to special purpose entities included in loans and leases	$4,849	$4,578
LIHTC investments included in other assets	2,399	2,230
LIHTC unfunded commitments included in other liabilities	1,115	1,046
Asset-backed investments included in HTM securities	530	581
Renewable energy investments included in other assets	249	374
NMTC investments included in other assets	4	4
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of June 30, 2023 and December 31, 2022, the lending facilities had undrawn commitments to extend credit of $2.4 billion. For more information on commitments to extend credit see Note 11.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s LIHTC investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
Citizens Financial Group, Inc. | 66

Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes (e.g., tax depreciation).
Effective January 1, 2023, the Company made an election to account for its renewable energy investments using the proportional amortization method under newly adopted accounting guidance. Under the proportional amortization method, the Company amortizes the initial cost of its qualifying renewable energy investments in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and other income tax benefits expected to be received over the life of the investment. The net amortization and income tax credits and other income tax benefits received are included as a component of income tax expense (benefit).
Contingent commitments related to the Company’s renewable energy investments were $7 million at June 30, 2023, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
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
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Tax credits recognized	$87	$60	$174	$121
Other tax benefits recognized	20	16	38	31
Amortization	(85)	(65)	(166)	(129)
Net benefit (expense) included in income tax expense	22	11	46	23
Other income	2	—	3	—
Allocated income (loss) on investments	(3)	—	(6)	—
Net benefit (expense) included in noninterest income	(1)	—	(3)	—
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$21	$11	$43	$23
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2023, this includes LIHTC, renewable energy and NMTC investments, and for 2022, includes LIHTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ended June 30, 2023 and 2022.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $1.1 billion and $3 million as of June 30, 2023 and December 31, 2022, respectively.
Citizens Financial Group, Inc. | 67

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	June 30, 2023	December 31, 2022
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$90	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	746	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	61
2.638% fixed-rate subordinated debt, due September 2032	560	556
5.641% fixed-rate reset subordinated debt, due May 2037	398	397
CBNA’s Global Note Program:
3.700% senior unsecured notes, due March 2023(1)	—	497
5.676% floating-rate senior unsecured notes, due March 2023(1)(2)	—	250
2.250% senior unsecured notes, due April 2025	748	748
4.119% fixed/floating-rate senior unsecured notes, due May 2025	649	648
6.064% fixed/floating-rate senior unsecured notes, due October 2025	599	598
5.284% fixed/floating-rate senior unsecured notes, due January 2026	449	—
3.750% senior unsecured notes, due February 2026	473	475
4.575% fixed/floating-rate senior unsecured notes, due August 2028	797	797
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 5.314% weighted average rate, due through 2041(3)	5,029	8,519
Secured borrowings, 5.953% weighted average rate, due through 2030(3)(4)	2,000	—
Other	16	19
Total long-term borrowed funds	$14,100	$15,887
(1) Notes were redeemed on February 27, 2023.
(2) Rate disclosed reflects the floating rate as of June 30, 2023, or final floating rate as applicable.
(3) Rate disclosed reflects the weighted average rate as of June 30, 2023.
(4) Collateralized by auto loans. See Note 6 for additional information.
At June 30, 2023, the Company’s long-term borrowed funds includes principal balances of $14.2 billion, unamortized debt issuance costs and discounts of $80 million, and hedging basis adjustments of ($26) million. At December 31, 2022, the Company’s long-term borrowed funds includes principal balances of $16.0 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($27) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $11.1 billion and $15.7 billion at June 30, 2023 and December 31, 2022, respectively. The Company’s available FHLB borrowing capacity was $14.2 billion and $11.5 billion at June 30, 2023 and December 31, 2022, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2023, the Company’s unused secured borrowing capacity was approximately $69.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 68

The following table presents a summary of maturities for the Company’s long-term borrowed funds at June 30, 2023:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2023	$—	$1	$1
2024	107	5,829	5,936
2025	469	2,020	2,489
2026	498	1,516	2,014
2027	—	2	2
2028 and thereafter	2,266	1,392	3,658
Total	$3,340	$10,760	$14,100
NOTE 8 - DERIVATIVES
In the normal course of business Citizens enters into derivative transactions to meet the financing and hedging needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 in the Company’s 2022 Form 10-K.
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	June 30, 2023			December 31, 2022
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$76,463	$70	$65	$42,250	$16	$53
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	350,913	519	1,832	174,384	331	1,579
Foreign exchange contracts	34,072	440	383	29,475	527	519
Commodities contracts	1,059	699	662	1,103	953	942
TBA contracts	3,985	14	3	2,370	7	14
Other contracts	1,357	8	5	913	5	4
Total derivatives not designated as hedging instruments	391,386	1,680	2,885	208,245	1,823	3,058
Total gross derivatives	467,849	1,750	2,950	250,495	1,839	3,111
Less: Gross amounts offset in the Consolidated Balance Sheets(2)		(519)	(519)		(623)	(623)
Less: Cash collateral applied(2)		(512)	(161)		(374)	(579)
Total net derivatives presented in the Consolidated Balance Sheets		$719	$2,270		$842	$1,909
(1) Includes approximately $150 billion in notional created as a result of the industry’s operational transition from LIBOR to SOFR.
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
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. The Company formally documents all hedging relationships at inception, as well as risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Company monitors the effectiveness of its hedge relationships during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship, and the Company monitors each relationship to ensure that management’s initial intent continues to be satisfied. The Company discontinues hedge accounting treatment when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge and subsequently reflects changes in the fair value of the derivative in earnings after termination of the hedge relationship.
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. During the quarter the Company entered into fair value hedges to manage interest rate risk on the AFS securities portfolio.
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging long-term borrowed funds	($7)	($15)	$1	($52)	Interest expense - long-term borrowed funds
Hedged long-term borrowed funds attributable to the risk being hedged	7	14	(1)	51	Interest expense - long-term borrowed funds
Interest rate swaps hedging LHFS	—	(3)	—	(3)	Interest and fees on other loans held for sale
Hedged loans held for sale attributable to the risk being hedged	—	4	—	4	Interest and fees on other loans held for sale
Interest rate swaps hedging debt securities available for sale	12	—	12	29	Interest income - investment securities
Hedged debt securities available for sale attributable to the risk being hedged	(12)	—	(12)	(29)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	June 30, 2023		December 31, 2022
	Debt securities available for sale	Long-term borrowed funds	Debt securities available for sale	Long-term borrowed funds
Carrying amount of hedged assets	$410	$—	$—	$—
Carrying amount of hedged liabilities	—	473	—	972
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(9)	(26)	—	(27)
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI to current period earnings (net interest income) in the same period that the hedged item affects earnings.
Citizens Financial Group, Inc. | 70

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
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	($680)	($244)	($447)	($905)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(137)	12	(264)	49
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	1	(1)	1	(6)
Using the interest rate curve at June 30, 2023 with respect to cash flow hedge strategies, the Company estimates that approximately $728 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $466 million related to terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2023.
Derivatives Not Designated As Hedging Instruments
Economic Hedges
The Company’s economic hedges include those related to offsetting customer derivatives, residential mortgage loan derivatives (including interest rate lock commitments and forward sales commitments) and derivatives to hedge its residential MSRs. Customer derivatives include interest rate, foreign exchange and commodity derivative contracts designed to meet the hedging and financing needs of the Company’s customers, and are economically hedged by the Company to offset its market exposure. Interest rate lock commitments on residential mortgage loans that will be held for sale are considered derivative instruments, and are economically hedged by entering into forward sale commitments to manage changes in fair value due to interest rate risk. Residential MSR derivatives are entered into to hedge the risk of changes in the fair value of the Company’s MSRs.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2023	2022	2023	2022
Economic hedge type:
Customer interest rate contracts	($614)	($408)	($580)	($1,175)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	627	428	608	1,221	Foreign exchange and derivative products
Customer foreign exchange contracts	9	(149)	5	(123)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	(18)	246	(20)	249	Foreign exchange and derivative products
Customer commodity contracts	(94)	372	(569)	1,524	Foreign exchange and derivative products
Derivatives hedging commodity price risk	102	(365)	588	(1,513)	Foreign exchange and derivative products
Residential loan commitments	(20)	(62)	(18)	(223)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage LHFS, at fair value	26	126	15	397	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(31)	(96)	(15)	(242)	Mortgage banking fees
Total	($13)	$92	$14	$115
Citizens Financial Group, Inc. | 71

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2022	($676)	($1,236)	($346)	($2,258)
Other comprehensive income (loss) before reclassifications	(178)	(779)	—	(957)
Amounts reclassified to the Consolidated Statements of Operations	(8)	(1)	6	(3)
Net other comprehensive income (loss)	(186)	(780)	6	(960)
Balance at June 30, 2022	($862)	($2,016)	($340)	($3,218)
Balance at April 1, 2023	($1,149)	($2,424)	($370)	($3,943)
Other comprehensive income (loss) before reclassifications	(505)	(239)	—	(744)
Amounts reclassified to the Consolidated Statements of Operations	101	20	3	124
Net other comprehensive income (loss)	(404)	(219)	3	(620)
Balance at June 30, 2023	($1,553)	($2,643)	($367)	($4,563)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

	As of and for the Six Months Ended June 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(669)	(1,856)	—	(2,525)
Amounts reclassified to the Consolidated Statements of Operations	(32)	(4)	8	(28)
Net other comprehensive income (loss)	(701)	(1,860)	8	(2,553)
Balance at June 30, 2022	($862)	($2,016)	($340)	($3,218)
Balance at January 1, 2023	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	(332)	88	—	(244)
Amounts reclassified to the Consolidated Statements of Operations	195	40	6	241
Net other comprehensive income (loss)	(137)	128	6	(3)
Balance at June 30, 2023	($1,553)	($2,643)	($367)	($4,563)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
Citizens Financial Group, Inc. | 72

NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2023			December 31, 2022
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2022 Form 10-K.
Dividends
The following tables summarize the Company’s dividend activity for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$205	$205	$0.39	$195	$195
Preferred stock
Series B	$30.00	$9	$—	$30.00	$9	$—
Series C	15.94	5	5	15.94	5	5
Series D	15.87	5	5	15.87	4	4
Series E	12.50	6	6	12.50	6	6
Series F	14.12	6	5	14.12	5	5
Series G	10.00	3	3	10.00	3	3
Total preferred stock		$34	$24		$32	$23

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.84	$410	$410	$0.78	$360	$360
Preferred stock
Series B	$30.00	$9	$9	$30.00	$9	$9
Series C	31.88	10	10	31.88	10	10
Series D	31.75	10	10	31.75	9	9
Series E	25.00	11	11	25.00	11	11
Series F	28.25	11	11	28.25	11	11
Series G	20.00	6	6	20.00	6	6
Total preferred stock		$57	$57		$56	$56
Treasury Stock
During the six months ended June 30, 2023, the Company repurchased $656 million, or 19,736,783 shares, of its outstanding common stock, which are held in treasury stock.
Citizens Financial Group, Inc. | 73

NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2022 Form 10-K.

(dollars in millions)	June 30, 2023	December 31, 2022
Commitments to extend credit	$95,665	$96,076
Letters of credit	2,177	2,119
Loans sold with recourse	97	92
Marketing rights	18	23
Risk participation agreements	2	4
Total	$97,959	$98,314
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At June 30, 2023, the remaining terms on these RPAs ranged from less than one year to seven years.
Citizens Financial Group, Inc. | 74

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	June 30, 2023			December 31, 2022
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$1,163	$1,151	$12	$666	$656	$10
Commercial and industrial, and commercial real estate loans held for sale, at fair value	62	74	(12)	108	127	(19)
For more information on the election of the fair value option for these assets see Note 20 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 75

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 20 in the Company’s 2022 Form 10-K.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at June 30, 2023:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,289	$—	$20,289	$—
Collateralized loan obligations	1,228	—	1,228	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	3,236	3,236	—	—
Total debt securities available for sale	24,755	3,236	21,519	—
Loans held for sale, at fair value:
Residential loans held for sale	1,163	—	1,163	—
Commercial loans held for sale	62	—	62	—
Total loans held for sale, at fair value	1,225	—	1,225	—
Mortgage servicing rights	1,524	—	—	1,524
Derivative assets:
Interest rate contracts	589	—	589	—
Foreign exchange contracts	440	—	440	—
Commodities contracts	699	—	699	—
TBA contracts	14	—	14	—
Other contracts	8	—	—	8
Total derivative assets	1,750	—	1,742	8
Equity securities, at fair value(1)	99	99	—	—
Total assets	$29,353	$3,335	$24,486	$1,532
Derivative liabilities:
Interest rate contracts	$1,897	$—	$1,897	$—
Foreign exchange contracts	383	—	383	—
Commodities contracts	662	—	662	—
TBA contracts	3	—	3	—
Other contracts	5	—	3	2
Total derivative liabilities	2,950	—	2,948	2
Total liabilities	$2,950	$—	$2,948	$2
(1) Excludes investments of $48 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $34 million at June 30, 2023, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 77

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,496	$13	$1,530	$1
Issuances	36	20	57	35
Settlements(2)	(41)	(7)	(82)	(12)
Changes in fair value during the period recognized in earnings(3)	33	(20)	19	(18)
Ending balance	$1,524	$6	$1,524	$6

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,241	($21)	$1,029	$38
Issuances	79	23	174	64
Acquisitions(1)	16	—	16	—
Settlements(2)	(32)	71	(71)	132
Changes in fair value during the period recognized in earnings(3)	107	(62)	263	(223)
Ending balance	$1,411	$11	$1,411	$11
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

As of June 30, 2023
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.20-17.14% CPR (6.90% CPR)
		Option adjusted spread	398-1,058 bps (628 bps)
Other derivative contracts	Internal Model	Pull through rate	24.90-99.70% (81.79%)
		MSR value	(7.54)-137.38 bps (91.13 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 20 in the Company’s 2022 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Collateral-dependent loans	($64)	($1)	($68)	($3)

Citizens Financial Group, Inc. | 78

The following table presents assets measured at fair value on a nonrecurring basis:

	June 30, 2023				December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$835	$—	$835	$—	$582	$—	$582	$—
Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,520	$8,728	$—	$—	$8,990	$8,225	$530	$503
Other loans held for sale	196	196	—	—	—	—	196	196
Net loans and leases	149,276	144,200	—	—	835	835	148,441	143,365
Other assets	917	917	—	—	897	897	20	20
Financial liabilities:
Deposits	177,667	177,536	—	—	177,667	177,536	—	—
Short-term borrowed funds	1,099	1,099	—	—	1,099	1,099	—	—
Long-term borrowed funds	14,100	13,357	—	—	14,100	13,357	—	—

	December 31, 2022
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,834	$9,042	$—	$—	$9,253	$8,506	$581	$536
Other loans held for sale	208	208	—	—	—	—	208	208
Net loans and leases	154,679	151,601	—	—	582	582	154,097	151,019
Other assets	1,058	1,058	—	—	1,038	1,038	20	20
Financial liabilities:
Deposits	180,724	180,566	—	—	180,724	180,566	—	—
Short-term borrowed funds	3	3	—	—	3	3	—	—
Long-term borrowed funds	15,887	15,469	—	—	15,887	15,469	—	—
Citizens Financial Group, Inc. | 79

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$66	$35	$—	$101	$73	$34	$1	$108
Card fees	67	11	—	78	60	10	—	70
Capital markets fees	—	76	—	76	—	90	—	90
Trust and investment services fees	65	—	—	65	66	—	—	66
Other banking fees	—	3	—	3	—	5	—	5
Total revenue from contracts with customers	$198	$125	$—	$323	$199	$139	$1	$339
Total revenue from other sources(1)	70	82	31	183	81	82	(8)	155
Total noninterest income	$268	$207	$31	$506	$280	$221	($7)	$494

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$133	$67	$—	$200	$142	$61	$2	$205
Card fees	126	23	—	149	110	20	—	130
Capital markets fees	—	147	—	147	—	168	—	168
Trust and investment services fees	128	—	—	128	127	—	—	127
Other banking fees	1	7	—	8	1	7	1	9
Total revenue from contracts with customers	$388	$244	$—	$632	$380	$256	$3	$639
Total revenue from other sources(1)	136	164	59	359	157	178	18	353
Total noninterest income	$524	$408	$59	$991	$537	$434	$21	$992
(1) Includes bank-owned life insurance income of $23 million and $21 million for the three months ended June 30, 2023 and 2022, respectively, and $46 million and $42 million for the six months ended June 30, 2023 and 2022, respectively.
The Company recognized trailing commissions of $3 million and $4 million, respectively, for the three months ended June 30, 2023 and 2022, and $7 million and $8 million, respectively, for the six months ended June 30, 2023 and 2022 related to ongoing commissions from previous investment sales.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Marketing	$56	$39	$94	$65
Deposit insurance	43	26	79	46
Other	98	88	193	152
Other operating expense	$197	$153	$366	$263
Citizens Financial Group, Inc. | 80

NOTE 15 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2023	2022	2023	2022
Numerator (basic and diluted):
Net income	$478	$364	$989	$784
Less: Preferred stock dividends	34	32	57	56
Net income available to common stockholders	$444	$332	$932	$728
Denominator:
Weighted-average common shares outstanding - basic	479,470,543	491,497,026	482,440,926	457,140,258
Dilutive common shares: share-based awards	1,504,738	1,799,088	1,811,177	2,027,489
Weighted-average common shares outstanding - diluted	480,975,281	493,296,114	484,252,103	459,167,747
Earnings per common share:
Basic	$0.93	$0.68	$1.93	$1.59
Diluted(1)	0.92	0.67	1.92	1.58
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 3,249,834 and 1,647,051 for the three months ended June 30, 2023 and 2022, respectively, and 2,305,895 and 784,372 for the six months ended June 30, 2023 and 2022, respectively.
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

	As of and for the Three Months Ended June 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,104	$584	($100)	$1,588
Noninterest income	268	207	31	506
Total revenue	1,372	791	(69)	2,094
Noninterest expense	908	315	83	1,306
Profit (loss) before provision (benefit) for credit losses	464	476	(152)	788
Provision (benefit) for credit losses	82	71	23	176
Income (loss) before income tax expense (benefit)	382	405	(175)	612
Income tax expense (benefit)	100	100	(66)	134
Net income (loss)	$282	$305	($109)	$478
Total average assets	$87,040	$77,546	$57,787	$222,373

	As of and for the Three Months Ended June 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$995	$534	($24)	$1,505
Noninterest income	280	221	(7)	494
Total revenue	1,275	755	(31)	1,999
Noninterest expense	881	308	116	1,305
Profit (loss) before provision (benefit) for credit losses	394	447	(147)	694
Provision (benefit) for credit losses	39	10	167	216
Income (loss) before income tax expense (benefit)	355	437	(314)	478
Income tax expense (benefit)	90	96	(72)	114
Net income (loss)	$265	$341	($242)	$364
Total average assets	$88,881	$78,638	$53,448	$220,967
Citizens Financial Group, Inc. | 81

	As of and for the Six Months Ended June 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,200	$1,181	($150)	$3,231
Noninterest income	524	408	59	991
Total revenue	2,724	1,589	(91)	4,222
Noninterest expense	1,797	646	159	2,602
Profit (loss) before provision (benefit) for credit losses	927	943	(250)	1,620
Provision (benefit) for credit losses	165	118	61	344
Income (loss) before income tax expense (benefit)	762	825	(311)	1,276
Income tax expense (benefit)	199	201	(113)	287
Net income (loss)	$563	$624	($198)	$989
Total average assets	$87,298	$78,215	$57,028	$222,541

	As of and for the Six Months Ended June 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,852	$950	($150)	$2,652
Noninterest income	537	434	21	992
Total revenue	2,389	1,384	(129)	3,644
Noninterest expense	1,665	580	166	2,411
Profit (loss) before provision (benefit) for credit losses	724	804	(295)	1,233
Provision (benefit) for credit losses	88	22	109	219
Income (loss) before income tax expense (benefit)	636	782	(404)	1,014
Income tax expense (benefit)	162	170	(102)	230
Net income (loss)	$474	$612	($302)	$784
Total average assets	$83,247	$69,927	$51,558	$204,732
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
Citizens Financial Group, Inc. | 82

CITIZENS FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this item is presented in Note 11 and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended June 30, 2023 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
April 1, 2023 - April 30, 2023	3,353	$30.74	—	$1,600,000,000
May 1, 2023 - May 31, 2023	7,603,174	$26.41	7,600,963	$1,399,254,708
June 1, 2023 - June 30, 2023	2,040,965	$27.08	2,040,184	$1,344,000,021
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective April 28, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 29, 2022)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

10.1    Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 27, 2023†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Citizens Financial Group, Inc. | 83

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 84

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 85