Form 10-Q
period 2023-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2023-11-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 466,222,967 shares of the registrant’s common stock ($0.01 par value) outstanding on October 26, 2023.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
COVID	Coronavirus Disease
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
Investors	Investors Bancorp, Inc. and its subsidiaries
JMP	JMP Group LLC
Citizens Financial Group, Inc. | 3

LHFS	Loans Held for Sale
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entity
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
•The effect of changes in our credit ratings on our cost of funding, access to capital markets, ability to market our securities, and overall liquidity position;
•The effect of changes in the level of commercial and consumer deposits on our funding costs and net interest margin;
•Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including the anticipated benefits of the Investors acquisition and HSBC transaction;
•The effects of geopolitical instability, including the wars in Ukraine and Israel, on economic and market conditions, inflationary pressures and the interest rate environment, commodity price and foreign exchange rate volatility, and heightened cybersecurity risks;
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
Citizens Financial Group, Inc. | 6

In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2022 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $225.3 billion in assets as of September 30, 2023. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,300 ATMs and more than 1,100 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2022 Form 10-K.
Non-GAAP Financial Measures
This document contains non-GAAP financial measures denoted as “Underlying” results and “including AOCI impact.” Underlying results for any given reporting period exclude certain items that may occur in that period which management does not consider indicative of our on-going financial performance. We believe these non-GAAP financial measures provide useful information to investors because they are used by management to evaluate our operating performance and make day-to-day operating decisions. In addition, we believe our Underlying results in any given reporting period reflect our on-going financial performance in that period and, accordingly, are useful to consider in addition to our GAAP financial results. We further believe the presentation of Underlying results increases comparability of period-to-period results.
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
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $206 million and $1 million for the three and nine months ended September 30, 2023, respectively, with earnings per diluted common share down $0.38 to $0.85 and down $0.06 to $2.78 compared to the same periods in 2022.
Results reflect notable items of $18 million or $0.04 per diluted common share, net of tax benefit, for the three months ended September 30, 2023, compared to $33 million or $0.07 per diluted common share, net of tax benefit, for the same period in 2022. For the nine months ended September 30, 2023, notable items were $120 million or $0.25 per diluted common share, net of tax benefit, as compared to $320 million or $0.68 per diluted common share, net of tax benefit, for the same period in 2022.

Table 1: Notable Items
	Three Months Ended September 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Noninterest expense	$1,293	$8	$14	$—	$1,271
Income tax expense	119	(2)	(2)	—	123

	Three Months Ended September 30, 2022
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Provision for credit losses	$123	$—	$—	$—	$123
Noninterest income	512	—	—	—	512
Noninterest expense	1,241	37	9	—	1,195
Income tax expense	177	(11)	(2)	—	190

	Nine Months Ended September 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision	Underlying results (non-GAAP)
Noninterest expense	$3,895	$99	$62	$—	$3,734
Income tax expense	406	(26)	(15)	—	447

	Nine Months Ended September 30, 2022
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	Provision(3)	Underlying results (non-GAAP)
Provision for credit losses	$342	$—	$—	$169	$173
Noninterest income	1,504	(31)	—	—	1,535
Noninterest expense	3,652	178	41	—	3,433
Income tax expense	407	(49)	(7)	(43)	506
(1) Includes integration related costs associated with acquisitions for the three and nine months ended September 30, 2023 and 2022, and mark-to-market losses on loans acquired from Investors classified as LHFS for the nine months ended September 30, 2022.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three and nine months ended September 30, 2023 and 2022, and income tax impacts related to legacy tax matters for the nine months ended September 30, 2022.
(3) Includes the initial provision for credit losses tied to the HSBC transaction and Investors acquisition. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted”.
Citizens Financial Group, Inc. | 8

•Net income available to common stockholders decreased $211 million and $7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $418 million and $1.5 billion for the three and nine months ended September 30, 2023, respectively, compared with $644 million and $1.7 billion for the same periods in 2022.
◦On an Underlying basis, earnings per diluted common share of $0.89 and $3.03 for the three and nine months ended September 30, 2023, respectively, compared to $1.30 and $3.52 for the same periods in 2022.
•Total revenue decreased $163 million and increased $415 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month decline was driven by a decrease of 9% in net interest income. The nine-month increase was driven by an increase of 10% in net interest income, including the impacts of the HSBC transaction and Investors acquisition.
•The efficiency ratio of 64.2% and 62.5% for the three and nine months ended September 30, 2023, respectively, compared to 57.0% and 62.7% for the same periods in 2022.
◦On an Underlying basis, the efficiency ratio of 63.1% and 59.9% for the three and nine months ended September 30, 2023, respectively, compared to 54.9% and 58.7% for the same periods in 2022.
•ROTCE of 12.0% and 12.9% for the three and nine months ended September 30, 2023, respectively, compared to 17.0% and 12.5% for the same periods in 2022.
◦On an Underlying basis, ROTCE of 12.5% and 14.1% for the three and nine months ended September 30, 2023, respectively, compared to 17.9% and 15.5% for the same periods in 2022.
•Tangible book value per common share of $27.73 decreased 1% from December 31, 2022.
For additional information regarding our financial performance, see “Results of Operations” included in this report.

Citizens Financial Group, Inc. | 9

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to the “Market Risk” and “Risk Governance” sections of our 2022 Form 10-K.

Table 2: Major Components of Net Interest Income
	Three Months Ended September 30,
	2023			2022			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$8,005	$111	5.42%	$5,203	$36	2.78%	$2,802	264 bps
Taxable investment securities	39,271	290	2.95	38,507	243	2.50	764	45
Non-taxable investment securities	2	—	2.68	3	—	1.88	(1)	80
Total investment securities	39,273	290	2.95	38,510	243	2.50	763	45
Commercial and industrial	47,658	750	6.17	52,130	544	4.08	(4,472)	209
Commercial real estate	29,353	467	6.23	28,388	311	4.29	965	194
Leases	1,250	12	3.56	1,529	13	3.35	(279)	21
Total commercial	78,261	1,229	6.15	82,047	868	4.14	(3,786)	201
Residential mortgages	30,838	267	3.46	29,327	240	3.27	1,511	19
Home equity	14,589	286	7.77	13,400	156	4.62	1,189	315
Automobile	9,849	103	4.16	13,540	128	3.74	(3,691)	42
Education	12,147	156	5.11	13,081	144	4.37	(934)	74
Other retail	5,107	125	9.67	5,484	121	8.71	(377)	96
Total retail	72,530	937	5.14	74,832	789	4.19	(2,302)	95
Total loans and leases	150,791	2,166	5.66	156,879	1,657	4.17	(6,088)	149
Loans held for sale, at fair value	1,204	20	6.72	1,600	18	4.37	(396)	235
Other loans held for sale	321	8	9.01	1,385	15	4.36	(1,064)	465
Interest-earning assets	199,594	2,595	5.13	203,577	1,969	3.82	(3,983)	131
Noninterest-earning assets	20,568			21,896			(1,328)
Total assets	$220,162			$225,473			($5,311)
Liabilities and Stockholders’ Equity
Checking with interest	$33,545	$126	1.49%	$38,297	$45	0.46%	($4,752)	103
Money market	52,057	415	3.17	47,374	77	0.64	4,683	253
Savings	29,516	123	1.65	28,741	28	0.38	775	127
Term	21,604	234	4.29	9,913	26	1.10	11,691	319
Total interest-bearing deposits	136,722	898	2.60	124,325	176	0.56	12,397	204
Short-term borrowed funds	506	8	6.21	2,043	11	2.09	(1,537)	412
Long-term borrowed funds	13,202	167	5.02	15,847	117	2.91	(2,645)	211
Total borrowed funds	13,708	175	5.07	17,890	128	2.81	(4,182)	226
Total interest-bearing liabilities	150,430	1,073	2.83	142,215	304	0.85	8,215	198
Demand deposits	39,728			53,293			(13,565)
Other noninterest-bearing liabilities	6,813			5,705			1,108
Total liabilities	196,971			201,213			(4,242)
Stockholders’ equity	23,191			24,260			(1,069)
Total liabilities and stockholders’ equity	$220,162			$225,473			($5,311)
Interest rate spread			2.30%			2.97%		(67)
Net interest income and net interest margin		$1,522	3.03%		$1,665	3.24%		(21)
Net interest income and net interest margin, FTE(1)		$1,526	3.03%		$1,668	3.25%		(22)
Memo: Total deposits (interest-bearing and demand)	$176,450	$898	2.02%	$177,618	$176	0.39%	($1,168)	163	bps
Citizens Financial Group, Inc. | 10

	Nine Months Ended September 30,
	2023			2022			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$7,232	$280	5.10%	$5,952	$53	1.19%	$1,280	391 bps
Taxable investment securities	38,742	823	2.83	34,584	582	2.24	4,158	59
Non-taxable investment securities	2	—	2.68	3	—	2.31	(1)	37
Total investment securities	38,744	823	2.83	34,587	582	2.24	4,157	59
Commercial and industrial	49,791	2,250	5.96	49,224	1,290	3.45	567	251
Commercial real estate	29,122	1,328	6.01	23,401	644	3.63	5,721	238
Leases	1,345	36	3.52	1,555	34	2.92	(210)	60
Total commercial	80,258	3,614	5.94	74,180	1,968	3.50	6,078	244
Residential mortgages	30,496	776	3.39	27,113	630	3.10	3,383	29
Home equity	14,336	790	7.37	12,783	351	3.67	1,553	370
Automobile	10,920	335	4.11	14,078	382	3.63	(3,158)	48
Education	12,455	465	5.00	13,086	412	4.21	(631)	79
Other retail	5,184	365	9.41	5,490	332	8.08	(306)	133
Total retail	73,391	2,731	4.97	72,550	2,107	3.88	841	109
Total loans and leases	153,649	6,345	5.48	146,730	4,075	3.69	6,919	179
Loans held for sale, at fair value	1,199	55	6.10	1,965	51	3.46	(766)	264
Other loans held for sale	380	25	8.57	1,401	47	4.44	(1,021)	413
Interest-earning assets	201,204	7,528	4.96	190,635	4,808	3.35	10,569	161
Noninterest-earning assets	20,535			21,087			(552)
Total assets	$221,739			$211,722			$10,017
Liabilities and Stockholders’ Equity:
Checking with interest	$34,693	$333	1.28%	$35,849	$65	0.24%	($1,156)	104
Money market	50,562	1,050	2.78	47,797	112	0.31	2,765	247
Savings	29,539	310	1.40	26,763	42	0.21	2,776	119
Term	17,240	478	3.70	7,303	36	0.67	9,937	303
Total interest-bearing deposits	132,034	2,171	2.20	117,712	255	0.29	14,322	191
Short-term borrowed funds	831	36	5.71	2,030	21	1.37	(1,199)	434
Long-term borrowed funds	15,909	568	4.74	10,748	215	2.65	5,161	209
Total borrowed funds	16,740	604	4.79	12,778	236	2.45	3,962	234
Total interest-bearing liabilities	148,774	2,775	2.49	130,490	491	0.50	18,284	199
Demand deposits	42,657			52,058			(9,401)
Other noninterest-bearing liabilities	6,573			5,285			1,288
Total liabilities	198,004			187,833			10,171
Stockholders’ equity	23,735			23,889			(154)
Total liabilities and stockholders’ equity	$221,739			$211,722			$10,017
Interest rate spread			2.47%			2.85%		(38)
Net interest income and net interest margin		$4,753	3.16%		$4,317	3.03%		13
Net interest income and net interest margin, FTE(1)		$4,766	3.17%		$4,324	3.03%		14
Memo: Total deposits (interest-bearing and demand)	$174,691	$2,171	1.66%	$169,770	$255	0.20%	$4,921	146	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income decreased $143 million, or 9%, and increased $436 million, or 10%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month period reflects lower net interest margin as interest-bearing deposit costs outpaced interest-earning asset yields and a decline of 2% in average interest-earning assets. The nine-month period reflects higher net interest margin and growth of 6% in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition.
Net interest margin on a FTE basis decreased 22 basis points and increased 14 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month decline reflects higher funding costs driven by rising deposit betas and continued migration of our deposit base to higher-yielding products, partially offset by higher interest-earning asset yields and Non-Core portfolio runoff. The nine-month increase reflects higher interest-earning asset growth and associated yields, partially offset by increased funding costs.
Citizens Financial Group, Inc. | 11

Average interest-earning assets decreased $4.0 billion, or 2%, and increased $10.6 billion, or 6%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month period decline is primarily attributable to a decrease in loans and leases driven by balance sheet optimization actions in commercial and planned Non-Core portfolio runoff in retail. The increase in the nine-month period is primarily attributable to growth in loans and leases reflecting the impacts of the HSBC transaction and Investors acquisition, and growth in investments.
Average deposits decreased $1.2 billion, or 1%, and increased $4.9 billion, or 3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three-month period reflects modest rate-related outflows, while the increase in the nine-month period is primarily attributable to the impacts of the HSBC transaction and Investors acquisition.
Average total borrowed funds decreased $4.2 billion and increased $4.0 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month period decline was driven by a decrease in FHLB advances, partially offset by an increase in secured borrowings collateralized by auto loans. The increase in the nine-month period was driven primarily by an increase in FHLB advances.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	Percent	2023	2022	Change	Percent
Service charges and fees	$105	$109	($4)	(4%)	$306	$315	($9)	(3%)
Capital markets fees	67	89	(22)	(25)	232	270	(38)	(14)
Card fees	74	71	3	4	226	202	24	12
Mortgage banking fees	69	66	3	5	185	207	(22)	(11)
Trust and investment services fees	63	61	2	3	191	188	3	2
Foreign exchange and derivative products	48	42	6	14	140	153	(13)	(8)
Letter of credit and loan fees	43	40	3	8	126	118	8	7
Securities gains, net	5	—	5	100	19	5	14	NM
Other income(1)	18	34	(16)	(47)	58	46	12	26
Noninterest income	$492	$512	($20)	(4%)	$1,483	$1,504	($21)	(1%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three and nine months ended September 30, 2023, compared to the same periods in 2022, are highlighted below.
•The decline in capital markets fees during the three-month period reflects lower M&A advisory and underwriting fees, partially offset by higher loan syndication fees, while the decline during the nine-month period reflects lower loan syndication and underwriting fees, partially offset by higher M&A advisory fees.
•Card fees increased given higher transaction volumes.
•Mortgage banking fees were relatively stable for the three-month period, but declined during the nine-month period driven by lower production volume and a decline in MSR valuation, partially offset by improved gain-on-sale margins.
•The increase in foreign exchange and derivative products revenue during the three-month period reflects increased client activity in interest rate products and commodities, while the decline during the nine-month period is attributable to lower client hedging activity.
•Other income increased during the nine-month period driven by $31 million of mark-to-market losses on loans acquired from Investors recognized in the second quarter of 2022.
Citizens Financial Group, Inc. | 12

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	Percent	2023	2022	Change	Percent
Salaries and employee benefits	$659	$639	$20	3%	$1,932	$1,916	$16	1%
Outside services	160	172	(12)	(7)	513	530	(17)	(3)
Equipment and software	191	159	32	20	541	478	63	13
Occupancy	107	106	1	1	367	300	67	22
Other operating expense	176	165	11	7	542	428	114	27
Noninterest expense	$1,293	$1,241	$52	4%	$3,895	$3,652	$243	7%
Noninterest expense increased for the for the three and nine months ended September 30, 2023, compared to the same periods in 2022, driven by salaries and employee benefits reflecting the Private Bank start-up investment, equipment and software driven by software maintenance and amortization costs, and other operating expense associated with the FDIC deposit insurance surcharge. The increase during the nine-month period was also attributable to acquisition and integration-related costs, occupancy, advertising, and fraud losses.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “—Analysis of Financial Condition — Credit Quality” for more information.
Credit provision expense of $172 million and $516 million for the three and nine months ended September 30, 2023, respectively, compared to $123 million and $342 million for the same periods in 2022. The provision expense for the three and nine months ended September 30, 2023 reflects higher reserves against the Commercial Real Estate Office portfolio given return to office dynamics and rising interest rates. Provision expense for the three and nine months ended September 30, 2022 reflects reduced reserve requirements as COVID concerns subsided and, for the nine-month period, partially offset by the provision associated with the Investors acquisition.
Income Tax Expense
Income tax expense of $119 million and $406 million decreased $58 million and $1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven primarily by lower pre-tax income. The effective income tax rate of 21.5% and 22.2% for the same periods decreased from 21.8% and 22.3%, respectively, compared to the same periods in 2022, primarily driven by additional tax expense incurred in 2022 related to acquisitions, partially offset by the adoption of the proportional amortization method for qualified investments in tax credit structures in 2023 and increased non-deductible FDIC premium expense. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Business Operating Segments
We have three business operating segments: Consumer Banking, Commercial Banking, and Non-Core. During the third quarter of 2023, our indirect auto and certain purchased consumer loan portfolios were transferred from Consumer Banking into a new Non-Core segment to reflect the manner in which management is currently assessing performance and allocating resources. This new segment structure aligns with our recently announced balance sheet optimization strategy to discontinue the origination of certain non-strategic lending portfolios. Prior period results have been revised to conform to the new segment presentation.
For more information regarding our business operating segments see Note 17.
Citizens Financial Group, Inc. | 13

The following tables present certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 17 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Three Months Ended September 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$1,067	$989	$560	$558	($41)	$70
Noninterest income	278	270	180	213	—	—
Total revenue	1,345	1,259	740	771	(41)	70
Noninterest expense	905	828	325	325	30	36
Profit (loss) before credit losses	440	431	415	446	(71)	34
Net charge-offs	67	47	67	12	20	14
Income (loss) before income tax expense (benefit)	373	384	348	434	(91)	20
Income tax expense (benefit)	97	98	88	100	(24)	4
Net income (loss)	$276	$286	$260	$334	($67)	$16
Average Balances:
Total assets	$72,964	$71,631	$74,997	$80,067	$13,113	$17,929
Total loans and leases(1)	66,641	65,513	71,898	75,767	13,010	17,859
Deposits	117,979	117,448	47,221	51,095	—	—
Interest-earning assets	67,273	66,263	72,275	76,025	13,010	17,859

	Nine Months Ended September 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$3,101	$2,635	$1,741	$1,508	($84)	$359
Noninterest income	802	807	588	647	—	—
Total revenue	3,903	3,442	2,329	2,155	(84)	359
Noninterest expense	2,637	2,424	971	905	95	105
Profit (loss) before credit losses	1,266	1,018	1,358	1,250	(179)	254
Net charge-offs	198	117	185	34	54	33
Income (loss) before income tax expense (benefit)	1,068	901	1,173	1,216	(233)	221
Income tax expense (benefit)	278	230	289	270	(61)	56
Net income (loss)	$790	$671	$884	$946	($172)	$165
Average Balances:
Total assets	$72,477	$66,793	$77,130	$73,344	$14,409	$18,582
Total loans and leases(1)	66,171	61,480	73,961	69,381	14,332	18,508
Deposits	116,477	113,578	47,221	49,087	—	—
Interest-earning assets	66,823	62,262	74,350	69,651	14,332	18,508
(1) Includes LHFS.
Consumer Banking
Net interest income increased $78 million and $466 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven by higher net interest margin reflecting higher interest-earning asset yields given higher market interest rates, partially offset by higher funding costs. Growth in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition, was also a driver during the nine-month period.
Noninterest income increased $8 million and decreased $5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The three-month period increase was driven by mortgage banking fees reflecting higher MSR valuation and card fees given higher transaction volumes, partially offset by service charges and fees given the elimination of non-sufficient funds fees. The nine-month period decline was driven by mortgage banking fees reflecting lower production volume and a decline in MSR valuation, and service charges and fees given the elimination of non-sufficient funds fees, partially offset by card fees given higher transaction volumes.
Citizens Financial Group, Inc. | 14

Noninterest expense increased $77 million and $213 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven by salaries and benefits reflecting the Private Bank start-up investment, equipment and software driven by software maintenance and amortization costs, and other operating expense associated with advertising, fraud losses, and the FDIC deposit insurance surcharge. The increase during the nine-month period was also attributable to acquisition-related costs.
Net charge-offs increased $20 million and $81 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven by other retail and education as credit losses continue to gradually normalize off pandemic-era lows.
Commercial Banking
Net interest income increased $2 million and $233 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven by higher net interest margin reflecting higher interest-earning asset yields given higher market interest rates, partially offset by higher funding costs. Growth in average interest-earning assets, including the impact of the Investors acquisition, was also a driver during the nine-month period.
Noninterest income decreased $33 million and $59 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The nine-month period decline was driven by capital markets fees reflecting lower loan syndication and underwriting fees, partially offset by higher M&A advisory fees, and foreign exchange and derivative products revenue reflecting lower client hedging activity. The decline in the nine-month period was partially offset by service charges and fees reflecting the benefit of acquisitions and improvement in Treasury Solutions fees and card fees given higher transaction volumes.
Noninterest expense remained stable and increased $66 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the nine-month period was driven primarily by salaries and employee benefits, equipment and software driven by software maintenance and amortization costs, other operating expense associated with the FDIC deposit insurance surcharge, and acquisition-related costs.
Net charge-offs increased $55 million and $151 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, reflecting an increased net charge-off level in the Commercial Real Estate Office portfolio given return to office dynamics and rising interest rates, and the normalization of credit losses off pandemic-era lows.
Non-Core
Net interest income decreased $111 million and $443 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decline for both periods was driven by the highest-cost implied marginal funding sources during 2023, including secured borrowings collateralized by auto loans, FHLB advances and, to the extent necessary to fully fund the Non-Core segment, brokered certificates of deposit.
Net charge-offs increased $6 million and $21 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven by auto as credit losses continue to gradually normalize off pandemic-era lows.
Citizens Financial Group, Inc. | 15

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of Securities
	September 30, 2023		December 31, 2022
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$4,025	$3,774	$3,678	$3,486
State and political subdivisions	2	2	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	23,101	20,257	21,250	19,062
Other/non-agency	279	247	280	251
Total mortgage-backed securities	23,380	20,504	21,530	19,313
Collateralized loan obligations	797	789	1,248	1,206
Total debt securities available for sale	$28,204	$25,069	$26,458	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,810	$7,569	$9,253	$8,506
Total mortgage-backed securities	8,810	7,569	9,253	8,506
Asset-backed securities	510	485	581	536
Total debt securities held to maturity	$9,320	$8,054	$9,834	$9,042
Total debt securities available for sale and held to maturity	$37,524	$33,123	$36,292	$33,049
Equity securities (at cost)(2)	$995	$995	$1,058	$1,058
Equity securities (at fair value)(2)	163	163	153	153
(1) Excludes portfolio level basis adjustments of $17 million for securities designated in active fair value hedge relationships. The basis adjustments represent a reduction to the amortized cost of the securities being hedged.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of the securities portfolio is to provide a ready source of liquidity. The portfolio primarily includes high-quality, highly-liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of September 30, 2023, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represent 95% of the fair value of our debt securities portfolio, with approximately $26.7 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, the Fixed Income Clearing Corporation bilateral repurchase agreement market, and the Bank Term Funding Program. Under the Bank Term Funding Program, securities are pledged at par value instead of fair value.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk Management and Governance” section in this document. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2022 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of September 30, 2023, the portfolio’s average effective duration was 5.2 years compared with 5.8 years as of December 31, 2022.
Citizens Financial Group, Inc. | 16

Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	September 30, 2023	December 31, 2022	Change	Percent
Commercial and industrial	$46,753	$51,836	($5,083)	(10)%
Commercial real estate	29,486	28,865	621	2
Leases	1,218	1,479	(261)	(18)
Total commercial	77,457	82,180	(4,723)	(6)
Residential mortgages	30,983	29,921	1,062	4
Home equity	14,729	14,043	686	5
Automobile	9,290	12,292	(3,002)	(24)
Education	12,134	12,808	(674)	(5)
Other retail	5,153	5,418	(265)	(5)
Total retail	72,289	74,482	(2,193)	(3)
Total loans and leases	$149,746	$156,662	($6,916)	(4)%
The decrease in total loans and leases as of September 30, 2023 compared to December 31, 2022 reflects a $4.7 billion decrease in commercial due to loans sold as part of balance sheet optimization actions and reduced line utilization by commercial clients given the economic environment and higher rates. Retail declined $2.2 billion, given planned Non-Core portfolio runoff in auto, education and other retail, partially offset by growth in mortgage and home equity.
Credit Quality
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4 of this report, and “Critical Accounting Estimates — Allowance for Credit Losses” and Note 6 in our 2022 Form 10-K.
The ACL as of September 30, 2023 compared to December 31, 2022 reflects a reserve increase of $78 million. For further information see Note 4.

Table 8: ACL and Related Coverage Ratios by Portfolio
	September 30, 2023			December 31, 2022
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$46,753	$598	1.28%	$51,836	$581	1.12%
Commercial real estate	29,486	609	2.06	28,865	456	1.58
Leases	1,218	26	2.14	1,479	23	1.59
Total commercial	77,457	1,233	1.59	82,180	1,060	1.29
Residential mortgages	30,983	181	0.59	29,921	207	0.69
Home equity	14,729	107	0.72	14,043	89	0.63
Automobile	9,290	56	0.60	12,292	131	1.07
Education	12,134	261	2.15	12,808	268	2.09
Other retail	5,153	242	4.69	5,418	228	4.21
Total retail	72,289	847	1.17	74,482	923	1.24
Total loans and leases	$149,746	$2,080	1.39%	$156,662	$1,983	1.27%
Allowance for Unfunded Lending Commitments
Commercial(1)		$192	1.84%		$207	1.54%
Retail(2)		46	1.23		50	1.31
Total allowance for unfunded lending commitments		238			257
Allowance for credit losses	$149,746	$2,318	1.55%	$156,662	$2,240	1.43%
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

Citizens Financial Group, Inc. | 17

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	September 30, 2023	December 31, 2022	Change		Percent
Commercial and industrial	$242	$249	($7)		(3%)
Commercial real estate	470	103	367		356
Leases	3	—	3		—
Total commercial	715	352	363		103
Residential mortgages	190	234	(44)		(19)
Home equity	268	241	27		11
Automobile	62	56	6		11
Education	23	33	(10)		(30)
Other retail	38	28	10		36
Total retail	581	592	(11)		(2)
Nonaccrual loans and leases	$1,296	$944	$352		37%
Nonaccrual loans and leases to total loans and leases	0.87%	0.60%	27	bps
Allowance for loan and lease losses to nonaccrual loans and leases	160%	210%	(50%)
Allowance for credit losses to nonaccrual loans and leases	179%	237%	(58%)

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended September 30,
	2023			2022
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$22	$47,658	0.18%	$14	$52,130	0.11%
Commercial real estate	48	29,353	0.65	1	28,388	0.01
Leases	—	1,250	—	—	1,529	(0.11)
Total commercial	70	78,261	0.35	15	82,047	0.07
Residential mortgages	(1)	30,838	(0.02)	—	29,327	0.01
Home equity	(3)	14,589	(0.08)	(6)	13,400	(0.17)
Automobile	15	9,849	0.60	11	13,540	0.31
Education	22	12,147	0.72	13	13,081	0.38
Other retail	50	5,107	3.95	41	5,484	3.02
Total retail	83	72,530	0.46	59	74,832	0.32
Total loans and leases	$153	$150,791	0.40%	$74	$156,879	0.19%

	Nine Months Ended September 30,
	2023			2022
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$89	$49,791	0.24%	$35	$49,224	0.10%
Commercial real estate	113	29,122	0.52	1	23,401	—
Leases	(4)	1,345	(0.37)	—	1,555	(0.02)
Total commercial	198	80,258	0.33	36	74,180	0.07
Residential mortgages	—	30,496	—	(1)	27,113	—
Home equity	(9)	14,336	(0.08)	(24)	12,783	(0.25)
Automobile	38	10,920	0.47	23	14,078	0.22
Education	62	12,455	0.66	40	13,086	0.40
Other retail	149	5,184	3.87	108	5,490	2.63
Total retail	240	73,391	0.44	146	72,550	0.27
Total loans and leases	$438	$153,649	0.38%	$182	$146,730	0.17%
For the three and nine months ended September 30, 2023, the net charge-off ratio increased 21 basis points compared to the same periods in 2022. Net charge-offs increased $79 million and $256 million, respectively, compared to the same periods.
Citizens Financial Group, Inc. | 18

For the three months ended September 30, 2023, the increase in net charge-offs reflects a $24 million increase in retail, primarily education and other retail, and a $55 million increase in commercial driven by Commercial Real Estate Office. For the nine months ended September 30, 2023, the increase in net charge-offs reflects a $94 million increase in retail, primarily other retail and education, and a $162 million increase in commercial, with increases in commercial real estate and commercial and industrial. The increase in commercial real estate was driven by Commercial Real Estate Office while the commercial and industrial increase reflects company-specific idiosyncratic charge-offs. Retail is increasing from pandemic lows as expected.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2022 Form 10-K, we utilize regulatory classification ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $9.0 billion at September 30, 2023 increased $3.4 billion compared with December 31, 2022.
Commercial and industrial criticized balances of $3.8 billion at September 30, 2023, increased from $3.1 billion at December 31, 2022, primarily driven by the impact of rising interest rates and certain sector-specific labor challenges in the Arts, Entertainment and Recreation sector, as well as the trade sectors.
Commercial real estate criticized balances of $5.1 billion increased from $2.4 billion at December 31, 2022, primarily driven by the combined impacts of interest rates and return-to-office dynamics on the Office sector and the impacts of interest rates on the Multi-family sector. Approximately 98% of commercial real estate loans remain current on payments.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.
Citizens Financial Group, Inc. | 19

Table 11: Commercial Loans and Leases
	September 30, 2023		December 31, 2022
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry Sector
Finance and insurance
Capital call facilities	$6,900	4%	$6,753	4%
Other finance and insurance	5,948	4	5,310	3
Other manufacturing	3,810	2	4,474	3
Technology	3,593	2	4,367	3
Accommodation and food services	2,975	2	3,572	2
Health, pharma, and social assistance	2,685	2	3,056	2
Professional, scientific, and technical services	2,507	2	3,067	2
Wholesale trade	2,540	2	2,955	2
Retail trade	2,533	2	2,391	2
Other services	2,388	1	2,713	2
Energy and related	2,055	1	2,299	1
Rental and leasing	1,119	1	1,542	1
Consumer products manufacturing	976	1	1,511	1
Administrative and waste management	1,516	1	1,710	1
Arts, entertainment, and recreation	1,578	1	1,587	1
Automotive	996	1	1,316	1
Other(1)	2,634	2	3,091	2
Total commercial and industrial	46,753	31	51,715	33
Property type
Multi-family	9,043	6	8,696	6
Office	6,098	4	6,253	4
Retail	3,489	2	3,208	2
Industrial	3,800	3	3,344	2
Co-op	1,815	1	1,824	1
Data center	961	1	870	1
Hospitality	639	—	638	—
Other(1)	3,641	3	4,032	2
Total commercial real estate	29,486	20	28,865	18
Total leases	1,218	1	1,479	1
Total commercial(2)	$77,457	52%	$82,059	52%
(1) Includes deferred fees and costs.
(2) Excludes PPP loans of $121 million as of December 31, 2022.
Retail Loan Asset Quality
We utilize credit scores provided by FICO, which are generally refreshed on a quarterly basis, and payment and delinquency status, among other data points, to monitor credit quality for retail loans. FICO credit scores represent current and historical national industry-wide consumer level credit performance data, which management believes are the strongest indicator of potential credit losses over the contractual life of the loan and a good predictor of a borrower’s future payment performance.
Citizens Financial Group, Inc. | 20

Table 12: Retail Loan Portfolio Analysis
	September 30, 2023					December 31, 2022
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	98.17%	0.36%	0.16%	0.70%	0.61%	97.68%	0.32%	0.15%	1.07%	0.78%
Home equity	97.43	0.56	0.19	—	1.82	97.68	0.46	0.14	—	1.72
Automobile	97.21	1.58	0.54	—	0.67	97.93	1.24	0.37	—	0.46
Education	99.19	0.39	0.21	0.02	0.19	99.30	0.28	0.13	0.03	0.26
Other retail	97.30	0.95	0.60	0.41	0.74	97.71	0.81	0.55	0.41	0.52
Total retail	98.01%	0.60%	0.26%	0.33%	0.80%	98.02%	0.52%	0.21%	0.46%	0.79%
(1) 90+ days past due and accruing includes $216 million and $316 million of loans fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2023 and December 31, 2022, respectively.

Table 13: Retail Asset Quality Metrics
	September 30, 2023	December 31, 2022
Average refreshed FICO for total portfolio	772	770
CLTV ratio for secured real estate(1)	51%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 14: Composition of Deposits
(dollars in millions)	September 30, 2023	% of Total Deposits	December 31, 2022	% of Total Deposits
Demand	$38,561	22%	$49,283	27%
Money market	53,517	30	49,905	28
Checking with interest	33,355	19	39,721	22
Savings	29,139	16	29,805	16
Term	23,625	13	12,010	7
Total deposits	$178,197	100%	$180,724	100%
Total deposits as of September 30, 2023 decreased compared to December 31, 2022, driven by rate-related outflows. In addition, as rates rose another 25 basis points in the third quarter of 2023, we saw continued migration of lower cost deposits to higher-yielding products, with non-interest bearing deposits now representing approximately 22% of our total deposits.

Table 15: Insured/Secured Deposits
(dollars in millions)	September 30, 2023
Total deposits	$178,197

Estimated uninsured deposits(1)	77,278
Less: Uninsured affiliate deposits eliminated in consolidation	15,596
Less: Secured deposits(1)	8,476
CFG adjusted estimated uninsured, excluding secured deposits	53,206
Total estimated insured/secured deposits	$124,991
Insured/secured deposits to total deposits	70%
(1) As reported on CBNA’s September 30, 2023 Call Report.
Estimated CFG insured/secured deposits totaled $125.0 billion, comprised of $116.5 billion of insured deposits and $8.5 billion of collateralized preferred deposits from states and municipalities, making up 70% of our consolidated deposit base of $178.2 billion as of September 30, 2023.
Citizens Financial Group, Inc. | 21

Borrowed Funds
Total borrowed funds of $17.6 billion as of September 30, 2023 increased $1.7 billion compared to December 31, 2022, primarily driven by the issuance of secured borrowings collateralized by auto loans, partially offset by a decline in FHLB advances. For more information regarding our borrowed funds, see “Liquidity” and Note 8.
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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. However, the FRB required us to participate in the 2023 CCAR supervisory stress test to incorporate the effects of the Investors acquisition. Our SCB associated with the 2022 supervisory stress test was 3.4%, effective through September 30, 2023, and our SCB associated with the 2023 supervisory stress test is 4.0%, effective October 1, 2023 through September 30, 2024.
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
Citizens Financial Group, Inc. | 22

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2022 Form 10-K and “Recent Regulatory Developments — Proposed Regulatory Capital Revisions” below. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 16: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2023		December 31, 2022
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,360	10.4%	$18,574	10.0%	7.9%
CBNA	19,490	11.1	20,669	11.2	7.0
Tier 1 capital
CFG	20,374	11.5	20,588	11.1	9.4
CBNA	19,490	11.1	20,669	11.2	8.5
Total capital
CFG	23,682	13.4	23,755	12.8	11.4
CBNA	22,535	12.8	23,534	12.7	10.5
Tier 1 leverage
CFG	20,374	9.4	20,588	9.3	4.0
CBNA	19,490	9.1	20,669	9.4	4.0
Risk-weighted assets
CFG	176,407		185,224
CBNA	175,865		184,781
Quarterly adjusted average assets(2)
CFG	215,877		220,779
CBNA	215,241		220,182
(1) Represents minimum requirement under the current capital framework plus the SCB of 3.4% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At September 30, 2023, CFG’s CET1 and tier 1 capital ratios increased compared to December 31, 2022. Net income and a $8.8 billion decrease in RWA, primarily driven by lower commercial and auto loans, was partially offset by common share repurchases, dividends and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period.
At September 30, 2023, CBNA’s CET1 and tier 1 capital ratios decreased slightly compared to December 31, 2022. Dividend payments to the Parent Company and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period, was partially offset by net income and a $8.9 billion decrease in RWA, primarily driven by lower commercial and auto loans.
At September 30, 2023, CFG’s and CBNA’s total capital ratios increased driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At September 30, 2023, CFG’s tier 1 leverage ratio increased whereas CBNA’s tier 1 leverage ratio decreased compared to December 31, 2022. CFG and CBNA’s tier 1 leverage ratios reflect a decline in quarterly adjusted average assets and their respective changes in tier 1 capital described above.
Citizens Financial Group, Inc. | 23

Table 17: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	September 30, 2023	December 31, 2022
Total common stockholders' equity	$20,864	$21,676
Exclusions:
Modified CECL transitional amount	192	288
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt securities	3,198	2,771
Derivatives	1,681	1,416
Unamortized net periodic benefit costs	364	373
Deductions:
Goodwill, net of deferred tax liability	(7,793)	(7,780)
Other intangible assets, net of deferred tax liability	(143)	(170)
Deferred tax assets that arise from tax loss and credit carryforwards	(3)	—
Total common equity tier 1 capital	18,360	18,574
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,374	20,588
Qualifying subordinated debt(1)	1,388	1,427
Allowance for credit losses	2,318	2,240
Exclusions from tier 2 capital:
Modified AACL transitional amount	(249)	(374)
Allowance on PCD assets	(149)	(126)
Adjusted allowance for credit losses	1,920	1,740
Total capital	$23,682	$23,755
(1) As of September 30, 2023 and December 31, 2022, the amount of non-qualifying subordinated debt excluded from regulatory capital was $411 million and $367 million, respectively. See Note 8 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the nine months ended September 30, 2023:
•Repurchased $906 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $609 million; and
•Declared preferred stock dividends aggregating to $87 million.
For additional detail regarding our common and preferred stock dividends see Note 11.
In February 2023, our Board of Directors increased our common share repurchase authorization to $2.0 billion, which was an increase of $1.15 billion above the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations.
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
Proposals addressing the regulatory tailoring framework and capital requirements were issued by the regulatory agencies during the third quarter of 2023. See “Proposed Regulatory Capital Revisions”, “Proposed Long-Term Debt Requirements”, and “Proposed Resolution Plan Requirements” below for more information.
We will continue to monitor and address changes to the FRB’s supervisory and regulatory framework that may result from this targeted review by the FRB and their associated impact on our business, financial condition or results of operations.
Deposit Insurance - Proposed FDIC Special Assessment
On May 22, 2023, the FDIC issued a notice of proposed rulemaking that would impose special assessments to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of SVB and Signature Bank, as required by the Federal Deposit Insurance Act. Under the proposal, the special assessment would be levied on the insured depository institution’s (“IDI”) assessment base, which would be equal to estimated uninsured deposits as reported on the IDI’s December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessment would be imposed at an annual rate of approximately 12.5 basis points and would be collected over eight quarterly assessment periods beginning with the first quarter of 2024.
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
Citizens Financial Group, Inc. | 25

Proposed Regulatory Capital Revisions
On July 27, 2023, the FRB, FDIC and OCC issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal, commonly referred to as Basel III “Endgame,” would significantly revise the capital requirements applicable to large banking organizations with total assets of $100 billion or more, including the Company. Under the proposal, Category III and IV firms, including the Company as a Category IV firm, would become subject to the same capital treatment regarding the inclusion of AOCI, deductions, and rules for minority interest as Category I and II firms. The proposal would also replace the existing models-based approaches for credit and operational risk, which currently apply only to Category I and II firms, with two new approaches applicable to Category firms I through IV. The first would use the existing standardized approach and a proposed revised market risk capital rule. The second would use a new expanded risk-based approach, which consists of new non-models-based approaches for credit risk, operational risk and credit valuation adjustment risk, as well as the proposed revised market risk capital rule. The approach resulting in the lower ratio would establish the binding ratio for purposes of satisfying regulatory capital requirements and buffers, including the SCB. Category III and IV firms would also be required to calculate counterparty credit exposure relating to derivatives transactions using the standardized approach for counterparty credit risk. Additionally, Category IV firms would become subject to the supplementary leverage ratio and the countercyclical capital buffer. The proposal provides for a July 1, 2025 effective date, subject to a three-year transition period. If the rule is adopted as proposed, the Company estimates as of September 30, 2023 a pro forma CET1 ratio of 8.3% adjusted for the AOCI opt-out removal. In addition, the Basel III “Endgame” proposal is estimated to modestly increase RWA on a fully phased-in basis. Comments on the proposal are due by January 16, 2024. We continue to evaluate the full impact of the proposal.
AOCI Impact on Regulatory Capital
Under the current applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude components of AOCI from regulatory capital. As noted above, the regulatory agencies are considering the inclusion of AOCI in regulatory capital for Category IV firms like us, including the AOCI relative to securities and pension.
Citizens Financial Group, Inc. | 26

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework.

Table 18: AOCI Impact on Regulatory Capital
	September 30, 2023
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$18,360	$20,374	$23,682	$19,490	$19,490	$22,535
Unrealized gains (losses) on securities and pension	(3,562)	(3,562)	(3,562)	(3,542)	(3,542)	(3,542)
Deferred tax assets - securities and pension AOCI	(28)	(28)	(28)	(29)	(29)	(29)
Regulatory capital, including AOCI impact (non-GAAP)	$14,770	$16,784	$20,092	$15,919	$15,919	$18,964
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$176,407	$176,407	$176,407	$175,865	$175,865	$175,865
Unrealized gains (losses) on securities and pension	(891)	(891)	(891)	(873)	(873)	(873)
Deferred tax assets - securities and pension AOCI	2,903	2,903	2,903	2,881	2,881	2,881
Risk-weighted assets, including AOCI impact (non-GAAP)	$178,419	$178,419	$178,419	$177,873	$177,873	$177,873
Ratio:
Regulatory capital ratio (as reported)	10.4%	11.5%	13.4%	11.1%	11.1%	12.8%
Regulatory capital ratio, including AOCI impact (non-GAAP)	8.3%	9.4%	11.3%	8.9%	8.9%	10.7%
Proposed Long-Term Debt Requirements
On August 29, 2023, the FRB, FDIC and OCC issued a proposal that would require large bank holding companies and IDIs with total assets of $100 billion or more, including the Company and CBNA, to maintain a minimum amount of long-term debt. The joint agency proposal aims to increase the resolvability and resiliency of large banking organizations by mandating a long-term debt requirement to provide the regulatory agencies additional resources to resolve failed banking organizations, foster depositor confidence, and decrease costs to the DIF in the event of a large banking organization failure. Under the proposal, large bank holding companies and IDIs would each be required to maintain a minimum amount of eligible long-term debt equal to the greater of 6 percent of RWA, 3.5 percent of average total consolidated assets, and 2.5 percent of total leverage exposure for those banks subject to the supplementary leverage ratio. The proposal also prohibits large banking organizations from engaging in certain activities that could complicate their resolution and discourages them from holding long-term debt issued by other banks to reduce interconnectedness. The proposal provides for a three-year transition period, with 25 percent of the long-term debt requirement to be met one year after the rule is finalized, 50 percent after two years, and 100 percent after three years. If the rule is adopted as proposed, the Company estimates as of September 30, 2023 that approximately $4 billion of incremental eligible long-term debt will need to be issued to meet the minimum requirement. Comments on the proposal are due by November 30, 2023. We continue to evaluate the full impact of the proposal.
Proposed Resolution Plan Requirements
On August 29, 2023, the FDIC issued a proposal that would require IDIs with total assets of $100 billion or more, including CBNA, to submit more robust resolution plans biennially that include a comprehensive strategy from the point of failure to liquidation or return of the institution to the private sector. The identified strategy must ensure timely access to insured deposits, maximize value from the sale or disposition of assets, minimize losses realized by creditors, and address potential risks of adverse effects on U.S. economic conditions or financial stability. In addition, the strategy would generally expect, but not require, a default scenario whereby the FDIC, as receiver of the failed institution, operates the institution under a bridge bank. The proposal also enhances how the credibility of resolution plans will be assessed, expands expectations regarding engagement and capabilities testing, and requires IDIs to demonstrate the capability to promptly establish a virtual data room in the run-up to or upon failure. The proposal provides that IDIs submit their initial resolution plan no earlier than 270 days from the effective date of the amended rule. Comments on the proposal are due by November 30, 2023. We are in the process of evaluating the impact of the proposal on our business.
Citizens Financial Group, Inc. | 27

LIQUIDITY
We define liquidity as our ability to meet our cash-flow and collateral obligations in a timely manner at a reasonable cost. As a financial institution, we must maintain operating liquidity to meet expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We maintain additional secured borrowing capacity at the FRB discount window, but do not view this as a primary means of funding, but rather a potential source of liquidity in a stressed environment or during a market disruption. We consider the effective and prudent management of liquidity fundamental to our health and strength. We manage liquidity at the consolidated enterprise level and at each material legal entity.
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
During the three months ended September 30, 2023 and 2022, the Parent Company declared dividends on common stock of $199 million and $209 million, respectively, and declared dividends on preferred stock of $30 million and $25 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Parent Company declared dividends on common stock of $609 million and $569 million, respectively, and declared dividends on preferred stock of $87 million and $81 million, respectively.
During the nine months ended September 30, 2023, the Parent Company repurchased $906 million of its outstanding common stock.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.8 billion and $1.6 billion as of September 30, 2023 and December 31, 2022, respectively. The Parent Company’s double-leverage ratio (the combined equity investment in Parent Company subsidiaries divided by Parent Company equity) is a measure of reliance on equity cash flows from subsidiaries to fund Parent Company obligations. The Parent Company’s double-leverage ratio was 96.9% and 101.2% as of September 30, 2023 and December 31, 2022, respectively.
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
During the nine months ended September 30, 2023, CBNA completed the following transactions:
•Issued $450 million of 5.284% fixed-to-floating rate senior notes;
•Redeemed $750 million of senior notes due March 2023; and
•Issued $3.5 billion of secured borrowings collateralized by auto loans.
Citizens Financial Group, Inc. | 28

Liquidity Risk
We define liquidity risk as the risk that an entity will be unable to meet its payment obligations in a timely manner at a reasonable cost. Liquidity risk can arise due to contingent liquidity risk and/or funding liquidity risk.
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

Table 19: Credit Ratings
September 30, 2023
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
We currently have a “stable” outlook at Standard & Poor’s, a “negative” outlook at Moody’s and a “stable” outlook at Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.
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
Citizens Financial Group, Inc. | 29

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
In response to the recent U.S. bank failures, the FRB established the Bank Term Funding Program to make additional funding available to eligible depository institutions to ensure the ability to meet the needs of all depositors. This program was designed to provide another source of liquidity against the par value of high-quality securities, eliminating the need to sell these securities during times of stress. The Company is eligible to borrow under this program based on its existing eligibility for primary credit under the FRB discount window. The Company has taken steps to support readiness but has not participated in the program through September 30, 2023.
As of September 30, 2023:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 84.0%;
◦Estimated insured/secured deposits comprise 70% of our consolidated deposit base of $178.2 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $75.2 billion;
◦Contingent liquidity was $53.3 billion, consisting of unencumbered high-quality liquid securities of $26.7 billion, unused FHLB capacity of $12.7 billion, and our cash balances at the FRB of $13.9 billion; and
◦Available discount window capacity was $21.9 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2023 and 2022, see the Consolidated Statements of Cash Flows in Item 1.
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
Citizens Financial Group, Inc. | 30

Further, certain of these metrics are monitored individually for CBNA and for our consolidated enterprise on a daily basis, including cash position, unencumbered securities, asset liquidity and available FHLB borrowing capacity. In order to identify emerging trends and risks and inform funding decisions, specific metrics are also forecasted over a one-year horizon.
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 12.
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
Allowance for Credit Losses
The ACL increased from $2.2 billion at December 31, 2022 to $2.3 billion at September 30, 2023.
Our ACL as of September 30, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with implied peak unemployment of approximately 6% and peak-to-trough GDP decline of approximately 1.0%. This forecast reflects a mild recession over the two-year reasonable and supportable period. This compares to our December 31, 2022 forecast which reflected peak unemployment of approximately 6% with a more adverse peak-to-trough GDP decline of approximately 1.4%.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period, resulting in a 1.7% peak-to-trough decline in real GDP. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.10x our modeled period-end ACL, or an increase of approximately $224 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Citizens Financial Group, Inc. | 31

Goodwill
The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. Business combinations typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the goodwill has been attributed. We review the goodwill of each reporting unit for impairment on an annual basis as of October 31st or more frequently if events or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, a qualitative assessment may be made to determine whether it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Alternatively, a quantitative assessment may be performed without performing a qualitative assessment.
The process of evaluating the fair value of a reporting unit is subjective, involving management assumptions and estimates and the use of external or internal valuations. Valuation techniques include discounted cash flow and market approach analysis.
Cash flow projections are based on multi-year financial forecasts developed for each reporting unit that consider key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, fees and expenses, forward interest rates, historical performance, credit performance, and industry and economic trends, among other considerations.
Under the market approach, valuation of our reporting units considers a combination of earnings and equity multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of non-controlling interests, the valuations incorporate a control premium.
At September 30, 2023, goodwill totaled $8.2 billion, assigned to our reporting units as follows: $5.5 billion to Commercial Banking and $2.7 billion to Consumer Banking.
We performed a quantitative goodwill impairment assessment in the third quarter of 2023 in response to stress in the banking sector and associated market conditions. Based on this quantitative assessment, we concluded that the estimated fair value of the Consumer Banking and Commercial Banking reporting units exceeded their carrying value. The estimated fair value of our Commercial Banking reporting unit was not substantially in excess of its carrying value in the quantitative assessment due to impacts from the broader banking environment and the relative amount of pre-IPO goodwill attributed to the unit.
We also performed a sensitivity analysis around the assumptions used and the resulting estimated fair values in the quantitative assessment. While the sensitivity analysis did not indicate an impairment of a reporting unit in the third quarter of 2023, continued stress in the banking sector, financial markets, or our common stock price, among other factors, could lead to an impairment of our goodwill.
For additional information regarding Goodwill, see Note 6 of this report and Note 10 in our 2022 Form 10-K.
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
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 20: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2023	December 31, 2022
Instantaneous Change in Interest Rates
+200	0.7%	4.8%
+100	0.6	2.4
-100	(1.6)	(2.5)
-200	(4.1)	(5.6)
Gradual Change in Interest Rates
+200	—%	2.7%
+100	0.1	1.4
-100	(0.9)	(1.4)
-200	(2.1)	(3.0)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward rate path implied by the yield curve is realized, which reflects a Fed Funds rate of 5.50% at the end of 2023 and 4.75% at the end of 2024, reflecting three 25 basis point reductions beginning mid-2024. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Asset sensitivity to a 200-basis point gradual increase in rates above the base case forward curve was approximately neutral on September 30, 2023, compared with 2.7% on December 31, 2022. This decrease reflects the effects of our ongoing hedge activity combined with changes in our current and projected balance sheet mix due to the higher interest rate environment. Given the higher rate environment and cumulative effect of the FRB’s tightening of monetary policy, our exposure to rates below the forward curve exhibits a higher degree of sensitivity as deposit betas are expected to have an initial lagged response over the twelve-month horizon. The risk position is managed within our risk limits, and long-term view of interest rates through occasional adjustments to securities investments, interest rate derivatives and mix of funding.
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
The following table presents interest rate derivative contracts that we have entered into as of September 30, 2023 and December 31, 2022.

Table 21: Interest Rate Derivative Contracts Used to Manage Non-Trading Interest Rate Exposure
	September 30, 2023				December 31, 2022
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$472	6.2	3.7%	5.3%	$—	—	—%	—%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay 3-month LIBOR	—	—	—	—	1,000	1.6	2.7	4.7
Receive fixed/pay SOFR	500	2.1	2.6	5.6	—	—	—	—
Total fair value hedges	972				1,000
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	19,780	0.7	4.4	5.3	500	2.7	3.5	4.3
Receive fixed/pay SOFR - forward-starting	34,250	3.0	3.3	5.1	13,500	3.2	3.0	4.5
Receive fixed/pay 1-month LIBOR	—	—	—	—	15,250	3.8	1.8	4.3
Receive fixed/pay 1-month LIBOR - forward-starting	—	—	—	—	2,000	5.2	2.9	4.9
Basis swaps
Receive SOFR/pay 1-month term SOFR	7,000	0.6	—	5.3/5.3	—	—	—	—
Receive SOFR/pay 1-month term SOFR - forward-starting	14,500	2.9	—	5.2/5.1	7,000	3.3	—	4.4/4.4

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars - forward-starting(1)	1,500	2.1	2.6	3.9	1,500	2.8	2.6	3.9
Floor spreads - forward-starting(2)	2,500	3.0	2.2/3.2	—	—	—	—	—
Total cash flow hedges	79,530				39,750
Total hedges	$80,502				$40,750
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
Citizens Financial Group, Inc. | 34

The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, during the remainder of 2023 and for the next five years:

Table 22: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	2023	2024	2025	2026	2027	2028
Fair value hedges
Pay fixed/receive SOFR(1)	$472	$472	$472	$472	$472	$472
Receive fixed/pay SOFR(2)	500	500	441	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	20,503	25,783	30,094	21,900	7,589	210
Receive SOFR/pay 1-month term SOFR	7,582	11,311	12,052	8,721	1,952	—
Interest rate collars	315	1,260	1,001	240	—	—
Floor spreads	—	1,488	2,500	1,467	460	—
Total	$29,372	$40,814	$46,560	$32,800	$10,473	$682
Weighted average receive fixed rate	4.2%	3.2%	3.2%	3.5%	3.7%	2.6%
Weighted average pay fixed rate	3.7	3.7	3.7	3.7	3.7	3.7
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
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	($326)	($996)	($773)	($1,901)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(156)	(48)	(420)	1
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	(1)	2	—	(4)
Using the interest rate curve at September 30, 2023, we estimate that approximately $904 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months, including $462 million from terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2023.
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
Citizens Financial Group, Inc. | 35

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
As of June 30, 2023, the Company’s transition and remediation efforts were complete, with ongoing monitoring for LIBOR-based financial instruments that will transition to alternative rates at their next interest rate reset date.
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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. As of September 30, 2023 and December 31, 2022, the fair value of our MSRs was $1.6 billion and $1.5 billion, respectively, and the total notional amount of related derivative contracts was $18.6 billion and $12.9 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 36

Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, equity prices, and credit spreads on a select range of interest rates, foreign exchange, commodities, equity securities, corporate bonds and secondary loan instruments. These securities underwriting and trading activities are conducted through CBNA and Citizens JMP Securities, LLC. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “Market Risk — Trading Risk” in our 2022 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 24: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$5	$3	$5	$2	$2	$1	$2	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	1	1	2	1	2	2	3	2
Commodity	—	—	—	—	—	—	—	—
General VaR	5	4	6	3	3	3	4	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$4	$6	$3	$3	$3	$4	$2
Stressed General VaR	$6	$7	$10	$4	$11	$13	$16	$9
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$6	$7	$10	$4	$11	$13	$16	$9
Market Risk Regulatory Capital	$34				$48
Specific Risk Not Modeled Add-on	21				23
de Minimis Exposure Add-on	—				2
Total Market Risk Regulatory Capital	$55				$73
Market Risk-Weighted Assets	$681				$909
Citizens Financial Group, Inc. | 37

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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended September 30, 2023.
Citizens Financial Group, Inc. | 38

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures,” included in this Report. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 25: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per share data)	Ref.	2023	2022	2023	2022
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$492	$512	$1,483	$1,504
Less: Notable items		—	—	—	(31)
Noninterest income, Underlying (non-GAAP)	B	$492	$512	$1,483	$1,535
Total revenue, Underlying:
Total revenue (GAAP)	C	$2,014	$2,177	$6,236	$5,821
Less: Notable items		—	—	—	(31)
Total revenue, Underlying (non-GAAP)	D	$2,014	$2,177	$6,236	$5,852
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,293	$1,241	$3,895	$3,652
Less: Notable items		22	46	161	219
Noninterest expense, Underlying (non-GAAP)	F	$1,271	$1,195	$3,734	$3,433
Pre-provision profit:
Total revenue (GAAP)	C	$2,014	$2,177	$6,236	$5,821
Less: Noninterest expense (GAAP)	E	1,293	1,241	3,895	3,652
Pre-provision profit (GAAP)		$721	$936	$2,341	$2,169
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$2,014	$2,177	$6,236	$5,852
Less: Noninterest expense, Underlying (non-GAAP)	F	1,271	1,195	3,734	3,433
Pre-provision profit, Underlying (non-GAAP)		$743	$982	$2,502	$2,419
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$172	$123	$516	$342
Less: Notable items		—	—	—	169
Provision (benefit) for credit losses, Underlying (non-GAAP)		$172	$123	$516	$173
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$549	$813	$1,825	$1,827
Less: Income (expense) before income tax expense (benefit) related to notable items		(22)	(46)	(161)	(419)
Income before income tax expense, Underlying (non-GAAP)	H	$571	$859	$1,986	$2,246
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$119	$177	$406	$407
Less: Income tax expense (benefit) related to notable items		(4)	(13)	(41)	(99)
Income tax expense, Underlying (non-GAAP)	J	$123	$190	$447	$506
Effective income tax rate (GAAP)	I/G	21.51%	21.80%	22.24%	22.29%
Effective income tax rate, Underlying (non-GAAP)	J/H	21.69	22.00	22.55	22.50
Net income, Underlying:
Net income (GAAP)	K	$430	$636	$1,419	$1,420
Add: Notable items, net of income tax benefit		18	33	120	320
Net income, Underlying (non-GAAP)	L	$448	$669	$1,539	$1,740
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$400	$611	$1,332	$1,339
Add: Notable items, net of income tax benefit		18	33	120	320
Net income available to common stockholders, Underlying (non-GAAP)	N	$418	$644	$1,452	$1,659
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,177	$22,246	$21,721	$21,875
Return on average common equity	M/O	7.50%	10.91%	8.20%	8.19%
Return on average common equity, Underlying (non-GAAP)	N/O	7.82	11.52	8.93	10.15

Citizens Financial Group, Inc. | 39

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per share data)	Ref.	2023	2022	2023	2022
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,177	$22,246	$21,721	$21,875
Less: Average goodwill (GAAP)		8,188	8,131	8,182	7,771
Less: Average other intangibles (GAAP)		173	228	182	174
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	424	422	408
Average tangible common equity	P	$13,238	$14,311	$13,779	$14,338
Return on average tangible common equity	M/P	12.00%	16.96%	12.93%	12.49%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	12.51	17.91	14.09	15.48
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$220,162	$225,473	$221,739	$211,722
Return on average total assets	K/Q	0.78%	1.12%	0.86%	0.90%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.81	1.18	0.93	1.10
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$220,162	$225,473	$221,739	$211,722
Less: Average goodwill (GAAP)		8,188	8,131	8,182	7,771
Less: Average other intangibles (GAAP)		173	228	182	174
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	424	422	408
Average tangible assets	R	$212,223	$217,538	$213,797	$204,185
Return on average total tangible assets	K/R	0.81%	1.16%	0.89%	0.93%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.84	1.22	0.96	1.14
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	64.21%	57.02%	62.45%	62.74%
Efficiency ratio, Underlying (non-GAAP)	F/D	63.08	54.90	59.87	58.67
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	24.44%	23.54%	23.78%	25.84%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	24.44	23.54	23.78	26.24
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(7.47)%	31.19%	7.15%	18.14%
Increase in noninterest expense		4.20	22.79	6.67	20.92
Operating leverage		(11.67)%	8.40%	0.48%	(2.78)%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(7.47)%	31.19%	6.58%	18.77%
Increase in noninterest expense, Underlying (non-GAAP)		6.31	20.96	8.77	15.73
Operating leverage, Underlying (non-GAAP)		(13.78)%	10.23%	(2.19%)	3.04%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	466,221,795	495,843,793	466,221,795	495,843,793
Common stockholders' equity (GAAP)		$20,864	$21,132	$20,864	$21,132
Less: Goodwill (GAAP)		8,188	8,160	8,188	8,160
Less: Other intangible assets (GAAP)		167	199	167	199
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		421	424	421	424
Tangible common equity	T	$12,930	$13,197	$12,930	$13,197
Tangible book value per common share	T/S	$27.73	$26.62	$27.73	$26.62
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	469,481,085	495,651,083	478,073,507	470,118,265
Average common shares outstanding - diluted (GAAP)	V	471,183,719	497,477,501	479,733,008	471,958,310
Net income per average common share - basic (GAAP)	M/U	$0.85	$1.23	$2.79	$2.85
Net income per average common share - diluted (GAAP)	M/V	0.85	1.23	2.78	2.84
Net income per average common share - basic, Underlying (non-GAAP)	N/U	0.89	1.30	3.04	3.53
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	0.89	1.30	3.03	3.52
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.42	$1.26	$1.20
Dividend payout ratio	W/(M/U)	49%	34%	45%	42%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	47	32	41	34
Citizens Financial Group, Inc. | 40

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 41

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	September 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks(1)	$1,395	$1,489
Interest-bearing cash and due from banks	14,005	9,058
Interest-bearing deposits in banks	324	303
Debt securities available for sale, at fair value (including $402 and $270 pledged to creditors, respectively)(2)	25,069	24,007
Debt securities held to maturity (fair value of $8,054 and $9,042 respectively, and including $225 and $110 pledged to creditors, respectively)(2)	9,320	9,834
Loans held for sale, at fair value	749	774
Other loans held for sale	99	208
Loans and leases	149,746	156,662
Less: Allowance for loan and lease losses	(2,080)	(1,983)
Net loans and leases(1)	147,666	154,679
Derivative assets	522	842
Premises and equipment, net	878	844
Bank-owned life insurance	3,275	3,236
Goodwill	8,188	8,173
Other intangible assets(3)	167	197
Other assets(1)	13,613	13,089
TOTAL ASSETS	$225,270	$226,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$38,561	$49,283
Interest-bearing	139,636	131,441
Total deposits	178,197	180,724
Short-term borrowed funds	232	3
Derivative liabilities	2,109	1,909
Long-term borrowed funds(1)	17,354	15,887
Other liabilities(1)	4,500	4,520
TOTAL LIABILITIES	202,392	203,043
Commitments and Contingencies (refer to Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 647,632,105 shares issued and 466,221,795 shares outstanding at September 30, 2023 and 645,220,018 shares issued and 492,282,158 shares outstanding at December 31, 2022	6	6
Additional paid-in capital	22,231	22,142
Retained earnings	9,856	9,159
Treasury stock, at cost, 181,410,310 and 152,937,860 shares at September 30, 2023 and December 31, 2022, respectively	(5,986)	(5,071)
Accumulated other comprehensive income (loss)	(5,243)	(4,560)
TOTAL STOCKHOLDERS’ EQUITY	22,878	23,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,270	$226,733
(1) Includes amounts in consolidated VIEs. See Note 7 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans and leases	$2,166	$1,657	$6,345	$4,075
Interest and fees on loans held for sale	20	18	55	51
Interest and fees on other loans held for sale	8	15	25	47
Investment securities	290	243	823	582
Interest-bearing deposits in banks	111	36	280	53
Total interest income	2,595	1,969	7,528	4,808
INTEREST EXPENSE:
Deposits	898	176	2,171	255
Short-term borrowed funds	8	11	36	21
Long-term borrowed funds	167	117	568	215
Total interest expense	1,073	304	2,775	491
Net interest income	1,522	1,665	4,753	4,317
Provision (benefit) for credit losses	172	123	516	342
Net interest income after provision (benefit) for credit losses	1,350	1,542	4,237	3,975
NONINTEREST INCOME:
Service charges and fees	105	109	306	315
Capital markets fees	67	89	232	270
Card fees	74	71	226	202
Mortgage banking fees	69	66	185	207
Trust and investment services fees	63	61	191	188
Foreign exchange and derivative products	48	42	140	153
Letter of credit and loan fees	43	40	126	118
Securities gains, net	5	—	19	5
Other income	18	34	58	46
Total noninterest income	492	512	1,483	1,504
NONINTEREST EXPENSE:
Salaries and employee benefits	659	639	1,932	1,916
Outside services	160	172	513	530
Equipment and software	191	159	541	478
Occupancy	107	106	367	300
Other operating expense	176	165	542	428
Total noninterest expense	1,293	1,241	3,895	3,652
Income before income tax expense	549	813	1,825	1,827
Income tax expense	119	177	406	407
NET INCOME	$430	$636	$1,419	$1,420
Net income available to common stockholders	$400	$611	$1,332	$1,339
Weighted-average common shares outstanding:
Basic	469,481,085	495,651,083	478,073,507	470,118,265
Diluted	471,183,719	497,477,501	479,733,008	471,958,310
Per common share information:
Basic earnings	$0.85	$1.23	$2.79	$2.85
Diluted earnings	0.85	1.23	2.78	2.84
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Net income	$430	$636	$1,419	$1,420
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($78), ($258), ($193) and ($494), respectively	(248)	(738)	(580)	(1,407)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $37, $12, $105 and $1, respectively	120	34	315	2
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($189), ($305), ($160) and ($933), respectively	(578)	(903)	(490)	(2,759)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $7, $0, $21 and ($1), respectively	23	—	63	(4)
Reclassification of actuarial (gain) loss to net income, net of income taxes of $2, $2, $4 and $1, respectively	3	2	9	10
Total other comprehensive income (loss), net of income taxes	(680)	(1,605)	(683)	(4,158)
Total comprehensive income (loss)	($250)	($969)	$736	($2,738)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2022	2	$2,014	496	$6	$22,100	$8,346	($4,920)	($3,218)	$24,328
Dividends to common stockholders	—	—	—	—	—	(209)	—	—	(209)
Dividends to preferred stockholders	—	—	—	—	—	(25)	—	—	(25)
Share-based compensation plans	—	—	—	—	15	—	—	—	15
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	636	—	—	636
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,605)	(1,605)
Total comprehensive income (loss)	—	—	—	—	—	636	—	(1,605)	(969)
Balance at September 30, 2022	2	$2,014	496	$6	$22,121	$8,748	($4,920)	($4,823)	$23,146
Balance at July 1, 2023	2	$2,014	475	$6	$22,207	$9,655	($5,734)	($4,563)	$23,585
Dividends to common stockholders	—	—	—	—	—	(199)	—	—	(199)
Dividends to preferred stockholders	—	—	—	—	—	(30)	—	—	(30)
Treasury stock purchased	—	—	(9)	—	—	—	(250)	—	(250)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	—	—	17	—	—	—	17
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	430	—	—	430
Other comprehensive income (loss)	—	—	—	—	—	—	—	(680)	(680)
Total comprehensive income (loss)	—	—	—	—	—	430	—	(680)	(250)
Balance at September 30, 2023	2	$2,014	466	$6	$22,231	$9,856	($5,986)	($5,243)	$22,878
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 45

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(569)	—	—	(569)
Dividends to preferred stockholders	—	—	—	—	—	(81)	—	—	(81)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	2	—	61	—	—	—	61
Employee stock purchase plan	—	—	—	—	19	—	—	—	19
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,420	—	—	1,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,158)	(4,158)
Total comprehensive income (loss)	—	—	—	—	—	1,420	—	(4,158)	(2,738)
Balance at September 30, 2022	2	$2,014	496	$6	$22,121	$8,748	($4,920)	($4,823)	$23,146
Balance at January 1, 2023	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends to common stockholders	—	—	—	—	—	(609)	—	—	(609)
Dividends to preferred stockholders	—	—	—	—	—	(87)	—	—	(87)
Treasury stock purchased	—	—	(29)	—	—	—	(906)	—	(906)
Share repurchase excise tax	—	—	—	—	—	—	(9)	—	(9)
Share-based compensation plans	—	—	3	—	68	—	—	—	68
Employee stock purchase plan	—	—	—	—	21	—	—	—	21
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,419	—	—	1,419
Other comprehensive income (loss)	—	—	—	—	—	—	—	(683)	(683)
Total comprehensive income (loss)	—	—	—	—	—	1,419	—	(683)	736
Balance at September 30, 2023	2	$2,014	466	$6	$22,231	$9,856	($5,986)	($5,243)	$22,878
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 46

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
OPERATING ACTIVITIES
Net income	$1,419	$1,420
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	516	342
Net change in loans held for sale, at fair value	25	1,404
Depreciation, amortization and accretion	352	448
Deferred income tax expense (benefit)	(61)	124
Share-based compensation	73	68
Net gain on sales of assets	(19)	(5)
Net (increase) decrease in other assets	(732)	(1,700)
Net increase (decrease) in other liabilities	718	577
Net change due to operating activities	2,291	2,678
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(5,576)	(9,772)
Proceeds from maturities and paydowns of debt securities available for sale	1,481	2,843
Proceeds from sales of debt securities available for sale	2,429	1,057
Proceeds from maturities and paydowns of debt securities held to maturity	597	772
Net (increase) decrease in interest-bearing deposits in banks	(21)	55
Acquisitions, net of cash acquired(1)	—	(235)
Purchases of loans	—	(1,007)
Sales of loans	2,628	1,718
Net (increase) decrease in loans and leases	3,790	(6,937)
Capital expenditures, net	(124)	(141)
Purchase of bank-owned life insurance	—	(100)
Other	(181)	(732)
Net change due to investing activities	5,023	(12,479)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,527)	3,988
Net increase (decrease) in short-term borrowed funds	229	174
Proceeds from issuance of long-term borrowed funds	21,233	11,516
Repayments of long-term borrowed funds	(19,766)	(6,190)
Treasury stock purchased	(906)	(2)
Dividends paid to common stockholders	(609)	(569)
Dividends paid to preferred stockholders	(89)	(90)
Payments of employee tax withholding for share-based compensation	(26)	(24)
Net change due to financing activities	(2,461)	8,803
Net change in cash and cash equivalents(2)	4,853	(998)
Cash and cash equivalents at beginning of period(2)	10,547	9,158
Cash and cash equivalents at end of period(2)	$15,400	$8,160

Non-cash items:
Transfer of loans from portfolio to LHFS	$2,582	$—
Transfer of securities from available for sale to held to maturity	—	8,563
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	—	27,102
Goodwill and other intangible assets	—	996
Fair value of liabilities assumed	—	24,975
Common stock issued	—	3,035
Replacement equity awards	—	19
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
Citizens Financial Group, Inc. | 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements and Notes have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes included in annual financial statements prepared in accordance with GAAP. The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the interim period results presented. These unaudited interim financial statements and notes should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The unaudited interim Consolidated Financial Statements include the accounts of Citizens and its subsidiaries, including VIEs in which Citizens is a primary beneficiary. Investments in VIEs in which the Company does not have the ability to exercise significant influence are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL and the evaluation and measurement of goodwill impairment.
During the third quarter of 2023, the Company’s indirect auto and certain purchased consumer loan portfolios were transferred from Consumer Banking into a new Non-Core segment to reflect the manner in which management is currently assessing performance and allocating resources. Prior period results have been revised to conform to the new segment presentation. See Note 17 for additional information.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2022 Form 10-K. During 2023, the Company adopted new accounting guidance as described below.
Citizens Financial Group, Inc. | 48

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

•The Company adopted the new standard on January 1, 2023 for renewable energy and new markets tax credit investments under the modified retrospective approach.

•Adoption resulted in a cumulative-effect reduction of $26 million, net of taxes, to retained earnings and a corresponding reduction to other assets of $101 million and other liabilities of $75 million, reflecting the elimination of deferred tax liabilities associated with renewable energy investments that qualify for the proportional amortization method of accounting.

•Refer to Note 7 for additional information.

Citizens Financial Group, Inc. | 49

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2023				December 31, 2022
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,025	$—	($251)	$3,774	$3,678	$1	($193)	$3,486
State and political subdivisions	2	—	—	2	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	23,101	1	(2,845)	20,257	21,250	10	(2,198)	19,062
Other/non-agency	279	—	(32)	247	280	—	(29)	251
Total mortgage-backed securities	23,380	1	(2,877)	20,504	21,530	10	(2,227)	19,313
Collateralized loan obligations	797	—	(8)	789	1,248	—	(42)	1,206
Total debt securities available for sale, at fair value	$28,204	$1	($3,136)	$25,069	$26,458	$11	($2,462)	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,810	$—	($1,241)	$7,569	$9,253	$4	($751)	$8,506
Total mortgage-backed securities	8,810	—	(1,241)	7,569	9,253	4	(751)	8,506
Asset-backed securities	510	1	(26)	485	581	—	(45)	536
Total debt securities held to maturity	$9,320	$1	($1,267)	$8,054	$9,834	$4	($796)	$9,042
Equity securities, at cost(2)	$995	$—	$—	$995	$1,058	$—	$—	$1,058
Equity securities, at fair value(2)	163	—	—	163	153	—	—	153
(1) Excludes portfolio level basis adjustments of $17 million for securities designated in active fair value hedge relationships. The basis adjustments represent a reduction to the amortized cost of the securities being hedged.
(2) Included in other assets in the Consolidated Balance Sheets.
Accrued interest receivable on debt securities totaled $127 million and $107 million as of September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 50

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2023. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$2,688	$1,337	$—	$4,025
State and political subdivisions		—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,406	2,431	19,264	23,101
Other/non-agency	—	—	—	279	279
Collateralized loan obligations	—	—	25	772	797
Total debt securities available for sale	—	4,094	3,793	20,317	28,204
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,810	8,810
Asset-backed securities	—	510	—	—	510
Total debt securities held to maturity	—	510	—	8,810	9,320
Total amortized cost of debt securities	$—	$4,604	$3,793	$29,127	$37,524

Fair value:
U.S. Treasury and other	$—	$2,513	$1,261	$—	$3,774
State and political subdivisions	—	—	—	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,313	2,225	16,719	20,257
Other/non-agency	—	—	—	247	247
Collateralized loan obligations	—	—	25	764	789
Total debt securities available for sale	—	3,826	3,511	17,732	25,069
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,569	7,569
Asset-backed securities	—	485	—	—	485
Total debt securities held to maturity	—	485	—	7,569	8,054
Total fair value of debt securities	$—	$4,311	$3,511	$25,301	$33,123
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $290 million and $243 million for the three months ended September 30, 2023 and 2022, respectively, and $823 million and $582 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents realized gains and losses on sale of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Gains	$9	$—	$27	$9
Losses	(4)	—	(8)	(4)
Securities gains, net	$5	$—	$19	$5
The following table presents the amortized cost and fair value of debt securities pledged:

	September 30, 2023		December 31, 2022
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$5,739	$4,945	$3,966	$3,527
Pledged as collateral for FHLB borrowing capacity	243	213	244	217
Pledged against repurchase agreements	250	248	—	—
Citizens Financial Group, Inc. | 51

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of September 30, 2023 or December 31, 2022.
Securitizations of mortgage loans retained in the investment portfolio were $65 million for the three and nine months ended September 30, 2023. Securitizations of mortgage loans retained in the investment portfolio were $59 million and $99 million for the three and nine months ended September 30, 2022, respectively. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2023 and 2022. The debt securities received from the guarantors are classified as AFS.
Impairment
The Company evaluated its existing HTM portfolio as of September 30, 2023 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at September 30, 2023.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$583	($12)	$3,142	($239)	$3,725	($251)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	3,796	(111)	15,897	(2,734)	19,693	(2,845)
Other/non-agency	—	—	247	(32)	247	(32)
Total mortgage-backed securities	3,796	(111)	16,144	(2,766)	19,940	(2,877)
Collateralized loan obligations	32	—	757	(8)	789	(8)
Total	$4,411	($123)	$20,043	($3,013)	$24,454	($3,136)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,356	($193)	$—	$—	$3,356	($193)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	13,353	(1,136)	5,042	(1,062)	18,395	(2,198)
Other/non-agency	80	(8)	171	(21)	251	(29)
Total mortgage-backed securities	13,433	(1,144)	5,213	(1,083)	18,646	(2,227)
Collateralized loan obligations	785	(26)	421	(16)	1,206	(42)
Total	$17,574	($1,363)	$5,634	($1,099)	$23,208	($2,462)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of September 30, 2023. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 52

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	September 30, 2023	December 31, 2022
Commercial and industrial	$46,753	$51,836
Commercial real estate	29,486	28,865
Leases	1,218	1,479
Total commercial	77,457	82,180
Residential mortgages	30,983	29,921
Home equity	14,729	14,043
Automobile	9,290	12,292
Education	12,134	12,808
Other retail	5,153	5,418
Total retail	72,289	74,482
Total loans and leases	$149,746	$156,662
Accrued interest receivable on loans and leases held for investment totaled $887 million and $820 million as of September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $37.1 billion and $38.4 billion at September 30, 2023 and December 31, 2022, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $31.1 billion and $34.8 billion at September 30, 2023 and December 31, 2022, respectively.
In addition to loans pledged as collateral to secure borrowing capacity, the Company has secured borrowing arrangements collateralized by auto loans. See Note 7 for additional information.
Interest income on direct financing and sales-type leases for the three months ended September 30, 2023 and 2022 was $12 million and $13 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, this interest income was $36 million and $34 million, respectively.
The following table presents the composition of LHFS:

	September 30, 2023			December 31, 2022
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$739	$10	$749	$666	$108	$774
Other loans held for sale	—	99	99	—	208	208
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
Citizens Financial Group, Inc. | 53

Effective January 1, 2023, the Company adopted new accounting guidance that eliminates the separate recognition and measurement of TDRs. Upon adoption of this guidance, the ACL for loans previously identified as TDRs is measured at the product level based on post-modification credit attributes and use of an econometric model.
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2022, see Note 6 in the Company’s 2022 Form 10-K. There were no significant changes to the ACL reserve methodology during the nine months ended September 30, 2023.
The following table presents a summary of changes in the ACL for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,157	$887	$2,044	$1,060	$923	$1,983
Charge-offs	(74)	(117)	(191)	(212)	(339)	(551)
Recoveries	4	34	38	14	99	113
Net charge-offs	(70)	(83)	(153)	(198)	(240)	(438)
Provision expense (benefit) for loans and leases	146	43	189	371	164	535
Allowance for loan and lease losses, end of period	1,233	847	2,080	1,233	847	2,080
Allowance for unfunded lending commitments, beginning of period	213	42	255	207	50	257
Provision expense (benefit) for unfunded lending commitments	(21)	4	(17)	(15)	(4)	(19)
Allowance for unfunded lending commitments, end of period	192	46	238	192	46	238
Total allowance for credit losses, end of period	$1,425	$893	$2,318	$1,425	$893	$2,318
During the nine months ended September 30, 2023, net charge-offs of $438 million and a provision for expected credit losses of $516 million resulted in an increase of $78 million to the ACL.
Our ACL as of September 30, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with implied peak unemployment of approximately 6% and peak-to-trough GDP decline of approximately 1.0%. This forecast reflects a mild recession over the two-year reasonable and supportable period.
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
(2) Includes $169 million of initial provision expense related to non-PCD loans and leases acquired from Investors and HSBC for the nine months ended September 30, 2022.
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
Citizens Financial Group, Inc. | 55

The following table presents the amortized cost basis of commercial loans and leases by vintage date and regulatory classification rating as of September 30, 2023, and gross charge-offs by vintage date for the nine months ended September 30, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$2,539	$6,979	$5,557	$1,459	$1,244	$2,217	$22,929	$52	$42,976
Special Mention	6	172	448	81	72	214	552	—	1,545
Substandard	—	285	320	207	112	314	742	10	1,990
Doubtful	—	26	41	9	4	102	56	4	242
Total commercial and industrial	2,545	7,462	6,366	1,756	1,432	2,847	24,279	66	46,753
Gross charge-offs	—	1	32	4	1	24	35	—	97
Commercial real estate
Pass	1,366	5,516	6,193	2,823	2,300	4,334	1,833	9	24,374
Special Mention	—	640	528	158	500	235	84	—	2,145
Substandard	—	244	157	540	468	947	141	—	2,497
Doubtful	—	92	2	9	147	217	3	—	470
Total commercial real estate	1,366	6,492	6,880	3,530	3,415	5,733	2,061	9	29,486
Gross charge-offs	—	—	—	51	11	53	—	—	115
Leases
Pass	67	182	295	202	69	323	—	—	1,138
Special Mention	—	28	1	1	2	—	—	—	32
Substandard	3	15	13	6	5	3	—	—	45
Doubtful	—	—	3	—	—	—	—	—	3
Total leases	70	225	312	209	76	326	—	—	1,218
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial
Pass	3,972	12,677	12,045	4,484	3,613	6,874	24,762	61	68,488
Special Mention	6	840	977	240	574	449	636	—	3,722
Substandard	3	544	490	753	585	1,264	883	10	4,532
Doubtful	—	118	46	18	151	319	59	4	715
Total commercial	$3,981	$14,179	$13,558	$5,495	$4,923	$8,906	$26,340	$75	$77,457
Gross charge-offs	$—	$1	$32	$55	$12	$77	$35	$—	$212

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
Citizens Financial Group, Inc. | 57

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of September 30, 2023, and gross charge-offs by vintage date for the nine months ended September 30, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$620	$2,988	$5,167	$3,115	$1,141	$3,233	$—	$—	$16,264
740-799	987	1,990	2,645	1,487	618	1,699	—	—	9,426
680-739	272	652	771	458	277	855	—	—	3,285
620-679	44	133	164	96	108	459	—	—	1,004
<620	4	38	103	94	166	578	—	—	983
No FICO available(1)	—	—	2	1	3	15	—	—	21
Total residential mortgages	1,927	5,801	8,852	5,251	2,313	6,839	—	—	30,983
Gross charge-offs	—	—	—	—	1	2	—	—	3
Home equity
800+	—	4	4	2	5	95	5,084	236	5,430
740-799	—	2	2	1	4	89	4,539	249	4,886
680-739	—	—	1	2	4	98	2,569	207	2,881
620-679	—	1	1	2	9	83	688	134	918
<620	—	1	1	2	10	85	303	212	614
Total home equity	—	8	9	9	32	450	13,183	1,038	14,729
Gross charge-offs	—	—	—	—	—	2	6	—	8
Automobile
800+	85	573	1,165	421	198	68	—	—	2,510
740-799	146	740	1,164	433	203	74	—	—	2,760
680-739	163	647	808	295	145	57	—	—	2,115
620-679	107	362	389	130	78	37	—	—	1,103
<620	40	232	302	110	76	42	—	—	802
Total automobile	541	2,554	3,828	1,389	700	278	—	—	9,290
Gross charge-offs	—	24	31	11	9	7	—	—	82
Education
800+	254	674	1,670	1,460	625	1,247	—	—	5,930
740-799	304	717	1,108	908	389	717	—	—	4,143
680-739	123	308	350	282	137	314	—	—	1,514
620-679	21	64	68	57	34	111	—	—	355
<620	3	16	24	24	15	55	—	—	137
No FICO available(1)	18	—	—	—	—	37	—	—	55
Total education	723	1,779	3,220	2,731	1,200	2,481	—	—	12,134
Gross charge-offs	—	3	12	16	10	35	—	—	76
Other retail
800+	125	116	49	45	22	24	500	—	881
740-799	169	131	59	60	29	25	998	1	1,472
680-739	146	101	50	50	25	15	1,020	2	1,409
620-679	82	61	29	25	8	5	441	2	653
<620	15	38	20	16	5	3	246	3	346
No FICO available(1)	20	3	—	2	—	—	367	—	392
Total other retail	557	450	207	198	89	72	3,572	8	5,153
Gross charge-offs	36	22	7	6	8	7	84	—	170
Total retail
800+	1,084	4,355	8,055	5,043	1,991	4,667	5,584	236	31,015
740-799	1,606	3,580	4,978	2,889	1,243	2,604	5,537	250	22,687
680-739	704	1,708	1,980	1,087	588	1,339	3,589	209	11,204
620-679	254	621	651	310	237	695	1,129	136	4,033
<620	62	325	450	246	272	763	549	215	2,882
No FICO available(1)	38	3	2	3	3	52	367	—	468
Total retail	$3,748	$10,592	$16,116	$9,578	$4,334	$10,120	$16,755	$1,046	$72,289
Gross charge-offs	$36	$49	$50	$33	$28	$53	$90	$—	$339
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 58

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,132	$4,943	$3,143	$1,180	$363	$3,081	$—	$—	$14,842
740-799	2,376	2,991	1,660	638	257	1,635	—	—	9,557
680-739	769	899	502	308	149	851	—	—	3,478
620-679	125	168	135	138	99	422	—	—	1,087
<620	17	68	77	165	147	455	—	—	929
No FICO available(1)	2	2	2	3	2	17	—	—	28
Total residential mortgages	5,421	9,071	5,519	2,432	1,017	6,461	—	—	29,921
Home equity
800+	4	5	2	5	6	110	4,958	267	5,357
740-799	2	2	1	4	6	97	4,350	274	4,736
680-739	1	1	1	6	11	114	2,296	234	2,664
620-679	—	1	2	9	16	93	558	143	822
<620	—	—	2	12	18	82	178	172	464
Total home equity	7	9	8	36	57	496	12,340	1,090	14,043
Automobile
800+	650	1,453	584	324	120	54	—	—	3,185
740-799	962	1,606	649	343	134	56	—	—	3,750
680-739	920	1,187	460	254	102	44	—	—	2,967
620-679	554	586	205	133	62	28	—	—	1,568
<620	188	309	130	106	56	31	—	—	820
No FICO available(1)	2	—	—	—	—	—	—	—	2
Total automobile	3,276	5,141	2,028	1,160	474	213	—	—	12,292
Education
800+	548	1,720	1,567	694	410	1,068	—	—	6,007
740-799	735	1,351	1,126	486	267	609	—	—	4,574
680-739	363	423	356	170	103	288	—	—	1,703
620-679	54	76	62	38	29	102	—	—	361
<620	6	16	20	12	11	50	—	—	115
No FICO available(1)	6	—	—	—	—	42	—	—	48
Total education	1,712	3,586	3,131	1,400	820	2,159	—	—	12,808
Other retail
800+	182	105	93	48	25	27	491	—	971
740-799	230	134	121	68	31	25	974	1	1,584
680-739	175	109	103	52	21	14	993	4	1,471
620-679	108	65	52	18	8	4	435	4	694
<620	35	30	25	9	4	2	190	6	301
No FICO available(1)	12	1	3	—	—	—	380	1	397
Total other retail	742	444	397	195	89	72	3,463	16	5,418
Total retail
800+	3,516	8,226	5,389	2,251	924	4,340	5,449	267	30,362
740-799	4,305	6,084	3,557	1,539	695	2,422	5,324	275	24,201
680-739	2,228	2,619	1,422	790	386	1,311	3,289	238	12,283
620-679	841	896	456	336	214	649	993	147	4,532
<620	246	423	254	304	236	620	368	178	2,629
No FICO available(1)	22	3	5	3	2	59	380	1	475
Total retail	$11,158	$18,251	$11,083	$5,223	$2,457	$9,401	$15,803	$1,106	$74,482
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 59

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$46,475	$23	$9	$4	$242	$46,753	$43
Commercial real estate	28,896	75	42	3	470	29,486	48
Leases	1,215	—	—	—	3	1,218	—
Total commercial	76,586	98	51	7	715	77,457	91
Residential mortgages(1)	30,416	110	50	217	190	30,983	149
Home equity	14,351	82	28	—	268	14,729	179
Automobile	9,031	147	50	—	62	9,290	7
Education	12,035	47	26	3	23	12,134	2
Other retail	5,014	49	31	21	38	5,153	—
Total retail	70,847	435	185	241	581	72,289	337
Total	$147,433	$533	$236	$248	$1,296	$149,746	$428

	December 31, 2022
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$51,389	$152	$25	$21	$249	$51,836	$64
Commercial real estate	28,665	51	45	1	103	28,865	7
Leases	1,475	4	—	—	—	1,479	—
Total commercial	81,529	207	70	22	352	82,180	71
Residential mortgages(1)	29,228	95	45	319	234	29,921	187
Home equity	13,719	64	19	—	241	14,043	185
Automobile	12,039	152	45	—	56	12,292	9
Education	12,718	36	17	4	33	12,808	3
Other retail	5,294	44	30	22	28	5,418	1
Total retail	72,998	391	156	345	592	74,482	385
Total	$154,527	$598	$226	$367	$944	$156,662	$456
(1) 90+ days past due and accruing includes $216 million and $316 million of loans fully or partially guaranteed by the FHA, VA, and USDA at September 30, 2023 and December 31, 2022, respectively.
Interest income is generally not recognized for loans and leases that are on nonaccrual status. The Company reverses accrued interest receivable with a charge to interest income upon classifying a loan or lease as nonaccrual.
At September 30, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $542 million and $561 million, respectively. At September 30, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $293 million and $21 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $321 million and $250 million as of September 30, 2023 and December 31, 2022, respectively.
Citizens Financial Group, Inc. | 60

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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$148	$47	$—	$—	$1	$196	0.42%
Commercial real estate	—	131	—	—	37	1	169	0.57
Total commercial	—	279	47	—	37	2	365	0.47
Residential mortgages	2	25	—	—	6	—	33	0.11
Home equity	1	1	—	—	1	—	3	0.02
Automobile	—	—	—	—	—	—	—	—
Education	3	—	1	—	—	—	4	0.03
Other retail	3	—	—	—	—	—	3	0.06
Total retail	9	26	1	—	7	—	43	0.06
Total(2)	$9	$305	$48	$—	$44	$2	$408	0.27%
Citizens Financial Group, Inc. | 61

	Nine Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$263	$78	$—	$1	$2	$344	0.74%
Commercial real estate	—	454	—	—	37	1	492	1.67
Total commercial	—	717	78	—	38	3	836	1.08
Residential mortgages	6	59	—	—	16	—	81	0.26
Home equity	1	4	—	—	5	—	10	0.07
Automobile	—	—	—	—	—	—	—	—
Education	7	—	2	—	—	—	9	0.07
Other retail	8	—	—	—	—	—	8	0.16
Total retail	22	63	2	—	21	—	108	0.15
Total(2)	$22	$780	$80	$—	$59	$3	$944	0.63%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
(2) Excludes borrowers that had their debt discharged by means of a Chapter 7 bankruptcy filing.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023, disaggregated by class of financing receivable.

	Three Months Ended September 30, 2023
	Weighted-Average Interest Rate Reduction(1)(5)	Weighted-Average Term Extension (in Months)(2)(5)	Weighted-Average Payment Deferral(3)(5)	Amount of Principal Forgiven(4)
Commercial and industrial	2.32%	17	$427,833	$—
Commercial real estate	1.25	7	77,482	—
Residential mortgages	0.98	47	—	—
Home equity	2.51	133	—	—
Automobile	—	—	—	—
Education	4.95	—	4,972	—
Other retail	18.86	—	—	1

	Nine Months Ended September 30, 2023
	Weighted-Average Interest Rate Reduction(1)(5)	Weighted-Average Term Extension (in Months)(2)(5)	Weighted-Average Payment Deferral(3)(5)	Amount of Principal Forgiven(4)
Commercial and industrial	2.95%	14	$562,909	$—
Commercial real estate	1.25	8	47,172	—
Residential mortgages	1.55	48	—	—
Home equity	2.24	127	2,343	—
Automobile	3.47	20	1,253	—
Education	4.97	—	4,171	—
Other retail	18.45	—	—	4
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
Citizens Financial Group, Inc. | 62

The following table presents an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	September 30, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$262	$—	$—	$—	$82	$344
Commercial real estate	262	55	—	—	175	492
Total commercial	524	55	—	—	257	836
Residential mortgages	52	—	5	13	11	81
Home equity	3	—	—	—	7	10
Automobile	—	—	—	—	—	—
Education	8	—	—	—	1	9
Other retail	6	1	—	—	1	8
Total retail	69	1	5	13	20	108
Total	$593	$56	$5	$13	$277	$944
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 that subsequently defaulted during the three and nine months ended September 30, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs at the time of default. A loan is considered to be in default if, subsequent to modification, it becomes 90 or more days past due or is placed on nonaccrual status.

	Three Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	41	—	—	41
Total commercial	—	41	—	—	41
Residential mortgages	1	6	—	5	12
Home equity	—	1	—	2	3
Automobile	—	—	—	—	—
Education	—	—	1	—	1
Other retail	—	—	—	—	—
Total retail	1	7	1	7	16
Total	$1	$48	$1	$7	$57

	Nine Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$3	$—	$—	$3
Commercial real estate	—	67	—	—	67
Total commercial	—	70	—	—	70
Residential mortgages	1	6	—	5	12
Home equity	—	1	—	2	3
Automobile	—	—	—	—	—
Education	—	—	1	—	1
Other retail	—	—	—	—	—
Total retail	1	7	1	7	16
Total	$1	$77	$1	$7	$86
Unfunded commitments related to loans modified during the nine months ended September 30, 2023 were $146 million at September 30, 2023.
Citizens Financial Group, Inc. | 63

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The following tables summarize loans modified during the three and nine months ended September 30, 2022. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

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
Modified TDRs resulted in charge-offs of $2 million for the nine months ended September 30, 2022. Unfunded commitments related to TDRs were $81 million at December 31, 2022.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2022
Commercial TDRs	$—	$—
Retail TDRs(1)	28	224
Total	$28	$224
(1) Includes $18 million and $174 million of loans fully or partially government guaranteed by the FHA, VA, and USDA for the three and nine months ended September 30, 2022, respectively.
Citizens Financial Group, Inc. | 64

Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2023 and December 31, 2022, there were no material concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Cash proceeds from residential mortgage loans sold with servicing retained	$3,270	$3,518	$7,358	$14,676
Repurchased residential mortgages(1)	—	—	—	87
Gain on sales(2)	19	21	60	74
Contractually specified servicing, late and other ancillary fees(2)	76	75	230	213
(1) Includes government insured or guaranteed loans repurchased through the exercise of the Company’s removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $97.6 billion and $96.7 billion at September 30, 2023 and December 31, 2022, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Fair value as of beginning of the period	$1,524	$1,411	$1,530	$1,029
Amounts capitalized	47	70	104	244
Servicing rights acquired	—	—	—	16
Changes in unpaid principal balance during the period(1)	(42)	(31)	(124)	(102)
Changes in fair value during the period(2)	91	74	110	337
Fair value at end of the period	$1,620	$1,524	$1,620	$1,524
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
Citizens Financial Group, Inc. | 65

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

(dollars in millions)	September 30, 2023	December 31, 2022
Fair value	$1,620	$1,530
Weighted average life (years)	9.1	9.1
Weighted average constant prepayment rate	6.4%	6.8%
Decline in fair value from 10% adverse change	$35	$34
Decline in fair value from 20% adverse change	$67	$66
Weighted average option adjusted spread	630 bps	629 bps
Decline in fair value from 10% adverse change	$44	$43
Decline in fair value from 20% adverse change	$89	$86
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
Other Serviced Loans
From time to time, Citizens engages in other servicing relationships. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	September 30, 2023	December 31, 2022
Education	$517	$602
Commercial and industrial(1)	94	91
(1) Represents the government guaranteed portion of SBA loans sold to outside investors
NOTE 6 - GOODWILL
Goodwill is the purchase premium associated with the acquisition of a business and is assigned to the Company’s reporting units at the acquisition date. A reporting unit is a business operating segment or a component of a business operating segment. The Company has identified and assigned goodwill to two reporting units, Consumer Banking and Commercial Banking, based upon reviews of the structure of the Company’s executive team and supporting functions, resource allocations and financial reporting processes. Goodwill no longer retains its association with a particular acquisition once assigned to a reporting unit, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
Goodwill is subject to an annual impairment test and not amortized. Goodwill is reviewed for impairment annually as of October 31st and in interim periods when events or changes indicate the carrying value of one or more reporting units may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of each reporting unit is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, a quantitative assessment of goodwill must be performed.
The Company may elect to bypass the qualitative assessment and perform a quantitative assessment, which is used to identify potential impairment and involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value inclusive of goodwill, applicable goodwill is deemed not to be impaired. If the carrying value of the reporting unit inclusive of goodwill exceeds fair value, an impairment loss is recognized for the excess, establishing a new basis in the goodwill, and cannot exceed the amount of goodwill assigned to the reporting unit. Subsequent reversal of goodwill impairment losses is not permitted.
Citizens Financial Group, Inc. | 66

The fair value of the Company’s reporting units is determined using a combination of income and market-based approaches. The Company relies on several assumptions to estimate the fair value of its reporting units under the income-based approach including discount rate, projected loan losses, income tax and capital retention rates.
In response to stress in the banking sector and associated market conditions, the Company performed a quantitative goodwill impairment assessment in the third quarter of 2023. Based on this quantitative assessment, the Company concluded that the estimated fair value of the Consumer Banking and Commercial Banking reporting units exceeded their carrying value. Therefore, the Company determined that there was no impairment to the carrying value of its goodwill as of September 30, 2023.
Changes in the carrying value of goodwill for the nine months ended September 30, 2023 are presented below.

(dollars in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2022	$2,673	$5,500	$8,173
Business acquisitions	5	10	15
Balance at September 30, 2023	$2,678	$5,510	$8,188
Accumulated impairment losses related to the Consumer Banking and Commercial Banking reporting units totaled $5.9 billion and $50 million, respectively, at September 30, 2023 and December 31, 2022. No impairment was recorded for the three and nine months ended September 30, 2023 and 2022.
For additional information on goodwill see Note 10 and Note 26 in the Company’s 2022 Form 10-K.
NOTE 7 - VARIABLE INTEREST ENTITIES
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
Citizens Financial Group, Inc. | 67

Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	September 30, 2023
Assets:
Cash and due from banks	$196
Net loans and leases	3,647
Other assets	15
Total assets	$3,858
Liabilities:
Long-term borrowed funds	$3,245
Other liabilities	10
Total liabilities	$3,255
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
A summary of these investments is presented below:

(dollars in millions)	September 30, 2023	December 31, 2022
Lending to special purpose entities included in loans and leases	$4,860	$4,578
LIHTC investments included in other assets	2,395	2,230
LIHTC unfunded commitments included in other liabilities	1,045	1,046
Asset-backed investments included in HTM securities	510	581
Renewable energy investments included in other assets	243	374
NMTC investments included in other assets	3	4
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of September 30, 2023 and December 31, 2022, the lending facilities had undrawn commitments to extend credit of $2.8 billion and $2.4 billion, respectively. For more information on commitments to extend credit see Note 12.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s LIHTC investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
Citizens Financial Group, Inc. | 68

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
Contingent commitments related to the Company’s renewable energy investments were $7 million at September 30, 2023, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
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
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Tax credits recognized	$76	$59	$250	$180
Other tax benefits recognized	17	15	55	46
Amortization	(71)	(61)	(237)	(190)
Net benefit (expense) included in income tax expense	22	13	68	36
Other income	1	—	4	—
Allocated income (loss) on investments	(1)	—	(7)	—
Net benefit (expense) included in noninterest income	—	—	(3)	—
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$22	$13	$65	$36
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2023, this includes LIHTC, renewable energy and NMTC investments, and for 2022, includes LIHTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ended September 30, 2023 and 2022.
NOTE 8 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $232 million and $3 million as of September 30, 2023 and December 31, 2022, respectively.
Citizens Financial Group, Inc. | 69

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	September 30, 2023	December 31, 2022
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$90	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	498	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	746	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	61
2.638% fixed-rate subordinated debt, due September 2032	561	556
5.641% fixed-rate reset subordinated debt, due May 2037	398	397
CBNA’s Global Note Program:
3.700% senior unsecured notes, due March 2023(1)	—	497
5.676% floating-rate senior unsecured notes, due March 2023(1)(2)	—	250
2.250% senior unsecured notes, due April 2025	748	748
4.119% fixed/floating-rate senior unsecured notes, due May 2025	649	648
6.064% fixed/floating-rate senior unsecured notes, due October 2025	599	598
5.284% fixed/floating-rate senior unsecured notes, due January 2026	449	—
3.750% senior unsecured notes, due February 2026	473	475
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	797
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 5.594% weighted average rate, due through 2041(3)	7,036	8,519
Secured borrowings, 5.955% weighted average rate, due through 2030(3)(4)	3,245	—
Other	16	19
Total long-term borrowed funds	$17,354	$15,887
(1) Notes were redeemed on February 27, 2023.
(2) Rate disclosed reflects the floating rate as of September 30, 2023, or final floating rate as applicable.
(3) Rate disclosed reflects the weighted average rate as of September 30, 2023.
(4) Collateralized by auto loans. See Note 7 for additional information.
At September 30, 2023, the Company’s long-term borrowed funds includes principal balances of $17.5 billion, unamortized debt issuance costs and discounts of $77 million, and hedging basis adjustments of ($26) million. At December 31, 2022, the Company’s long-term borrowed funds includes principal balances of $16.0 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($27) million. See Note 9 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $13.0 billion and $15.7 billion at September 30, 2023 and December 31, 2022, respectively. The Company’s available FHLB borrowing capacity was $12.7 billion and $11.5 billion at September 30, 2023 and December 31, 2022, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2023, the Company’s unused secured borrowing capacity was approximately $61.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 70

The following table presents a summary of maturities for the Company’s long-term borrowed funds at September 30, 2023:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2023	$—	$1	$1
2024	107	892	999
2025	469	9,020	9,489
2026	498	2,133	2,631
2027	—	2	2
2028 and thereafter	2,267	1,965	4,232
Total	$3,341	$14,013	$17,354
NOTE 9 - DERIVATIVES
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	September 30, 2023			December 31, 2022
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$89,502	$179	$57	$42,250	$16	$53
Derivatives not designated as hedging instruments:
Interest rate contracts	200,389	260	1,785	174,384	331	1,579
Foreign exchange contracts	30,168	530	432	29,475	527	519
Commodities contracts	1,273	707	666	1,103	953	942
TBA contracts	3,561	17	5	2,370	7	14
Other contracts	887	5	3	913	5	4
Total derivatives not designated as hedging instruments	236,278	1,519	2,891	208,245	1,823	3,058
Total gross derivatives	325,780	1,698	2,948	250,495	1,839	3,111
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(609)	(609)		(623)	(623)
Less: Cash collateral applied(1)		(567)	(230)		(374)	(579)
Total net derivatives presented in the Consolidated Balance Sheets		$522	$2,109		$842	$1,909
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions, as well as collateral paid and received.
Citizens Financial Group, Inc. | 71

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
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. During 2023, the Company entered into fair value hedges to manage interest rate risk within the AFS securities portfolio.
The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging long-term borrowed funds	($1)	($19)	$—	($71)	Interest expense - long-term borrowed funds
Hedged long-term borrowed funds attributable to the risk being hedged	1	19	—	70	Interest expense - long-term borrowed funds
Interest rate swaps hedging LHFS	—	18	—	15	Interest and fees on other loans held for sale
Hedged loans held for sale attributable to the risk being hedged	—	(19)	—	(15)	Interest and fees on other loans held for sale
Interest rate swaps hedging debt securities available for sale	16	—	28	29	Interest income - investment securities
Hedged debt securities available for sale attributable to the risk being hedged	(16)	—	(28)	(29)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	September 30, 2023		December 31, 2022
	Debt securities available for sale	Long-term borrowed funds	Debt securities available for sale	Long-term borrowed funds
Carrying amount of hedged assets	$445	$—	$—	$—
Carrying amount of hedged liabilities	—	473	—	972
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(17)	(26)	—	(27)
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI to current period earnings (net interest income) in the same period that the hedged item affects earnings.
Citizens Financial Group, Inc. | 72

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
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	($326)	($996)	($773)	($1,901)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(156)	(48)	(420)	1
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	(1)	2	—	(4)
Using the interest rate curve at September 30, 2023 with respect to cash flow hedge strategies, the Company estimates that approximately $904 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $462 million related to terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2023.
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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2023	2022	2023	2022
Economic hedge type:
Customer interest rate contracts	($448)	($840)	($1,028)	($2,015)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	460	852	1,068	2,073	Foreign exchange and derivative products
Customer foreign exchange contracts	(77)	(174)	(72)	(297)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	141	271	121	520	Foreign exchange and derivative products
Customer commodity contracts	168	(71)	(401)	1,453	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(158)	77	430	(1,436)	Foreign exchange and derivative products
Residential loan commitments	(21)	(66)	(39)	(289)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage LHFS, at fair value	30	105	45	502	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(76)	(68)	(91)	(310)	Mortgage banking fees
Total	$19	$86	$33	$201
Citizens Financial Group, Inc. | 73

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at July 1, 2022	($862)	($2,016)	($340)	($3,218)
Other comprehensive income (loss) before reclassifications	(738)	(903)	—	(1,641)
Amounts reclassified to the Consolidated Statements of Operations	34	—	2	36
Net other comprehensive income (loss)	(704)	(903)	2	(1,605)
Balance at September 30, 2022	($1,566)	($2,919)	($338)	($4,823)
Balance at July 1, 2023	($1,553)	($2,643)	($367)	($4,563)
Other comprehensive income (loss) before reclassifications	(248)	(578)	—	(826)
Amounts reclassified to the Consolidated Statements of Operations	120	23	3	146
Net other comprehensive income (loss)	(128)	(555)	3	(680)
Balance at September 30, 2023	($1,681)	($3,198)	($364)	($5,243)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense

	As of and for the Nine Months Ended September 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(1,407)	(2,759)	—	(4,166)
Amounts reclassified to the Consolidated Statements of Operations	2	(4)	10	8
Net other comprehensive income (loss)	(1,405)	(2,763)	10	(4,158)
Balance at September 30, 2022	($1,566)	($2,919)	($338)	($4,823)
Balance at January 1, 2023	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	(580)	(490)	—	(1,070)
Amounts reclassified to the Consolidated Statements of Operations	315	63	9	387
Net other comprehensive income (loss)	(265)	(427)	9	(683)
Balance at September 30, 2023	($1,681)	($3,198)	($364)	($5,243)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net	Other operating expense
Citizens Financial Group, Inc. | 74

NOTE 11 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2023			December 31, 2022
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2022 Form 10-K.
Dividends
The following tables summarize the Company’s dividend activity for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$199	$199	$0.42	$209	$209
Preferred stock
Series B	$21.81	$7	$9	$—	$—	$9
Series C	15.93	4	4	15.93	5	5
Series D	15.88	4	4	15.88	5	5
Series E	12.50	6	6	12.50	6	6
Series F	14.13	6	6	14.13	6	6
Series G	10.00	3	3	10.00	3	3
Total preferred stock		$30	$32		$25	$34

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.26	$609	$609	$1.20	$569	$569
Preferred stock
Series B	$51.81	$16	$18	$30.00	$9	$18
Series C	47.81	14	14	47.81	15	15
Series D	47.63	14	14	47.63	14	14
Series E	37.50	17	17	37.50	17	17
Series F	42.38	17	17	42.38	17	17
Series G	30.00	9	9	30.00	9	9
Total preferred stock		$87	$89		$81	$90
Treasury Stock
During the nine months ended September 30, 2023, the Company repurchased $906 million, or 28,472,450 shares, of its outstanding common stock, which are held in treasury stock.
Citizens Financial Group, Inc. | 75

NOTE 12 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2022 Form 10-K.

(dollars in millions)	September 30, 2023	December 31, 2022
Commitments to extend credit	$94,432	$96,076
Letters of credit	2,036	2,119
Loans sold with recourse	95	92
Marketing rights	18	23
Risk participation agreements	1	4
Total	$96,582	$98,314
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At September 30, 2023, the remaining terms on these RPAs ranged from less than one year to seven years.
Citizens Financial Group, Inc. | 76

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	September 30, 2023			December 31, 2022
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$739	$734	$5	$666	$656	$10
Commercial and industrial, and commercial real estate loans held for sale, at fair value	10	12	(2)	108	127	(19)
For more information on the election of the fair value option for these assets see Note 20 in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 77

Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure recurring fair value see Note 20 in the Company’s 2022 Form 10-K.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at September 30, 2023:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$20,504	$—	$20,504	$—
Collateralized loan obligations	789	—	789	—
State and political subdivisions	2	—	2	—
U.S. Treasury and other	3,774	3,774	—	—
Total debt securities available for sale	25,069	3,774	21,295	—
Loans held for sale, at fair value:
Residential loans held for sale	739	—	739	—
Commercial loans held for sale	10	—	10	—
Total loans held for sale, at fair value	749	—	749	—
Mortgage servicing rights	1,620	—	—	1,620
Derivative assets:
Interest rate contracts	439	—	439	—
Foreign exchange contracts	530	—	530	—
Commodities contracts	707	—	707	—
TBA contracts	17	—	17	—
Other contracts	5	—	—	5
Total derivative assets	1,698	—	1,693	5
Equity securities, at fair value(1)	106	106	—	—
Total assets	$29,242	$3,880	$23,737	$1,625
Derivative liabilities:
Interest rate contracts	$1,842	$—	$1,842	$—
Foreign exchange contracts	432	—	432	—
Commodities contracts	666	—	666	—
TBA contracts	5	—	5	—
Other contracts	3	—	1	2
Total derivative liabilities	2,948	—	2,946	2
Total liabilities	$2,948	$—	$2,946	$2
(1) Excludes investments of $57 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $24 million at September 30, 2023, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 78

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
Citizens Financial Group, Inc. | 79

The following tables present a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,524	$6	$1,530	$1
Issuances	47	17	104	52
Settlements(2)	(42)	1	(124)	(11)
Changes in fair value during the period recognized in earnings(3)	91	(21)	110	(39)
Ending balance	$1,620	$3	$1,620	$3

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,411	$11	$1,029	$38
Issuances	70	20	244	84
Acquisitions(1)	—	—	16	—
Settlements(2)	(31)	2	(102)	134
Changes in fair value during the period recognized in earnings(3)	74	(66)	337	(289)
Ending balance	$1,524	($33)	$1,524	($33)
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

As of September 30, 2023
	Valuation Technique	Unobservable Input	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.81-14.26% CPR (6.40% CPR)
		Option adjusted spread	398-1,058 bps (630 bps)
Other derivative contracts	Internal Model	Pull through rate	17.14-99.70% (82.27%)
		MSR value	4.25-153.04 bps (96.79 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure nonrecurring fair value see Note 20 in the Company’s 2022 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Collateral-dependent loans	($40)	$—	($108)	($3)

Citizens Financial Group, Inc. | 80

The following table presents assets measured at fair value on a nonrecurring basis:

	September 30, 2023				December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$835	$—	$835	$—	$582	$—	$582	$—
Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the unaudited interim Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,320	$8,054	$—	$—	$8,810	$7,569	$510	$485
Other loans held for sale	99	99	—	—	—	—	99	99
Net loans and leases	147,666	141,041	—	—	835	835	146,831	140,206
Other assets	995	995	—	—	977	977	18	18
Financial liabilities:
Deposits	178,197	178,077	—	—	178,197	178,077	—	—
Short-term borrowed funds	232	232	—	—	232	232	—	—
Long-term borrowed funds	17,354	16,656	—	—	17,354	16,656	—	—

	December 31, 2022
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,834	$9,042	$—	$—	$9,253	$8,506	$581	$536
Other loans held for sale	208	208	—	—	—	—	208	208
Net loans and leases	154,679	151,601	—	—	582	582	154,097	151,019
Other assets	1,058	1,058	—	—	1,038	1,038	20	20
Financial liabilities:
Deposits	180,724	180,566	—	—	180,724	180,566	—	—
Short-term borrowed funds	3	3	—	—	3	3	—	—
Long-term borrowed funds	15,887	15,469	—	—	15,887	15,469	—	—
NOTE 14 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$73	$31	$—	$1	$105
Card fees	62	12	—	—	74
Capital markets fees	—	64	—	—	64
Trust and investment services fees	62	1	—	—	63
Other banking fees	1	3	—	—	4
Total revenue from contracts with customers	$198	$111	$—	$1	$310
Total revenue from other sources(1)	80	69	—	33	182
Total noninterest income	$278	$180	$—	$34	$492
Citizens Financial Group, Inc. | 81

	Three Months Ended September 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$74	$33	$—	$1	$108
Card fees	59	11	—	—	70
Capital markets fees	—	76	—	—	76
Trust and investment services fees	61	—	—	—	61
Other banking fees	—	7	—	—	7
Total revenue from contracts with customers	$194	$127	$—	$1	$322
Total revenue from other sources(1)	76	86	—	28	190
Total noninterest income	$270	$213	$—	$29	$512

	Nine Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$206	$98	$—	$1	$305
Card fees	188	35	—	—	223
Capital markets fees	—	211	—	—	211
Trust and investment services fees	190	1	—	—	191
Other banking fees	2	10	—	—	12
Total revenue from contracts with customers	$586	$355	$—	$1	$942
Total revenue from other sources(1)	216	233	—	92	541
Total noninterest income	$802	$588	$—	$93	$1,483

	Nine Months Ended September 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$217	$94	$—	$3	$314
Card fees	169	31	—	—	200
Capital markets fees	—	244	—	—	244
Trust and investment services fees	188	—	—	—	188
Other banking fees	—	14	—	1	15
Total revenue from contracts with customers	$574	$383	$—	$4	$961
Total revenue from other sources(1)	233	264	—	46	543
Total noninterest income	$807	$647	$—	$50	$1,504
(1) Includes bank-owned life insurance income of $24 million and $22 million for the three months ended September 30, 2023 and 2022, respectively, and $70 million and $64 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company recognized trailing commissions of $4 million for the three months ended September 30, 2023 and 2022, and $11 million and $12 million, respectively, for the nine months ended September 30, 2023 and 2022 related to ongoing commissions from previous investment sales.
NOTE 15 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Marketing	$48	$54	$142	$119
Deposit insurance	42	28	121	74
Other	86	83	279	235
Other operating expense	$176	$165	$542	$428
Citizens Financial Group, Inc. | 82

NOTE 16 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2023	2022	2023	2022
Numerator (basic and diluted):
Net income	$430	$636	$1,419	$1,420
Less: Preferred stock dividends	30	25	87	81
Net income available to common stockholders	$400	$611	$1,332	$1,339
Denominator:
Weighted-average common shares outstanding - basic	469,481,085	495,651,083	478,073,507	470,118,265
Dilutive common shares: share-based awards	1,702,634	1,826,418	1,659,501	1,840,045
Weighted-average common shares outstanding - diluted	471,183,719	497,477,501	479,733,008	471,958,310
Earnings per common share:
Basic	$0.85	$1.23	$2.79	$2.85
Diluted(1)	0.85	1.23	2.78	2.84
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 2,566,762 and 2,310,242 for the three months ended September 30, 2023 and 2022, respectively, and 2,391,244 and 903,782 for the nine months ended September 30, 2023 and 2022, respectively.
NOTE 17 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s three business operating segments are Consumer Banking, Commercial Banking, and Non-Core. The business segments are determined based on the products and services provided, or the type of customer served. Each segment has a segment head who reports directly to the Chief Executive Officer, who has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or our organizational structure changes.
See Note 1 for a description of segment changes made during the third quarter of 2023. Prior period results have been revised to conform to the new segment presentation. For more information on the Company’s business operating segments, as well as Other non-segment operations, see Note 26 in the Company’s 2022 Form 10-K.

	Three Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,067	$560	($41)	($64)	$1,522
Noninterest income	278	180	—	34	492
Total revenue	1,345	740	(41)	(30)	2,014
Noninterest expense	905	325	30	33	1,293
Profit (loss) before provision (benefit) for credit losses	440	415	(71)	(63)	721
Provision (benefit) for credit losses	67	67	20	18	172
Income (loss) before income tax expense (benefit)	373	348	(91)	(81)	549
Income tax expense (benefit)	97	88	(24)	(42)	119
Net income (loss)	$276	$260	($67)	($39)	$430
Total average assets	$72,964	$74,997	$13,113	$59,088	$220,162
Citizens Financial Group, Inc. | 83

	Three Months Ended September 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$989	$558	$70	$48	$1,665
Noninterest income	270	213	—	29	512
Total revenue	1,259	771	70	77	2,177
Noninterest expense	828	325	36	52	1,241
Profit (loss) before provision (benefit) for credit losses	431	446	34	25	936
Provision (benefit) for credit losses	47	12	14	50	123
Income (loss) before income tax expense (benefit)	384	434	20	(25)	813
Income tax expense (benefit)	98	100	4	(25)	177
Net income (loss)	$286	$334	$16	$—	$636
Total average assets	$71,631	$80,067	$17,929	$55,846	$225,473

	Nine Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,101	$1,741	($84)	($5)	$4,753
Noninterest income	802	588	—	93	1,483
Total revenue	3,903	2,329	(84)	88	6,236
Noninterest expense	2,637	971	95	192	3,895
Profit (loss) before provision (benefit) for credit losses	1,266	1,358	(179)	(104)	2,341
Provision (benefit) for credit losses	198	185	54	79	516
Income (loss) before income tax expense (benefit)	1,068	1,173	(233)	(183)	1,825
Income tax expense (benefit)	278	289	(61)	(100)	406
Net income (loss)	$790	$884	($172)	($83)	$1,419
Total average assets	$72,477	$77,130	$14,409	$57,723	$221,739

	Nine Months Ended September 30, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$2,635	$1,508	$359	($185)	$4,317
Noninterest income	807	647	—	50	1,504
Total revenue	3,442	2,155	359	(135)	5,821
Noninterest expense	2,424	905	105	218	3,652
Profit (loss) before provision (benefit) for credit losses	1,018	1,250	254	(353)	2,169
Provision (benefit) for credit losses	117	34	33	158	342
Income (loss) before income tax expense (benefit)	901	1,216	221	(511)	1,827
Income tax expense (benefit)	230	270	56	(149)	407
Net income (loss)	$671	$946	$165	($362)	$1,420
Total average assets	$66,793	$73,344	$18,582	$53,003	$211,722
In connection with business segment changes made during the quarter the Company revised one of its management accounting practices utilized to measure the performance and compile the results of its segments as outlined below.
Funds Transfer Pricing
The Company’s FTP, a component of net interest income, ensures consistent business segment pricing behavior by removing interest rate risk from business performance. This risk is centrally managed within the Treasury function and reported in Other non-segment operations. Segments are provided an interest credit for funding it generates and an interest charge for assets it holds. The sum of interest income/expense and FTP charges/credits for each segment is its designated net interest income. The offset to FTP charges and credits is recorded in Other non-segment operations.
Citizens Financial Group, Inc. | 84

The Company continues to employ a matched maturity FTP methodology for the Consumer Banking and Commercial Banking business segments with rates based on a product’s repricing frequency and interest sensitivity, as well as other factors. The FTP charge for the Non-Core segment is based on an implied reference pool of high-cost funding sources. This method applies a waterfall marginal funding approach referencing the Company’s secured borrowings collateralized by auto loans, FHLB advances, and various other higher-cost deposit sources as are needed to fully debt-fund the assets.
There have been no other significant changes in the management accounting practices utilized by the Company to measure the performance and compile the results of its segments as discussed in Note 26 in the Company’s 2022 Form 10-K.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this item is presented in Note 12 and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under the caption “Risk Factors” in the Company’s 2022 Form 10-K.
Citizens Financial Group, Inc. | 85

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended September 30, 2023 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
July 1, 2023 - July 31, 2023	2,582,934	$29.04	2,582,907	$1,269,000,083
August 1, 2023 - August 31, 2023	4,845,154	$28.61	4,840,632	$1,130,546,512
September 1, 2023 - September 30, 2023	1,307,579	$27.95	1,304,676	$1,094,000,058
(1) Includes shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards.
(2) On February 17, 2023, the Company announced that its Board of Directors increased the capacity under its common share repurchase program by an additional $1.15 billion, which was incremental to the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization. Common stock share repurchases may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans and accelerated share repurchase and other structured transactions. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations.
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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 86

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2023.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 87