Form 10-K
period 2023-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2024-02-16
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2023
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

The aggregate market value of voting stock held by non-affiliates of the registrant was $12,304,245,801 (based on the June 30, 2023 closing price of Citizens Financial Group, Inc. common shares of $26.08 as reported on the New York Stock Exchange). There were 458,756,723 shares of the registrant’s common stock ($0.01 par value) outstanding on February 1, 2024.
Documents incorporated by reference
Portions of Citizens Financial Group, Inc.’s proxy statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2024 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of Citizens Financial Group, Inc.’s fiscal year ended December 31, 2023.

Citizens Financial Group, Inc. | 1

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank Holding Company Act	The Bank Holding Company Act of 1956
BHC	Bank Holding Company
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
COVID	Coronavirus Disease
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DE&I	Diversity, Equity and Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EEO-1 report	Mandatory report on workforce demographics submitted annually to the U.S. Equal Employment Opportunity Commission
EPS	Earnings Per Share
ESG	Environmental, Social, and Governance
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority

Citizens Financial Group, Inc. | 2

FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
Federal Banking Regulators	Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
IDI	Insured Depository Institution
Investors	Investors Bancorp, Inc. and its subsidiaries
IPO	Initial Public Offering of Citizens Financial Group, Inc. in 2014
JMP	JMP Group LLC
Last-of-Layer	Last-of-layer is a fair value hedge of the interest rate risk of a portfolio of similar prepayable assets whereby the last dollar amount within the portfolio of assets is identified as the hedged item
LHFS	Loans Held for Sale
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NMTC	New Markets Tax Credit

Citizens Financial Group, Inc. | 3

NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	U.S. Treasury Department Office of Foreign Assets Control
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
OTC	Over the Counter
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PD	Probability of Default
peers or peer regional banks	Comerica, Fifth Third, Huntington, KeyCorp, M&T, PNC, Regions, Truist and U.S. Bancorp
PPP	The U.S. Small Business Administration’s Paycheck Protection Program
REIT	Real estate investment trust
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
TDR	Troubled Debt Restructuring
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entity

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
•Our ability to implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including the anticipated benefits of the Private Bank start-up investment and Investors acquisition;
•The effects of geopolitical instability, including the wars in Ukraine and the Middle East, on economic and market conditions, inflationary pressures and the interest rate environment, commodity price and foreign exchange rate volatility, and heightened cybersecurity risks;
•Our ability to comply with heightened supervisory requirements and expectations;
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
•Environmental risks, such as physical or transition risks associated with climate change, and social and governance risks, that could adversely affect our reputation, operations, business, and customers;
•A failure in or breach of our compliance with laws, as well as operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks; and
•Management’s ability to identify and manage these and other risks.

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
    More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found under Item 1A “Risk Factors.”
PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is headquartered in Providence, Rhode Island. We offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. Our products and services are offered through more than 1,100 branches in 14 states and the District of Columbia and 105 retail and commercial non-branch offices, though certain lines of business serve national markets. At December 31, 2023, we had total assets of $222.0 billion, total deposits of $177.3 billion and total stockholders’ equity of $24.3 billion.
We are a BHC incorporated under Delaware state law in 1984 and our primary federal regulator is the FRB. CBNA is our banking subsidiary, whose primary federal regulator is the OCC.
Business Segments
We manage our business through two primary business segments: Consumer Banking and Commercial Banking. Our activities outside these segments are classified as Non-Core or Other. Non-Core includes our indirect auto and certain purchased consumer loan portfolios that we discontinued the origination of as part of our recently announced balance sheet optimization strategy. Other includes treasury activities, wholesale funding, the securities portfolio, community development assets, and other unallocated assets, liabilities, capital, revenues, provision (benefit) for credit losses and expenses, including income tax expense. For additional information regarding our business segments see the “Business Operating Segments” section of Item 7 and Note 26 in Item 8.
Consumer Banking Segment
Consumer Banking serves consumer customers and small businesses with annual revenues of up to $25 million, with products and services that include deposits, mortgage and home equity lending, credit cards, small business loans, wealth management and investment services largely across our 14-state traditional banking footprint. We also offer education and point-of-sale finance loans in addition to select digital deposit products nationwide. Citizens Private Bank, launched during 2023, integrates wealth management and banking services to serve high net-worth individuals and families, as well as businesses.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 5,300 branch colleagues, approximately 1,100 branches, including 187 in-store locations, and approximately 3,200 ATMs. Our network includes approximately 1,100 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers as well as through our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
Commercial Banking Segment
Commercial Banking primarily serves companies and institutions with annual revenues of $25 million to more than $3.0 billion and strives to be a trusted advisor to our clients and preferred provider for their banking needs. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as syndicated loans, corporate finance, mergers and acquisitions, and debt and equity capital markets capabilities.

Citizens Financial Group, Inc. | 6

Commercial Banking is organized around client segments and their banking needs. Corporate Banking, Commercial Real Estate, Capital Markets and Advisory, and Treasury Solutions work together to understand client needs and provide comprehensive solutions to meet those needs. We acquire new clients through a coordinated approach to the market, leveraging deep industry knowledge in specialized banking groups and a geographic coverage model.
Corporate Banking serves commercial and industrial clients with annual gross revenues of $25 million to $500 million, and corporate clients with annual revenues of $500 million to more than $3.0 billion in the United States. In several areas, such as Aerospace, Defense and Government Services, Communications, Transportation and Logistics, Food and Restaurants, Human Capital Management, and Gaming we offer a more dedicated and tailored approach to better meet the unique needs of these client segments.
Commercial Real Estate provides customized debt capital solutions for middle-market operators, institutional developers, investors, and REITs. Commercial Real Estate provides financing for projects primarily in the multi-family, office, industrial, retail, healthcare and hospitality sectors.
Capital Markets and Advisory serves clients through key product groups including Corporate Finance, Capital Markets, and Global Markets. Corporate Finance provides advisory services to middle-market and mid-corporate clients, including mergers and acquisitions and capital structure advice. The team works closely with industry-sector specialists within capital markets to advise our clients. Corporate Finance also provides acquisition and follow-on financing for new and recapitalized portfolio companies of key sponsors, with services meeting the unique and time-sensitive needs of private equity firms, management companies and funds, and underwriting and portfolio management expertise for leveraged transactions and relationships. Capital Markets originates, structures and underwrites credit and equity facilities targeting middle-market, mid-corporate and private equity sponsors. They focus on offering value-added ideas to optimize their capital structures, including advising on and facilitating mergers and acquisitions, valuations, tender offers, financial restructurings, bond and equity underwriting, asset sales, divestitures and other corporate reorganizations and business combinations. Capital Markets also provides sales and trading across loan, fixed income and equity products, as well as other brokerage services including equity research. Global Markets provides foreign exchange, interest rate and commodities risk management services.
The Treasury Solutions product group supports Commercial Banking and certain small business clients with treasury management solutions, including domestic and international products and services related to receivables, payables, information reporting and liquidity management, as well as commercial credit cards and trade finance.
Business Strategy
Our mission is to help our customers, colleagues and communities reach their potential, and our vision is to become a top-performing bank distinguished by our customer-centric culture, mindset of continuous improvement, product innovation, and excellent capabilities. We strive to understand customer and client needs, so we can tailor advice and solutions to help make them more successful. Our business strategy is designed to maximize the full potential of our businesses, drive sustainable growth and enhance profitability. Our success rests on our ability to distinguish ourselves as follows:
Maintain a high-performing, customer-centric organization: We continually strive to enhance our “customer-first” culture by emphasizing the “voice of the customer” to deliver the best possible banking experience. We seek to deepen relationships with our customers by offering a full suite of products designed to meet their unique needs. In addition, we are taking talent management to the next level, with a goal of attracting, developing and retaining great people, while ensuring strong leadership, teamwork, and a sense of empowerment, accountability and urgency.
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: Our focus is on select customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on serving mass affluent and affluent customers, small businesses and high-net-worth individuals and families. In 2023, we launched the Private Bank, which seeks to serve high-net-worth individuals and families, as well as commercial clients, to integrate our wealth management and banking services. In Commercial Banking, we focus on serving customers in the middle-market, mid-corporate, and select industry verticals. We have integrated the Investors acquisition and HSBC transaction and are focused on improving branch productivity and deepening relationships with those customers. By developing differentiated and targeted value propositions, building our fee-based businesses and developing innovative product solutions, we believe we can attract new customers, deepen relationships with existing customers and deliver an enhanced customer experience.

Citizens Financial Group, Inc. | 7

Build excellent capabilities designed to help us stand out from competitors: We strive to deliver seamless, multi-channel experiences that allow customers to interact with us when, where and how they choose. We are enhancing capabilities in key areas including consumer lending, wealth, capital markets and payments. We are on a multi-year digital transformation journey across our Consumer and Commercial organizations to digitize end-to-end customer experiences and transform our marketing to drive consumer-direct acquisition in order to satisfy rapidly changing customer preferences. We strive to use advanced data analytics and artificial intelligence for personalization and to provide timely, insight-driven, tailored advice in order to deliver solutions to consumer and commercial customers throughout their lifecycles.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our future profitability and ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in 2014 and have launched additional programs in subsequent years. These programs are designed to transform how we operate and to improve the effectiveness, efficiency, and competitiveness of our franchise. Our TOP 8 program was completed in 2023, and we launched a TOP 9 program to allow us to continue to self-fund investments.
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
Competition
The financial services industry is highly competitive. Our branch footprint is predominantly in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve national markets. Within these markets, we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, hedge funds and private equity firms. Some of our larger competitors may make available to their customers a broader array of products, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. In addition, some of our competitors may not be subject to the same regulatory requirements as we are and, therefore, may have lower costs they can pass on to customers in the form of more favorable terms. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions, including FinTech companies, to provide services previously limited to commercial banks has also intensified competition.
In Consumer Banking, the industry has become increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted through online and mobile channels. In addition, technology has lowered barriers to entry and made it possible for non-bank institutions to attract funds and provide lending and other financial products and services. The emergence of digital-only banking models has increased and we expect this trend to continue. Given their lower cost structure, these models are often, on average, able to offer higher rates on deposit products than retail banking institutions with a traditional branch footprint. The primary factors driving competition for loans and deposits are interest rates, fees charged, tailored value propositions to different customer segments, customer service levels, convenience, including branch locations and hours of operation, and the range of products and services offered.

Citizens Financial Group, Inc. | 8

In Commercial Banking, we face competition in all our client segments from a variety of industry participants including traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies, other non-bank lenders, and institutional investors, including collateralized loan obligation managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and, due to their asset size, may be in a position to hold more exposure on their balance sheet. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Human Capital Management
We believe that our long-term success depends on our ability to attract, develop, and retain a high-performing workforce. Our goal is to create an environment where colleagues can thrive personally and professionally and can maximize their potential. As of December 31, 2023, Citizens had 17,570 full-time equivalent employees, primarily across New England and the Mid-Atlantic. Our Board of Directors and its Compensation and Human Resources Committee are responsible for overseeing our human capital management strategy, with senior management providing regular updates to facilitate that oversight.
Leadership, Talent Development, and Talent Acquisition and Mobility
Our leaders are the catalysts to achieve the culture we want to foster. During 2023, we continued tailored leadership training and coaching for senior management following the detailed talent assessments conducted the prior year. We aim to equip all colleagues with the skills necessary to excel in their current roles and to build capabilities that will enable them to be highly valuable contributors in the future. We expanded our learning academies as well as badging and bootcamp programs focusing on critical skills such as Innovation, Agile, Next Gen Tech, Banking and Credit, and Data & Analytics. Our culture is one of continuous learning, which we believe is crucial for colleagues to thrive as part of our organization and to feel a sense of accomplishment and purpose.
The talent market remains competitive, particularly in emerging skill areas, and we implemented a strategy to fill critical gaps that utilizes a combination of external hiring in critical areas (e.g., technology, digital, cyber, risk, marketing, and data), a strong internal mobility program made possible by the expanded learning and development offerings provided to colleagues, and reliance on temporary workers for short-term or technical projects.
Employee Engagement
As part of our ongoing efforts to develop a high performing workforce and make Citizens a great place to work and build a career, we conduct an annual organizational health survey (“OHS”). The results of our survey are instrumental in helping management prioritize areas of change that are most important to colleagues. Survey results are used to refine our focus, address gaps, and strengthen efforts to improve our organizational effectiveness and colleague experience. Between our initial public offering and 2022, we had a 19-point increase in our overall survey score and achieved top quartile status within McKinsey’s global benchmarks. In 2023, with an eye toward continuing to evolve our strategy and culture, we transitioned to a new OHS tool. In 2023, 87% of colleagues participated in the OHS, which is our all-time highest participation rate.
Diversity, Equity and Inclusion
We foster a culture where all stakeholders feel respected, valued, and heard. Our DE&I strategy is focused on creating an environment of inclusion and belonging, building a more diverse workforce and evaluating the effectiveness of our initiatives.

Citizens Financial Group, Inc. | 9

Development programs are designed to build a strong pipeline of emerging talent, including diverse talent, internally, and have been effective in increasing the development of our overall colleague base as well as increasing the number of women and people of color in senior leader roles. We also partner with external organizations to offer additional resources for reskilling and upskilling colleagues, including diverse colleagues. We acknowledge that there are opportunities to further increase the representation of women and people of color, particularly in leadership roles, and we continue to develop strong partnerships with business and community organizations to help identify diverse candidates for roles within every segment of our organization. In addition, we ensure that interview slates for senior openings include candidates with diverse backgrounds and perspectives. An internal dashboard is used to monitor our progress across multiple DE&I metrics. Information regarding our workforce demographics can be found in our Environmental Social Governance Report and on our website, which includes a link to our most recently filed EEO-1 report.
Various resources are used by management to understand what drives a sense of inclusion and belonging and to identify what actions will be effective in attracting and retaining diverse colleagues. Analytics are used to help prioritize initiatives, including responses to our OHS, which we segment by various colleague populations to provide additional insights. In addition, we have seven business resource groups (“BRGs”), which are integral to identifying and formulating solutions to DE&I issues that are most important to customers, colleagues, and the community. Our BRGs include Citizens WIN (Women’s Impact Network), Citizens Elev8 (Rising Professionals), Prism (Multicultural), Citizens Pride (LGBTQ+), Citizens Veterans, and Citizens Awake (Disability Awareness). In 2023, we launched an additional BRG, Caring for Citizens (Caregivers). Each BRG is sponsored by a member of the executive team and approximately 3,500 colleagues belonged to at least one BRG as of December 31, 2023. We also offer education programs focused on embedding inclusive behaviors in our culture designed for colleagues at all levels of leadership.
Health, Well-Being, and Flexibility
We prioritize the health and well-being of our colleagues and their loved ones. Our benefit programs are designed to support colleagues’ physical, mental, and financial well-being and we have added several resources in recent years. In an effort to greater support each colleague’s unique journey, we enhanced our partnership with our BRGs by providing subject matter experts to share their experience and expertise with all BRG members, as well as increasing awareness of available tools and resources.
In late 2022, we enhanced our Parental Leave Policy to six weeks of paid time off for all permanent colleagues who become parents; birth mothers are eligible for an additional 10 weeks, for a total of 16 weeks. In 2023, we increased paid bereavement leave, added several mental health resources, and provided each colleague an extra day of paid time-off to be used as a wellness day. In recognition of the impact of inflation on colleagues there were also no increases to colleague premiums, co-pays or deductibles for medical, dental, and vision coverage for 2023.
We continue to embrace flexibility and manage our hybrid workforce in a manner that ensures colleagues are working in ways that best support our customers, foster engagement and innovation, and maintain our company culture.
Fair and Equitable Compensation
We strive to compensate our colleagues fairly based on market data, experience, and performance, and we compare our compensation to other companies in our peer group as well as others in the financial services industry.
Part of our commitment to building and fostering a diverse, inclusive, high-performing culture includes ensuring our compensation and benefits are fair and competitive for all colleagues. We engage an independent third-party expert firm to conduct an annual pay equity analysis, accounting for factors that appropriately explain differences in pay such as role, performance, and experience. Additional information about this analysis, including our most recent results, can be found in our Environmental Social Governance Report and on our website.

Citizens Financial Group, Inc. | 10

Sustainability
Our efforts relative to ESG matters are aligned with the needs, interests, and expectations of our stakeholders and are divided into four focus areas: Leading with Robust Corporate Governance, Driving Positive Climate Impact, Building the Workforce of the Future, and Fostering Strong Communities. These areas speak to the strengths of our company, align with our business priorities, and define how we can have an outsized impact on our business, society, and the planet.
In 2023, we announced a $50 billion Sustainable Finance Target, including $5 billion in green financing, by 2030. As part of this announcement, we committed to engage corporate clients in high-emitting sectors on climate-related topics, beginning with a target to engage 100% of our Oil & Gas clients by the end of 2024. In addition, we committed to achieving carbon neutrality by 2035.
For more details regarding ESG and other corporate responsibility matters, go to our website.
Regulation and Supervision
Our operations are subject to extensive regulation, supervision and examination under federal and state laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, deposit insurance, customer privacy and cybersecurity, capital adequacy and planning, liquidity, safety and soundness, consumer protection and disclosure, permissible activities and investments, and certain transactions with affiliates. These laws and regulations are intended primarily for the protection of customers, depositors, the DIF and the banking system as a whole and not for the protection of shareholders or other investors. The discussion below outlines the material elements of selected laws and regulations applicable to us and our subsidiaries. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
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
Overview
We are a BHC under the Bank Holding Company Act and have elected to be treated as a FHC under amendments to this Act as effected by GLBA. As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the FRB, including through the Federal Reserve Bank of Boston. Under the system of “functional regulation” established under the Bank Holding Company Act, the FRB serves as the primary regulator of our consolidated organization. The OCC serves as the primary regulator for CBNA, and the SEC and FINRA serve as the primary regulators of our broker-dealer subsidiaries.
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
In addition, CBNA is subject to regulation, supervision and examination by the CFPB with respect to consumer protection laws and regulations. The CFPB has broad authority to regulate the offering and provision of consumer financial products by depository institutions, such as CBNA, with more than $10 billion in total assets. The CFPB may promulgate rules under a variety of consumer financial protection statutes, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act.

Citizens Financial Group, Inc. | 11

Enhanced Prudential Standards and Regulatory Tailoring Rules
As a BHC with over $100 billion in total consolidated assets, we are currently subject to enhanced prudential standards and associated capital and liquidity rules (“Tailoring Rules”). The Tailoring Rules assign each BHC, including its bank subsidiaries, to one of four categories based on its size and certain risk-based indicators. CFG and CBNA are each subject to Category IV standards, the least restrictive of the requirements under the Tailoring Rules. As discussed in greater detail in “Capital and Stress Testing Requirements” and “Long-Term Debt Requirements”, the federal banking regulators proposed sweeping changes to the regulatory capital and liquidity rules that would significantly impact the application of those rules to the Company.
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
To maintain FHC status, a BHC and all of its depository institution subsidiaries must remain “well capitalized” and “well managed,” as described below under “Federal Deposit Insurance Act.” If a BHC fails to meet these regulatory standards, the FRB could place limitations on its ability to conduct the broader financial activities permissible for FHCs or impose limitations or conditions on the conduct or activities of the BHC or its affiliates. If the deficiencies persisted, the FRB could order the BHC to divest any subsidiary bank or to cease engaging in any activities permissible for FHCs that are not permissible for BHCs, or the BHC could elect to conform its non-banking activities to those permissible for a BHC that is not also a FHC. In addition, the CRA requires U.S. banks to help serve the needs of their communities. If a depository institution subsidiary of a BHC were to receive a CRA rating of less than “satisfactory”, the BHC would be prohibited from engaging in certain activities or acquisitions (see “Community Reinvestment Act” below).
Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or BHCs. As noted above, FRB approval is generally not required for BHCs to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior regulatory approval is required, however, before a BHC may acquire or control more than 5% of any class of voting shares or substantially all of the assets of a BHC, including a FHC, or a bank. In considering applications for approval of acquisitions, the banking regulators may take several factors into account, including the competitive effects of the transaction in the relevant geographic markets; the financial and managerial resources and future prospects of companies involved in the transaction; the effect of the transaction on the financial stability of the U.S. banking or financial system; the companies’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the performance record of the IDIs involved in the transaction under the CRA.
Capital and Stress Testing Requirements
We are required to comply with the U.S. Basel III rules, which establish risk-based and leverage capital requirements. The risk-based requirements are based on a banking organization’s RWA, which is inclusive of the organization’s on- and off-balance sheet exposures. We calculate RWA using the standardized approach and have made the AOCI opt-out election, permitting us to exclude components of AOCI from regulatory capital. The leverage requirements are based on a banking organization’s average consolidated on-balance sheet assets.
Under the U.S. Basel III rules, the minimum capital ratios are:
•CET1 capital ratio of 4.5%;
•Tier 1 capital ratio of 6.0%;
•Total capital ratio of 8.0%; and
•Tier 1 leverage ratio of 4.0%.

Citizens Financial Group, Inc. | 12

For BHCs with $100 billion or more in assets, such as us, the FRB’s capital rules impose an institution-specific SCB on top of each of the three minimum risk-based capital ratios listed above. Banking institutions that fail to meet the effective minimum ratios including the SCB will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income”, defined as the greater of four quarter trailing net income net of distributions and tax effects not reflected in net income, or the average four quarter trailing net income.
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
As a Category IV firm under the Tailoring Rules, we are subject to biennial supervisory stress testing and are exempt from company-run stress testing and related disclosure requirements. The FRB supervises Category IV firms on an ongoing basis, including evaluating the capital adequacy and capital planning processes of firms during off-cycle years. We are required to develop, maintain and submit an annual capital plan for review and approval by our Board of Directors, or one of its committees, as well as FR Y-14 reporting requirements.
On July 27, 2023, the federal banking regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal, commonly referred to as Basel III “Endgame,” would significantly revise the capital requirements applicable to large banking organizations with total assets of $100 billion or more, including the Company. Under the proposal, Category III and IV firms, including the Company as a Category IV firm, would become subject to the same capital treatment regarding the inclusion of AOCI, deductions, and rules for minority interest as Category I and II firms. The proposal would also replace the existing models-based approaches for credit and operational risk, which currently apply only to Category I and II firms, with two new approaches applicable to Category I through IV firms. The first would use the existing standardized approach and a proposed revised market risk capital rule. The second would use a new expanded risk-based approach, consisting of new non-models-based approaches for credit risk, operational risk and credit valuation adjustment risk, as well as the proposed revised market risk capital rule. The approach resulting in the lower ratio would establish the binding ratio for purposes of satisfying regulatory capital requirements and buffers, including the SCB. Category III and IV firms would also be required to calculate counterparty credit exposure relating to derivative transactions using the standardized approach for counterparty credit risk. Additionally, Category IV firms would become subject to the supplementary leverage ratio and the countercyclical capital buffer. The Company estimates a pro forma CET1 ratio, adjusted for the AOCI opt-out removal, of 9.0% as of December 31, 2023. In addition, the proposal is estimated to modestly increase our RWA on a fully phased-in basis. Under the proposal, the rule would take effect on July 1, 2025, with a three-year phase-in of the capital impact through June 30, 2028. Comments on the proposal were due by January 16, 2024. We continue to evaluate the full impact of the proposal.
For more details regarding our regulatory capital and SCB, see the “Capital and Regulatory Matters” section of Item 7. We are also subject to the FRB's risk-based capital requirements for market risk. See the “Market Risk” section of Item 7 for additional details.
Liquidity Requirements
The liquidity coverage ratio (“LCR”) is designed to ensure that a covered bank or BHC maintains an adequate level of unencumbered high-quality liquid assets to cover expected net cash outflows over a 30-day time horizon under an acute liquidity stress scenario. The NSFR is designed to promote more medium- and long-term funding of the assets and activities of banking organizations over a one-year time horizon. Under the Tailoring Rules, Category IV firms with less than $50 billion in weighted short-term wholesale funding, such as us, are not subject to any LCR or NSFR requirement.
We are subject to certain liquidity requirements under the Tailoring Rules including liquidity buffer, stress testing, risk management and reporting requirements. In addition, as a Category IV firm, we are required to calculate collateral positions monthly, establish a set of liquidity risk limits, and monitor certain elements of intraday liquidity risk exposures.

Citizens Financial Group, Inc. | 13

Resolution Planning
Category IV firms such as CFG are no longer required to submit resolution plans under section 165(d) of the Dodd-Frank Act. However, CBNA is required to periodically file an IDI resolution plan with the FDIC. This plan enables the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the FDIA in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of the institution’s assets and minimizes the amount of any loss to the institution’s creditors. In 2021, the FDIC issued a Statement on Resolution Plans for IDIs that, among other things, established a three-year filing cycle for banks with $100 billion or more in total assets, such as CBNA, and provided details regarding the content of the resolution plans that filers are required to prepare. CBNA submitted its most recent resolution plan to the FDIC on December 1, 2022.
On August 29, 2023, the FDIC issued a proposal that would require IDIs with total assets of $100 billion or more, including CBNA, to submit a more robust resolution plan biennially that includes a comprehensive strategy from the point of failure to liquidation or return of the institution to the private sector. The identified strategy must ensure timely access to insured deposits, maximize value from the sale or disposition of assets, minimize losses realized by creditors, and address potential risks of adverse effects on U.S. economic conditions or financial stability. In addition, the strategy generally expects, but does not require, a default scenario whereby the FDIC, as receiver of the failed institution, operates the institution under a bridge bank. The proposal also enhances how the credibility of resolution plans will be assessed, expands expectations regarding engagement and capabilities testing, and requires IDIs to demonstrate the capability to promptly establish a virtual data room in the run-up to or upon failure. The proposal provides that IDIs submit their initial resolution plan no earlier than 270 days from the effective date of the amended rule. Comments on the proposal were due by November 30, 2023. We are in the process of evaluating the impact of the proposal on our business.
Long-Term Debt Requirements
On August 29, 2023, the federal banking regulators issued a proposal that would require large bank holding companies and IDIs with total assets of $100 billion or more, such as CFG and CBNA, to maintain a minimum amount of long-term debt. The joint agency proposal aims to increase the resolvability and resiliency of large banking organizations by mandating a long-term debt requirement to provide the regulatory agencies additional resources to resolve failed banking organizations, foster depositor confidence, and decrease costs to the DIF in the event of a large banking organization failure. Under the proposal, large bank holding companies and IDIs would each be required to maintain a minimum amount of eligible long-term debt equal to the greater of 6 percent of RWA, 3.5 percent of average total consolidated assets, and 2.5 percent of total leverage exposure for those banks subject to the supplementary leverage ratio. The proposal also prohibits large banking organizations from engaging in certain activities that could complicate their resolution and discourages them from holding long-term debt issued by other banks to reduce interconnectedness. The proposal provides for a three-year transition period, with 25 percent of the long-term debt requirement to be met one year after the rule is finalized, 50 percent after two years, and 100 percent after three years. Comments on the proposal were due by January 16, 2024. We continue to evaluate the full impact of the proposal.
Standards for Safety and Soundness
The FDIA requires the federal banking regulators to prescribe operational and managerial standards for all IDIs, including CBNA. Regulations and interagency guidelines adopted by these agencies set forth the safety and soundness standards used to identify and address problems at IDIs before capital becomes impaired. If an agency determines that a bank fails to satisfy any standard, it may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans. If, after being notified to submit a compliance plan, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other types of actions that an undercapitalized institution is subject to under the FDIA as discussed in “Federal Deposit Insurance Act” below. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Citizens Financial Group, Inc. | 14

Federal Deposit Insurance Act
The FDIA requires, among other things, that federal banking regulators take “prompt corrective action” with respect to IDIs that do not meet minimum capital requirements, as described above in “Capital and Stress Testing Requirements.” The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An IDI’s capital category is determined based on how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized, with the actions becoming more restrictive and punitive the lower the institution’s capital category. Under existing rules, an IDI that is not an advanced approaches institution, such as CBNA, is deemed to be “well capitalized” if it has a CET1 ratio of at least 6.5%, a tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, and a tier 1 leverage ratio of at least 5%.
The FRB’s regulations which are applicable to BHCs, such as the Parent Company, separately define “well capitalized”as having a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “Bank and Financial Holding Company Regulation”, a FHC that is not well capitalized and well managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose FHC status. As of December 31, 2023, both the Parent Company and CBNA were well-capitalized.
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
Deposit Insurance
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor based on ownership right and capacity category codes and is funded through assessments on IDIs based on the risk each institution poses to the DIF. CBNA accepts customer deposits insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase CBNA’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile. The FDIC also requires large depository institutions, including CBNA, to maintain enhanced deposit account recordkeeping and related information technology system capabilities to facilitate prompt calculation of insured deposits if such an institution was taken into FDIC receivership.
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio, 1.13% as of September 30, 2023, to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. During 2022, the FDIC determined that the DIF reserve ratio was at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028, absent an increase in assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. This increase in assessment rates was intended to improve the likelihood that the DIF reserve ratio will reach the required minimum by the statutory deadline of September 30, 2028.
In November 2023, the FDIC approved a final rule to impose special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank, as required by the FDIA. Under the final rule, the special assessment is levied on an IDI’s assessment base, which is equal to estimated uninsured deposits as reported on the institution’s December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessment is imposed at an annual rate of approximately 13.4 basis points and will be collected over eight quarterly assessment periods beginning with the first quarter of 2024.

Citizens Financial Group, Inc. | 15

The FDIC’s current estimate of the loss attributable to this systemic risk determination is $16.3 billion. This estimate will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred. The FDIC would cease collection of special assessments before the end of the initial eight-quarter collection period if they expect the loss to be less than expected assessment collections. The FDIC also reserves the right to impose an extended special assessment collection period after the initial eight-quarter period to collect the difference between losses and amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate.
Based on the final rule and related accounting guidance, CBNA’s special assessment is approximately $225 million and was recognized in other operating expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023. CBNA’s special assessment is subject to change if the eventual loss to the DIF differs from the FDIC’s current estimate.
Dividends
Various federal statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay.
Our payment of dividends to our stockholders is subject to oversight by the FRB. In particular, the FRB reviews the dividend policies and share repurchases of a large BHC based on capital plans submitted as part of the CCAR process and the results of stress tests, as discussed above. In addition to other limitations, our ability to make any capital distributions, including dividends and share repurchases, is subject to the prior approval of the FRB if we are required to resubmit our capital plan. See “Capital and Stress Testing Requirements” above.
Dividends payable by CBNA, as a national bank subsidiary, are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared during any calendar year exceeds the sum of current year net income and retained net income of the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally accumulated net profits that have not been paid out as dividends or transferred to surplus). Federal banking regulatory agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
Support of Subsidiary Bank
The Parent Company is required to serve as a source of financial and managerial strength to CBNA and, under appropriate conditions, to commit resources to support CBNA. This support may be required by the FRB at times when the Parent Company may not have the financial resources to do so, or when doing so may not serve our interests or those of our shareholders or creditors. In addition, any capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act establish certain quantitative limits and other prudential requirements for loans, purchases of assets, and certain other transactions between a member bank or its subsidiaries and its affiliates. The term “member bank” includes national banks such as CBNA.
Section 23A prohibits a bank from entering a “covered transaction” with an affiliate if, after the transaction, the aggregate amount of the bank’s covered transactions with that affiliate would exceed 10% of the bank’s capital stock and surplus, or the aggregate amount of the bank’s covered transactions with all of its affiliates would exceed 20% of the bank’s capital stock and surplus. Covered transactions include loans and other extensions of credit to an affiliate, investments in the securities of an affiliate, purchases of assets from an affiliate, and certain other transactions that expose the bank to the credit risks of its affiliates.
Section 23B of the Federal Reserve Act requires that transactions, including all covered transactions, be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliates (the “Market Terms Requirement”). In addition to covered transactions, the Market Terms Requirement applies to certain other transactions between CBNA and its affiliates, including services between CBNA and the Parent Company and loans to CBNA from the Parent Company.

Citizens Financial Group, Inc. | 16

Under sections 22(g) and (h) of the Federal Reserve Act and the FRB’s Regulation O, we are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. These extensions of credit may not exceed certain quantitative limits, must be made on substantially the same terms as those currently prevailing in the market for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of our Board.
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as certain hedge funds or private equity funds. This statutory provision is commonly called the “Volcker Rule.” Under this rule, we are viewed as having “moderate” trading assets and liabilities, which subjects us to a simplified compliance program requirement that is appropriate for our activities, size, scope, and complexity. This Volcker Rule does not have a material impact on Citizens.
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
In addition to these federal laws and regulations, the guidance and interpretations of the various federal agencies charged with the responsibility of implementing such regulations also influence loan and deposit operations.
The CFPB has broad rulemaking, supervisory, examination and enforcement authority over various consumer financial protection laws, including those referenced above, fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The OCC also examines our retail activities.
The Dodd-Frank Act permits states to adopt stricter consumer protection laws and standards than those adopted at the federal level, and in certain circumstances allows state attorneys general to enforce compliance with both the state and federal laws and regulations on banks like us.
Protection of Customer Personal Information and Cybersecurity
The privacy provisions of GLBA generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes unless customers have the opportunity to opt out of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes. Both the Fair Credit Reporting Act and Regulation V, which are issued by the FRB, govern the use and provision of information to consumer reporting agencies.
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers when accessing internet-based services of the financial institution. Further, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware or other compromise of customer data and/or systems. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack or compromise. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For a further discussion of risks related to cybersecurity, see Item 1A “Risk Factors.”

Citizens Financial Group, Inc. | 17

A financial institution is also required to notify its primary banking regulator within 36 hours of computer-security incidents that have materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade its:
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
In addition, in August 2023, the SEC adopted a final rule that requires the disclosure of material cybersecurity incidents on Form 8-K. Registrants must describe the material aspects of the nature, scope and timing of the incident, as well as the impact of the incident on the registrant. The final rule also requires registrants to describe, on Form 10-K, their processes for assessing, identifying and managing material risks from cybersecurity threats and whether such risks have materially affected the registrant. Registrants must also describe Board oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from such threats. See Item 1C “Cybersecurity” for more information.
State regulators have also been active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted laws and regulations requiring certain financial institutions to implement cybersecurity programs and provide details with respect to these programs. In addition, many states have recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate.
Community Reinvestment Act
The CRA requires CBNA’s primary federal bank regulatory agency, the OCC, to evaluate the bank’s record in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods and individuals. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” A bank’s CRA record is considered by regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. In addition, the CRA record of a subsidiary bank of a FHC is considered if a FHC wishes to commence certain new financial activities or to acquire a company engaged in such activities, which requires a rating of at least “satisfactory.” CBNA received an “Outstanding” rating on its most recent CRA evaluation.
On October 24, 2023, the federal banking regulators issued a joint final rule that revises the agencies’ CRA regulations. The primary provisions of the final rule, along with the most significant changes from the existing CRA regulatory framework, are outlined below:
•a tiered evaluation framework is established based on a bank’s asset size, similar to the existing CRA regulatory framework;
•the geographic area in which banks may be evaluated for performance is expanded to include areas outside of where they have physical locations in order to capture the varied activities a bank conducts, such as online and mobile banking, and the communities in which it operates;
•bank retail lending and community development financing will be evaluated using a new metrics-based approach; and
•clarifies eligible CRA activities, such as affordable housing.
The final rule takes effect on April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027 for certain reporting requirements. We are in the process of evaluating the impact of the final rule on our business.

Citizens Financial Group, Inc. | 18

Compensation
Our compensation practices are subject to oversight by the federal banking regulators. Guidance issued by the federal banking regulators is designed to ensure that incentive compensation arrangements take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements:
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
Anti-Money Laundering
The Bank Secrecy Act (“BSA”) and the Patriot Act contain anti-money laundering (“AML”) and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act, requires depository institutions and their holding companies to maintain an AML program, verify the identity of customers and certain beneficial owners for legal entity customers, monitor for and report suspicious transactions, report on cash transactions exceeding specified thresholds, and respond to requests for information by regulatory authorities and law enforcement agencies. We are also required to provide our employees with AML training, designate an AML compliance officer, and undergo an annual, independent audit to assess the effectiveness of our AML program. We have implemented policies, procedures, and internal controls that are designed to comply with these AML requirements. Financial services regulators are focusing their examinations on AML compliance, and we continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicants.
The Anti-Money Laundering Act of 2020 (“AMLA”), enacted in January 2021 as part of the National Defense Authorization Act, requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the BSA and the Patriot Act impose on financial institutions. The AMLA also increases penalties for violations of the BSA and significantly expands a whistleblower award program both of which could increase the prospect of regulatory enforcement. In 2021, the Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Treasury Department, issued the priorities for AML and countering the financing of terrorism policy, as required under the AMLA. These priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
Office of Foreign Assets Control Regulation
The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others, that are administered by OFAC. OFAC-administered sanctions targeting countries take many different forms and generally contain one or more of the following elements:
•restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and
•a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Citizens Financial Group, Inc. | 19

Lists including the names of individuals and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons, is published and routinely updated by OFAC. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after they occur. If we identify a name on any transaction, account or wire transfer that is on an OFAC list we must freeze the associated account, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.
Regulation of Broker-Dealers
Our subsidiaries, Citizens Securities, Inc., and Citizens JMP Securities, LLC are registered broker-dealers with the SEC and subject to regulation and examination by the SEC as well as FINRA and other self-regulatory organizations. These regulations cover a broad range of matters, including capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material nonpublic information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions. In addition to federal registration, state securities commissions require the registration of certain broker-dealers.
Heightened Risk Governance Standards
CBNA is subject to OCC guidelines that impose heightened risk governance standards on large national banks with average total consolidated assets of $50 billion or more. The guidelines set forth minimum standards for the design and implementation of a bank’s risk governance framework and its associated oversight by a bank’s board of directors. The guidelines are intended to protect the safety and soundness of covered banks and improve the ability of bank examiners to assess compliance with the OCC’s expectations. Under the guidelines, a bank may use the risk governance framework of its parent company if it meets the minimum standards and the risk profiles of the parent company and the covered bank are substantially the same, along with certain other conditions. CBNA has elected to use the Parent Company’s risk governance framework. A bank’s board of directors is required to have two members who are independent of bank and parent company management, ensure that the risk governance framework meets the appropriate standards, provide active oversight and a credible challenge to management’s recommendations and decisions, and ensure that decisions made by the parent company do not jeopardize the safety and soundness of the bank.
 Intellectual Property
In the highly competitive banking industry in which we operate, trademarks, service marks and logos are important to the success of our business. We own and license a variety of trademarks, service marks, logos and pending registrations and are spending significant resources to develop our stand-alone brands.
Website Access to Citizens’ Filings with the SEC and Corporate Governance Information
We maintain a website at investor.citizensbank.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits, and amendments to those reports that are filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information about our Board and its committees and corporate governance, including our Code of Business Conduct and Ethics, is available on our website at investor.citizensbank.com/about-us/investor-relations/corporate-governance.
ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and operations and the business decisions we make. Therefore, we encounter risk as part of the normal course of our business and design a risk management framework and associated processes to help manage these risks.

Citizens Financial Group, Inc. | 20

Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance risk taking with revenue generation and profitability. We discuss the primary risks we face and our risk management framework and associated processes and strategies in the “Risk Governance” section in Item 7.
You should carefully consider the following risk factors that may affect our business, financial condition, results of operations or cash flows. Other factors that could affect us are discussed in the “Forward-Looking Statements” section above. However, there may be additional risks that are not currently material or known, and factors besides those discussed below, or in this or other reports that we file or furnish with the SEC, that could adversely affect us. Therefore, the risks described in the risk factors below should not be considered a complete list of risks that we may encounter.
Risks Related to Our Business
We may not be able to successfully execute our business strategy.
Our business strategy is designed to maximize the full potential of our business and drive sustainable growth and enhanced profitability, with our success resting on our ability to distinguish ourselves. Our future success and the value of our stock depends, in part, on our ability to effectively implement our business strategy, including the cost savings and efficiency components, and achieve our financial performance goals, including the anticipated benefits of the Private Bank start-up investment and Investors acquisition. There are risks and uncertainties, many of which are not within our control, associated with each element of our strategy. If we are not able to successfully execute our business strategy, we may not achieve our financial performance goals and any shortfall may be material. See the “Business Strategy” section in Item 1 for further information.
Supervisory requirements and expectations on us as a financial holding company and a bank holding company and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.
Our operations are subject to extensive regulation, supervision and examination by the federal banking regulators, as well as the CFPB. As part of the supervisory and examination process, if we are unsuccessful in meeting the requirements and expectations that apply to us, regulatory agencies may from time to time take supervisory actions against us that may not be publicly disclosed. Such actions may include restrictions on our activities or the activities of our subsidiaries, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties, which could increase our costs and limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations. See the “Regulation and Supervision” section in Item 1 for further information.
Difficult economic conditions, including inflationary pressures, would likely have an adverse effect on our business, financial position and results of operations.
From March 2022 to July 2023, the FRB raised its benchmark interest rate eleven times in response to inflationary pressures throughout the economy. Financial markets remain volatile amidst the uncertainty of economic conditions, including potential recessionary conditions. Changes in interest rates can affect numerous aspects of our business and may impact our future performance. Also, see “Changes in interest rates may have an adverse effect on our profitability” below for more information on the risks associated with changes in interest rates.
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
Any of the effects of these adverse economic conditions would likely have an adverse impact on our earnings, with the significance of the impact generally depending on the nature and severity of the economic conditions.

Citizens Financial Group, Inc. | 21

Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
Liquidity risk is the risk arising from the inability to meet our obligations when they come due. We must maintain adequate funding to meet current and future obligations, including customer loan requests, customer deposit maturities and withdrawals, debt service, equipment and premises leases, and other cash commitments, under both normal operating conditions and under periods of company-specific and/or market stress.
We primarily rely on customer deposits to be a relatively stable and low-cost source of funding. In addition to customer deposits, our funding sources also include our ability to securitize loans in secondary markets, raise funds in the debt and equity capital markets, pledge loans and/or securities for borrowing from the FHLB, pledge securities as collateral for borrowing under repurchase agreements, and sell AFS securities.
Our ability to meet our obligations and support our operations could be materially affected by a variety of conditions, including market-wide illiquidity or disruption, a loss of market or customer confidence in the financial services industry generally or in the Company specifically, or reductions in one or more of our credit ratings. This could limit our ability to retain our deposits, securitize or sell assets, access the debt or equity capital markets, or otherwise borrow money at a reasonable cost. Additionally, these conditions, among others, if severe enough, could create unanticipated material outflows of cash due to, among other factors, draws on unfunded commitments or deposit attrition, which could have significant adverse impact on our liquidity. Further, changes to the FHLB’s or the FRB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity.
Changes in interest rates may have an adverse effect on our liquidity and profitability.
Changes in interest rates can have a material impact on the value of our securities, a primary objective of which is to provide a ready source of contingent liquidity. An increase in rates could lower the collateral value of these securities, reducing the amount we could borrow, and lead to losses in the event of their sale.
Since our earning assets are primarily in the form of loans and debt securities, changes in interest rates can have a material impact our net interest income, net interest margin, fee income, and credit costs. Changes in interest rates can affect our net interest income and margin as our asset yields and funding costs may not rise or fall in parallel, causing our net interest income to increase or decrease and our margin to expand or contract. If our funding costs rise faster than our asset yields, or if our asset yields fall faster than our funding costs, our net interest income could decrease, and our margin could contract.
An increase in interest rates could cause lower demand for loans by customers, reducing our net interest income due to lower loan balances and origination-related fee income due to lower production volume, and could also have an adverse impact on our credit costs, as borrowers may have difficulty in making higher interest payments. Additionally, an increase in rates could cause recognition of losses on the debt securities in our AFS portfolio if the securities needed to be sold.
Similarly, a decrease in interest rates could lower our net interest income, net interest margin and fee income. We may be adversely affected by a prolonged period of low interest rates as it may result in us holding lower yielding loans and securities should rates rise rapidly after the period of low interest rates.
Changes in the spread between short-term and long-term interest rates (i.e., the yield curve) can also have a material impact on our net interest income and net interest margin. Typically, the yield curve is upward sloping, with short-term rates being lower than long-term rates. When the yield curve flattens or inverts, our net interest income and net interest margin may decrease if the cost of our short-term funding increases relative to the yield we can earn on our long-term assets.
Interest rates and the yield curve are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Although we have policies and procedures designed to manage our interest rate risks, as further discussed in the “Risk Governance” section in Item 7, there can be no assurance that these policies and procedures will be effective in avoiding material adverse effects on our profitability.

Citizens Financial Group, Inc. | 22

We could fail to attract, retain or motivate highly-skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
Our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly-skilled and qualified personnel, including our senior management and other key employees and directors. The marketplace for skilled personnel continues to be competitive, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to rise. The failure to attract and retain highly skilled and qualified personnel could place us at a significant competitive disadvantage and impair our ability to implement our strategic plan successfully and achieve our performance targets, which could have a material adverse effect on our business, financial condition and results of operations.
Limitations on the manner in which regulated financial institutions, such as us, can compensate their officers and employees, including those contained in pending rule proposals implementing the requirements of Section 956 of the Dodd-Frank Act, may make it more difficult for such institutions to compete for talent with financial institutions and other companies not subject to these or similar limitations. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected, perhaps materially.
A reduction in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.
Credit ratings affect the cost and other terms upon which we are able to obtain funding. Rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Any downgrade in our ratings would likely increase our borrowing costs and could limit our access to capital markets, which would adversely affect our business. For example, a ratings downgrade could adversely affect our ability to sell or market our securities, including long-term debt, engage in certain longer-term derivatives transactions and retain our customers, particularly corporate customers who may require a minimum rating threshold in order to place funds with us. In addition, under the terms of our derivatives contracts, we may be required to maintain a minimum credit rating, post additional collateral or terminate such contracts. Any of these results of a ratings downgrade could increase our cost of funding, reduce our liquidity and have adverse effects on our business, financial condition and results of operations. For more information regarding our credit ratings, see the “Liquidity” section in Item 7.
Our financial performance may be adversely affected by deterioration in borrower credit quality.
Risks arising from actual or perceived changes in credit quality and uncertainty over the recoverability of amounts due from borrowers is inherent in our businesses. If the economic environment were to deteriorate, more of our borrowers may have difficulty in repaying their loans which could result in higher credit losses and increased loan loss provision expense. Further, our credit risk and credit losses may increase to the extent our loans are concentrated by loan type, industry segment, collateral type, borrower type, or location of the collateral or borrower.
A significant portion of our earnings assets are in the form of loans to borrowers across the U.S., primarily for residential, commercial and industrial, commercial real estate, education, auto and other retail purposes. A deterioration in economic conditions or changes in consumer or business behavior that negatively impacts home property or commercial property values could, in event of the borrower’s default, result in materially higher credit losses. Similarly, higher unemployment levels and higher interest rates can adversely affect our customers’ ability to repay their loans, which can negatively impact our credit performance.
The credit quality of our borrowers may deteriorate for a number of reasons that are outside our control, including prevailing economic and market conditions and collateral valuations. The trends and risks affecting borrower credit quality have caused, and in the future may cause, us to experience credit losses, impairment charges, increased repurchase demands, higher recovery costs, and an inability to engage in routine funding transactions, which could have a material adverse effect on our business, financial condition and results of operations.

Citizens Financial Group, Inc. | 23

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
One of the main types of risks inherent in our business is credit risk. An important feature of our credit risk management system is to employ an internal credit risk control system through which we identify, measure, monitor and mitigate the existing and emerging credit risk of our customers. This process involves a detailed analysis of the customer or credit risk, taking into account both quantitative and qualitative factors, and is inherently subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating system.
In addition, we have undertaken certain actions to enhance our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to effectively implement these initiatives, or consistently follow and refine our credit risk management system. If any of the foregoing were to occur, it may result in an increase in the level of nonaccrual loans and a higher risk exposure for us, which could have a material adverse effect on us.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
The FASB and SEC periodically change the financial accounting and reporting standards that govern the accounting for our financial results and the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.
Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.
The processes we use to estimate loan losses, measure the fair value of financial instruments and estimate the effects of changing interest rates and other market measures on our financial condition and results of operations are reliant upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based on observed historical market behavior, and we rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models could adversely affect our business decisions if the information is inadequate. In addition, our models may fail to predict future risk exposures if the information used is inaccurate, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not always predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In these instances, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated, which could harm our reputation and adversely affect our revenues and profits. Finally, information provided to our regulators based on poorly designed or implemented models could be inaccurate or insufficient. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be adversely affected due to their perception that the quality of the models used to generate the relevant information is insufficient.

Citizens Financial Group, Inc. | 24

The preparation of our financial statements requires us to make subjective determinations and use estimates that may vary from actual results and materially impact our financial condition and results of operations.
The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations and, at times, require management to exercise judgment in their application so as to report our financial condition and results of operations in the most appropriate manner. Certain accounting policies are critical because they require management to make difficult, subjective or complex judgments about matters that are inherently uncertain and the likelihood that materially different estimates would result under different conditions or through the utilization of different assumptions. Our critical accounting estimates include the ACL, estimations of fair value and review of goodwill for impairment. If our estimates are inaccurate or need to be adjusted periodically, our financial condition and results of operations could be materially impacted. For more information regarding our use of estimates in the preparation of our consolidated financial statements, see Note 1 in Item 8 and the “Critical Accounting Estimates” section in Item 7.
Operational risks are inherent in our businesses.
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; improper conduct or errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable legal and regulatory requirements and business conduct rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks against us or our vendors, or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we implement risk controls and loss mitigation actions and devote substantial resources to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks we face. Any weakness in these systems or controls, or any breaches or alleged breaches of such laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, and have an adverse impact on our business, applicable authorizations and licenses, reputation and results of operations.
The financial services industry, including the banking sector, continues to make technological enhancements to meet customer preferences, as well as meet legal and regulatory requirements, and we may not be able to compete effectively as a result of these changes.
Technology within the financial services industry continues to evolve and new, unexpected technological changes could have a transformative effect on the way banks offer products and services. We believe our success depends, to a great extent, on our ability to utilize technology to offer products and services that address the needs of our customers and to create efficiencies in our operations. However, we may not be able to, among other things, keep up with the rapid pace of technological changes, effectively implement new technology-driven products and services, or be successful in marketing these products and services to our customers. As a result, our ability to compete effectively to attract or retain business may be impaired, and our business, financial condition or results of operations may be adversely affected.
In addition, changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates the development and implementation of new information systems for our business. Regulatory guidance continues to be focused on the need for financial institutions to perform appropriate due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers. Given the significant number of ongoing regulatory reform initiatives, it is possible that we incur higher than expected information technology costs in order to comply with current and impending regulations. Also, see “Supervisory requirements and expectations on us as a financial holding company and a bank holding company and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.”

Citizens Financial Group, Inc. | 25

We are subject to a variety of cybersecurity risks that, if realized, could adversely affect how we conduct our business.
Evolving technologies and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties present a significant information security risk to large financial institutions such as us. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Risks related to cyber-attacks on our vendors and other third parties, including supply chain attacks affecting our software and information technology service providers, are on the rise as such attacks become more frequent and severe. Employee error, failure to follow security procedures, or malfeasance also present these risks. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks as well as in the third-party computer systems and networks used to provide products and services on our behalf. Although we believe that we have appropriate information security procedures and controls based on our adherence to applicable laws and regulations and industry standards, our technologies, systems, and networks may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, theft, sale or loss or destruction of the confidential and/or proprietary information of CFG, and our customers, vendors, counterparties, or employees. We and our third-party vendors are under continuous threat of loss or network degradation due to cyber-attacks, such as computer viruses, malicious or destructive code, phishing attacks, ransomware, and Distributed Denial of Service (“DDoS”) attacks (collectively, “fraudulent schemes”). Also, our customers are routinely the target of fraudulent schemes. This is especially true as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face as a result of these fraudulent schemes are potential loss of funds resulting from customers falling victim to cybercriminal communications directed to them or unauthorized access to sensitive customer data. Cybercriminals can use fraudulent schemes directly targeting our customers or our own systems to compromise and directly extract funds from a customer’s account or access sensitive customer data. Certain technology protections such as Customer Profiling and Step-Up Authentications are implemented so that we are compliant with the FFIEC Authentication and Access to Financial Institution Services and Systems guidelines.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense, to investigate and remediate any information security vulnerabilities internally, to assess and mitigate issues associated with customers that have fallen victim to fraudulent schemes, and perform additional due diligence with respect to our third-party vendors. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of system disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Cyber-attacks against the patches themselves have also proven to be a significant risk that companies will have to address going forward.
Despite our efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, could take considerable time for us to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During the course of an investigation, we may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident. Moreover, new regulations may require us to disclose information about a cybersecurity event before it has been resolved or fully investigated.
The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. These actors may attempt to fraudulently induce employees, customers or other third-party users of our systems to disclose sensitive information in order to gain access to data or our systems. In the event that a cyber-attack is successful, our business, financial condition or results of operations may be adversely affected. For a discussion of the guidance that regulators have released regarding cybersecurity and cyber risk management standards, see the “Regulation and Supervision” section of Item 1.

Citizens Financial Group, Inc. | 26

We rely heavily on communications and information systems to conduct our business.
Any failure, interruption or breach in the security of our communication and information systems, including due to cyber-attacks or our failure to adequately maintain and manage our systems or implement system changes and upgrades, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Although our policies and procedures are designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that these policies and procedures will be successful and that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could require us to devote substantial resources to recovery and response efforts, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability. Although we maintain insurance coverage for information security events, we may incur losses as a result of such events that are not insured against or not fully covered by our insurance.
We rely on third parties for the performance of a significant portion of our information technology.
We rely on third parties for the performance of a significant portion of our information technology functions and the provision of information technology and business process services including, but not limited to, the operation of our data communications networks, hosted services, and a wide range of other support services. The success of our business depends in part on the continuing ability of third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate third or fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable time frames. If these services are not performed in a satisfactory manner, we would not be able to adequately serve our customers. In either situation, our business could incur significant costs and be adversely affected.
We are exposed to reputational risk and the risk of damage to our brands and the brands of our affiliates.
Our success and results depend on our reputation and the strength of our brands. We are vulnerable to adverse market perception as we operate in an industry where integrity, customer trust and confidence are paramount. We are exposed to the risk that litigation, employee misconduct, operational failures, the outcome of regulatory or other investigations or actions, press speculation and negative publicity, perception of our environmental, social and governance practices and disclosures, among other factors, could damage our brands or reputation. Our brands and reputation could also be harmed if we sell products or services that do not perform as expected or customers’ expectations for the product are not satisfied.
Unpredictable catastrophic events, including pandemics, terrorist attacks, extreme weather events and other large-scale catastrophes, could have an adverse effect on our business, financial position and results of operations.
The occurrence of catastrophic events, including pandemics, terrorists attacks, extreme weather events, such as hurricanes, tropical storms, or tornadoes, and other large-scale catastrophes could adversely affect our business, financial condition or results of operations. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, and cause significant property damage or operational disruptions, resulting in loss of revenue or causing us to incur additional expenses.
Furthermore, although we maintain both business continuity and disaster recovery plans, if a terrorist attack, extreme weather event, or other catastrophe rendered our production and recovery data unusable, there can be no assurance that these plans and related capabilities will adequately protect us from such events, and our business, financial condition or results of operations could be adversely affected.
While the U.S. economy has generally recovered since the onset of the COVID disruption, a resurgence of pandemic conditions could reintroduce, or intensify, these impacts and adversely affect our business, financial condition and results of operations, as well as our liquidity and capital profile.

Citizens Financial Group, Inc. | 27

The effects of geopolitical instability may adversely affect us and create significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Ongoing geopolitical instability, such as the wars in Ukraine and the Middle East, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable, including the extent and duration of the wars and the associated immeasurable humanitarian toll inflicted as a result. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
Risks Related to Our Industry
Any deterioration in national economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by national economic conditions, as well as perceptions of those conditions and future economic prospects. Changes in such economic conditions are not predictable and cannot be controlled. Adverse economic conditions, such as recent inflationary pressures, could require us to charge off a higher percentage of loans and increase the provision for credit losses, which would reduce our net income and otherwise have a material adverse effect on our business, financial condition and results of operations.
We operate in an industry that is highly competitive, which could result in losing business or margin declines and have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive industry, which could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services, including non-banking financial institutions that are not subject to the same regulatory restrictions as banks and BHCs, securities firms and insurance companies, and competitors that may have greater financial resources.
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

Citizens Financial Group, Inc. | 28

We are also exposed to risks associated with the transition to a lower-carbon economy in response to concerns around climate change. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences that are intended to address climate change. These changes could materially and negatively impact our or our customers’ business, results of operations, financial condition and reputation. This could occur as a result of our or our customers’ involvement in, or decision not to participate in, certain industries or projects associated with exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations related to climate change. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
The conditions of other financial institutions or of the financial services industry could adversely affect our operations and financial condition.
Financial services institutions are typically interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, the default by any one institution could lead to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant market and customer perception of the risk of similar problems at other institutions. This perception of risk could, in and of itself, lead to adverse impacts on liquidity. Liquidity problems and losses or defaults by other institutions, as the financial soundness of financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis, or key funding providers such as the FHLBs, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulations Governing Our Industry
As a financial holding company and a bank holding company, we are subject to comprehensive regulation that could have a material adverse effect on our business and results of operations.
As a FHC and a BHC, we are subject to comprehensive regulation, supervision and examination by the FRB. In addition, CBNA is subject to comprehensive regulation, supervision and examination by the OCC. Our regulators supervise us through regular examinations and other means that allow them to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In the course of their supervision and examinations, our regulators may require improvements in various areas. We may be required to devote substantial resources to meet supervisory expectations or remediate supervisory findings. In addition, the failure to meet supervisory expectations can result in practical limitations on the ability of a bank, BHC or FHC to engage in new activities, pursue growth opportunities, engage in acquisitions, return capital to shareholders through repurchases or dividends, or continue to conduct existing activities. If we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to informal (nonpublic) or formal (public) supervisory actions and public enforcement orders that could lead to significant restrictions on our existing business or on our ability to engage in any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such actions through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory or enforcement action could have a material adverse effect on our business, financial condition and results of operations.
We are a BHC that has elected to become a FHC pursuant to the Bank Holding Company Act. FHCs are allowed to engage in certain financial activities in which a BHC is not otherwise permitted to engage. However, to maintain FHC status, a BHC and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” If a BHC ceases to meet these capital and management requirements, there are many penalties it would be faced with, including the imposition of limitations or conditions on the conduct of its activities by the FRB, as well as the inability to undertake any of the broader financial activities permissible for FHCs or to acquire a company engaged in such financial activities without prior approval of the FRB. If a company does not return to compliance within 180 days, which period may be extended, the FRB may require divestiture of the company’s depository institutions. If we fail to meet FHC requirements and remediate deficiencies in a timely manner, there could be a material adverse effect on our business, financial condition and results of operations.

Citizens Financial Group, Inc. | 29

Our regulators may impose restrictions or limitations on our operations.
From time to time, bank regulatory agencies take supervisory actions that restrict or limit a financial institution’s activities and lead it to raise capital or subject it to other requirements. In addition, as part of our regular examination process, our regulators may advise us to conduct significant remediation activities or operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, could adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations.
The regulatory environment in which we operate continues to be subject to significant and evolving regulatory requirements that could have a material adverse effect on our business and earnings.
We are heavily regulated by multiple banking, consumer protection, securities and other regulatory authorities at the federal and state levels. This regulatory oversight is primarily established to protect depositors, the DIF, consumers of financial products, and the financial system as a whole, not for the protection of shareholders or other investors. Changes to statutes, regulations, rules or policies, including their interpretation, implementation or enforcement, could affect us in substantial and unpredictable ways, including by, for example, subjecting us to additional costs, limiting the types of financial services and other products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties, including non-banks, to offer competing financial services and products. In recent years, we, together with the rest of the financial services industry, have faced particularly intense scrutiny, with many new regulatory initiatives and vigorous oversight and enforcement on the part of numerous regulatory and governmental authorities. Legislatures and regulators have pursued a broad array of initiatives intended to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection. Certain regulators and law enforcement authorities have also recently required admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters brought by them against financial institutions. Any such resolution of a matter involving us could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business or engage in certain activities and could have other negative effects. In addition, a single event or issue may give rise to numerous and overlapping investigations and proceedings, including by multiple federal and state regulators and other governmental authorities.
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

Citizens Financial Group, Inc. | 30

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
As a BHC, the Parent Company is a separate and distinct legal entity from CBNA, our banking subsidiary. The Parent Company typically receives substantially all of its revenue from dividends from CBNA. These dividends are the principal source of funds to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that CBNA may pay to the Parent Company. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA is unable to pay dividends to the Parent Company, it may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from CBNA could have a material adverse effect on our business, financial condition and results of operations. See the “Regulation and Supervision” section in Item 1 and the “Capital and Regulatory Matters” section in Item 7.
From time-to-time, we may become or are subject to regulatory actions that may have a material impact on our business.
We may become or are involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These regulatory actions involve accounting, compliance and operational matters, among others, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief that may require changes to our business or otherwise materially impact our business.
In regulatory actions, such as those referred to above, it is inherently difficult to determine whether any loss is probable or whether it is possible to reasonably estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual fine, penalty or other relief, conditions or restrictions, if any, may be, particularly for actions that are in their early stages of investigation. We may be required to make significant restitution payments to CBNA customers arising from certain compliance issues and also may be required to pay civil money penalties in connection with certain of these issues. This uncertainty makes it difficult to estimate probable losses which, in turn, can lead to substantial disparities between the reserves we may establish for such proceedings and the eventual settlements, fines, or penalties. Adverse regulatory actions could have a material adverse effect on our business, financial condition and results of operations.

Citizens Financial Group, Inc. | 31

We are and may be subject to litigation that may have a material impact on our business.
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices, mis-selling of certain products, violations of contract or intellectual property rights, and other compliance or operational failures. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we may be involved, see Note 19 in Item 8.
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
•failures of financial institutions perceived to be similar to us;
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

Citizens Financial Group, Inc. | 32

We may not repurchase shares or pay cash dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future, which could adversely affect the market price of our common stock. Also, as a BHC, our ability to repurchase shares and declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. Additionally, we are also generally required to receive the FRB’s approval for any dividends, share repurchases, or redemption of capital securities if we are required to resubmit our capital plan. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to repurchase shares and declare and pay dividends on our capital stock. See the “Regulation and Supervision” section in Item 1 and the “Capital and Regulatory Matters” section in Item 7 for further discussion of the regulations to which we are subject.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s Cybersecurity Program (“CSP”) drives an end-to-end, continuous process that protects our customers, colleagues, assets, premises, systems, and information (electronic and non-electronic), and is designed to ensure compliance with current and emerging federal and state laws and regulations. The CSP is designed to ensure the effective implementation of the Corporate Security and Resilience Operating Model across all business lines of the Company and is under the supervision of the Chief Security Officer (“CSO”).
Non-Financial Risk Management coordinates the development, maintenance, and day-to-day oversight of the Company’s Enterprise Risk Management Governance Framework (“the Framework”), which defines an integrated enterprise-wide approach to risk management. This centrally managed program is designed to ensure that all business lines play a role in the successful implementation of the CSP. The CSP aligns with the Framework, enabling the CSO to provide risk oversight to and drive accountability from the business lines.
The CSP is designed to assess and mitigate threats and risks to the Company. New and emerging threats are assessed through an intelligence lifecycle, which includes threat modeling. In addition, risk assessment processes drive risk identification and measurement related to security. Once risks are identified and measured, the Framework is leveraged to track and mitigate them. Control testing is utilized to demonstrate that risks are managed effectively, identify gaps in expected control operation, and develop appropriate remediation plans, in order to manage risk to the Company within tolerable limits.
As part of the Company’s Third Party Risk Management Program and in support of the CSP, reviews for cybersecurity, business continuity, fraud, and other policy-related topics are performed for the onboarding of new vendors and ongoing monitoring of existing vendors. Ratings assigned to a vendor determine review frequency and scope. Results are reported to key stakeholders and identified issues are tracked and monitored.

Citizens Financial Group, Inc. | 33

The Company regularly reviews the nature of its business activities and modifies the CSP as appropriate. Many of the elements of the CSP are cyber defense related and are in place to reduce our risk to a wide range of potential cyber threats that may target our assets and information daily. The effectiveness of the CSP is assessed and measured periodically by various lines of defense within the Company and is conducted primarily through risk assessments, assurance testing, and an independent audit. External organizations are also routinely engaged to assess our CSP and test our perimeter defenses. The effectiveness of the CSP is reported periodically to the appropriate governance committees.
Governance
Under the guidance of our CSO, we maintain a comprehensive CSP designed to protect our employees, customers, assets, premises, systems, and information against unauthorized access, misuse, alteration, or destruction that could result in substantial harm or inconvenience to our customers, and loss or reputational damage. The CSP incorporates all of our security policies and covers the core elements of access control, infrastructure security, cybersecurity event and incident management, data protection, third-party vendor cyber risk oversight, payment security, and training and awareness. Independent assessment and benchmarking of the CSP are regularly completed, and the CSP is reviewed and assessed by federal regulators. While we look to numerous frameworks to ensure the CSP is maintained in line with regulatory expectations and industry best practices, the National Institute of Standards and Technology cybersecurity framework is the primary standard against which we benchmark ourselves.
Both the Risk and Audit Committees have oversight of the management of our cybersecurity risk. The Audit Committee is responsible for overseeing the CSP under its risk oversight responsibilities as it relates to financial controls. The Risk Committee is responsible for oversight of the management of cybersecurity risk consistent with the Framework.
The CSP is presented by the CSO to the Risk Committee annually for approval in conjunction with an annual cybersecurity briefing. This briefing provides an overall assessment of the effectiveness of the CSP and an outlook for the upcoming year. In addition to the annual cybersecurity briefing, the CSO provides updates on cybersecurity to the Risk Committee at each of its meetings. The Audit Committee and Board also receive regular cybersecurity updates as part of the reporting provided by the Technology/Cyber Oversight Committee, a management committee chaired by the CEO which provides executive oversight, guidance and transparency to key transformative initiatives designed to enhance our technology stability, cyber defenses and risk management capabilities. Further, to ensure the Board maintains the appropriate knowledge for providing effective oversight, it is provided with relevant cybersecurity training on an annual basis, with any additional training provided as requested.
ITEM 2. PROPERTIES
We lease five operations centers in Boston, Medford, and Westwood, Massachusetts; Pittsburgh, Pennsylvania; and Glen Allen, Virginia. We own two principal operations centers in Johnston and East Providence, Rhode Island. At December 31, 2023, our subsidiaries owned and operated a total of 60 facilities and leased an additional 1,193 facilities. We believe our current facilities are adequate to meet our needs. See Note 7 and Note 9 in Item 8 for more information regarding our premises and equipment, and leases, respectively.
ITEM 3. LEGAL PROCEEDINGS
Information required by this item is presented in Note 19 in Item 8 and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 1, 2024, our common stock was owned by 7,086 holders of record (including Cede & Co.) and approximately 445,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12.

Citizens Financial Group, Inc. | 34

The following graph compares the cumulative total stockholder returns for our performance during the five-year period ended December 31, 2023 relative to the performance of the Standard & Poor’s 500® index, a commonly referenced U.S. equity benchmark consisting of leading companies from diverse economic sectors; the KBW Nasdaq Bank Index (“BKX”), composed of 24 leading national money centers, regional banks and thrifts; and a group of other banks that constitute our peer regional banks. The graph assumes a $100 investment at the closing price on December 31, 2018 in each of CFG common stock, the S&P 500 index, the BKX and the peer market-capitalization weighted average and assumes all dividends were reinvested on the date paid. The points on the graph represent the fiscal quarter-end amounts based on the last trading day in each subsequent fiscal quarter.
This graph shall not be deemed “soliciting material” or be filed with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Citizens Financial Group, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018
CFG	$140	$157	$181	$132	$142	$100
S&P 500 Index	207	164	200	156	131	100
KBW BKX Index	132	133	169	122	136	100
Peer Regional Bank Average	133	134	162	120	134	100

Citizens Financial Group, Inc. | 35

Issuer Purchase of Equity Securities

Details of the repurchases of the Company’s common stock during the three months ended December 31, 2023 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
October 1, 2023 - October 31, 2023	329	$16.82	—	$1,094,000,058
November 1, 2023 - November 30, 2023	335	$23.43	—	$1,094,000,058
December 1, 2023 - December 31, 2023	691	$12.41	—	$1,094,000,058
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

Citizens Financial Group, Inc. | 36

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 37

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $222.0 billion in assets as of December 31, 2023. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,200 ATMs and more than 1,100 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
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
Other companies may use similarly titled non-GAAP financial measures that may be calculated differently from the way we calculate such measures. Accordingly, our non-GAAP financial measures may not be comparable to similar measures used by such companies. We caution investors not to place undue reliance on such non-GAAP financial measures, but to consider them with the most directly comparable GAAP measures. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our results reported under GAAP.
Non-GAAP measures are denoted throughout our MD&A by the use of the term “Underlying.” Where there is a reference to these metrics in that paragraph, all measures that follow are on the same basis when applicable. For more information on the computation of non-GAAP financial measures, see “Non-GAAP Financial Measures and Reconciliations.”

Citizens Financial Group, Inc. | 38

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $465 million, with earnings per diluted common share down $0.97 to $3.13 compared to 2022.
Results reflect notable items of $357 million or $0.75 per diluted common share, net of tax benefit, compared to $352 million or $0.74 per diluted common share, net of tax benefit, in 2022.

Table 1: Notable Items
	Year Ended December 31, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Provision	Underlying results (non-GAAP)
Noninterest expense	$5,507	$104	$177	$225	$—	$5,001
Income tax expense	422	(28)	(63)	(58)	—	571

	Year Ended December 31, 2022
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Provision(4)	Underlying results (non-GAAP)
Provision for credit losses	$474	$—	$—	$—	$169	$305
Noninterest income	2,009	(31)	—	—	—	2,040
Noninterest expense	4,892	213	49	—	—	4,630
Income tax expense	582	(58)	(9)	—	(43)	692
(1) Includes integration related costs associated with acquisitions for the years ended December 31, 2023 and 2022, and mark-to-market losses on loans acquired from Investors classified as LHFS for the year ended December 31, 2022.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the years ended December 31, 2023 and 2022, a one-time deferred tax benefit for the year ended December 31, 2023 and income tax impacts related to legacy tax matters for the year ended December 31, 2022.
(3) Represents an industry-wide FDIC special assessment. For more information, see “Regulation and Supervision - Deposit Insurance” in Item 1.
(4) Includes the initial provision for credit losses tied to the HSBC transaction and Investors acquisition. As required by purchase accounting, a fair value mark for performing loans including both credit and interest rate components is recorded in addition to the provision for credit losses expense, thus the credit exposure has been “double counted.”
•Net income available to common stockholders decreased $469 million to $1.5 billion compared to 2022.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $1.8 billion compared to $2.3 billion in 2022.
◦On an Underlying basis, earnings per diluted common share of $3.88 compared to $4.84 in 2022.
•Total revenue increased $203 million to $8.2 billion compared to 2022, driven by an increase of 4% in net interest income, including the impacts of the HSBC transaction and Investors acquisition.
•The efficiency ratio of 67.0% compared to 61.0% in 2022.
◦On an Underlying basis, the efficiency ratio of 60.8% compared to 57.5% in 2022.
•ROTCE of 10.9% compared to 13.9% in 2022.
◦On an Underlying basis, ROTCE of 13.5% compared to 16.4%.
•Tangible book value per common share of $30.91 increased 11% from 2022.
For additional information regarding our financial performance, see “Results of Operations — 2023 compared with 2022” included in this report.

Citizens Financial Group, Inc. | 39

RESULTS OF OPERATIONS — 2023 compared with 2022

Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “Market Risk — Non-Trading Risk” and “Risk Governance.”

Table 2: Major Components of Net Interest Income
	Year Ended December 31,
	2023			2022			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances		Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$8,531	$451	5.22%	$6,195	$128	2.04%	$2,336	318	bps
Taxable investment securities	39,437	1,162	2.94	35,639	840	2.35	3,798		59
Non-taxable investment securities	2	—	2.68	3	—	2.33	(1)		35
Total investment securities	39,439	1,162	2.94	35,642	840	2.35	3,797		59
Commercial and industrial	48,693	2,956	5.99	50,002	1,942	3.83	(1,309)		216
Commercial real estate	29,206	1,804	6.09	24,746	1,026	4.09	4,460		200
Leases	1,305	46	3.53	1,521	46	3.00	(216)		53
Total commercial	79,204	4,806	5.99	76,269	3,014	3.90	2,935		209
Residential mortgages	30,660	1,052	3.43	27,759	876	3.16	2,901		27
Home Equity	14,475	1,092	7.54	13,057	555	4.25	1,418		329
Automobile	10,374	429	4.13	13,729	507	3.69	(3,355)		44
Education	12,333	621	5.04	13,047	560	4.29	(714)		75
Other retail	5,171	489	9.46	5,483	456	8.31	(312)		115
Total retail	73,013	3,683	5.04	73,075	2,954	4.04	(62)		100
Total loans and leases	152,217	8,489	5.53	149,344	5,968	3.97	2,873		156
Loans held for sale, at fair value	1,160	73	6.26	1,767	67	3.77	(607)		249
Other loans held for sale	339	29	8.43	1,188	57	4.71	(849)		372
Interest-earning assets	201,686	10,204	5.02	194,136	7,060	3.61	7,550		141
Noninterest-earning assets	20,535			20,925			(390)
Total assets	$222,221			$215,061			$7,160
Liabilities and Stockholders’ Equity
Checking with interest	$33,960	$446	1.31%	$36,127	$142	0.39%	($2,167)		92
Money market	51,178	1,494	2.92	48,410	320	0.66	2,768		226
Savings	29,266	433	1.48	27,524	100	0.37	1,742		111
Term	19,320	772	4.00	8,330	89	1.07	10,990		293
Total interest-bearing deposits	133,724	3,145	2.35	120,391	651	0.54	13,333		181
Short-term borrowed funds	746	43	5.70	1,584	23	1.47	(838)		423
Long-term borrowed funds	15,853	775	4.86	12,078	374	3.07	3,775		179
Total borrowed funds	16,599	818	4.89	13,662	397	2.88	2,937		201
Total interest-bearing liabilities	150,323	3,963	2.63	134,053	1,048	0.78	16,270		185
Demand deposits	41,581			51,717			(10,136)
Other noninterest-bearing liabilities	6,711			5,553			1,158
Total liabilities	198,615			191,323			7,292
Stockholders’ equity	23,606			23,738			(132)
Total liabilities and stockholders’ equity	$222,221			$215,061			$7,160
Interest rate spread			2.39%			2.83%			(44)
Net interest income and net interest margin		$6,241	3.09%		$6,012	3.10%			(1)
Net interest income and net interest margin, FTE(1)		$6,258	3.10%		$6,023	3.10%			—
Memo: Total deposits (interest-bearing and demand)	$175,305	$3,145	1.79%	$172,108	$651	0.38%	$3,197		141
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.

Citizens Financial Group, Inc. | 40

Net interest income increased $229 million, or 4%, compared to 2022, reflecting stable net interest margin and growth of 4% in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition.
Net interest margin on a FTE basis was neutral compared to 2022, reflecting higher interest-earning asset growth and associated yields, offset by increased funding costs.
Average interest-earning assets increased $7.6 billion, or 4%, compared to 2022, primarily attributable to growth in loans and leases reflecting the impacts of the HSBC transaction and Investors acquisition, and growth in investments.
Average deposits increased $3.2 billion, or 2%, compared to 2022, primarily attributable to the impacts of the HSBC transaction and Investors acquisition.
Average total borrowed funds increased $2.9 billion compared to 2022, driven by an increase in FHLB advances and secured borrowings collateralized by auto loans.

Table 3: Changes in Net Interest Income Due to Average Volume and Average Rate
	Year Ended December 31,
	2023 Versus 2022
(dollars in millions)	Average Volume(1)	Average Rate(1)	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$47	$276	$323
Taxable investment securities	91	231	322
Non-taxable investment securities	—	—	—
Total investment securities	91	231	322
Commercial and industrial	(49)	1,063	1,014
Commercial real estate	182	596	778
Leases	(7)	7	—
Total commercial	126	1,666	1,792
Residential mortgages	92	84	176
Home Equity	60	477	537
Automobile	(124)	46	(78)
Education	(31)	92	61
Other retail	(26)	59	33
Total retail	(29)	758	729
Total loans and leases	97	2,424	2,521
Loans held for sale, at fair value	(23)	29	6
Other loans held for sale	(41)	13	(28)
Total interest income	$171	$2,973	$3,144
Interest Expense
Checking with interest	($9)	$313	$304
Money market	19	1,155	1,174
Savings	7	326	333
Term	117	566	683
Total interest-bearing deposits	134	2,360	2,494
Short-term borrowed funds	(12)	32	20
Long-term borrowed funds	128	273	401
Total borrowed funds	116	305	421
Total interest expense	250	2,665	2,915
Net interest income	($79)	$308	$229
(1) Volume and rate changes are allocated on a consistent basis using the respective percentage changes in average balances and average rates.

Citizens Financial Group, Inc. | 41

Noninterest Income

Table 4: Noninterest Income
	Year Ended December 31,
(dollars in millions)	2023	2022	Change	Percent
Service charges and fees	$410	$420	($10)	(2%)
Capital markets fees	319	368	(49)	(13)
Card fees	296	273	23	8
Trust and investment services fees	259	249	10	4
Mortgage banking fees	242	261	(19)	(7)
Foreign exchange and derivative products	183	188	(5)	(3)
Letter of credit and loan fees	168	159	9	6
Securities gains, net	28	9	19	211
Other income(1)	78	82	(4)	(5)
Noninterest income	$1,983	$2,009	($26)	(1%)
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the year ended December 31, 2023, compared to 2022, are highlighted below.
•The decline in capital markets fees reflects lower loan syndication, underwriting and M&A advisory fees.
•Mortgage banking fees declined driven by lower production and servicing fees and a decline in MSR valuation, net of hedge impact.
•The decline in service charges and fees reflects the elimination of the non-sufficient funds fee in Consumer Banking.
•Card fees increased given higher transaction volumes.
•Trust and investment services fees reflect increased sales activity and asset management fees.
Noninterest Expense

Table 5: Noninterest Expense
	Year Ended December 31,
(dollars in millions)	2023	2022	Change	Percent
Salaries and employee benefits	$2,599	$2,549	$50	2%
Equipment and software	756	648	108	17
Outside services	687	700	(13)	(2)
Occupancy	492	410	82	20
Other operating expense	973	585	388	66
Noninterest expense	$5,507	$4,892	$615	13%
The increase in noninterest expense for the year ended December 31, 2023, compared to 2022, was driven by salaries and employee benefits reflecting the Private Bank start-up investment, equipment and software driven by software maintenance and amortization costs, and other operating expense associated with FDIC deposit insurance, fraud losses, advertising, and pension costs. The increase in FDIC deposit insurance reflects CBNA’s special assessment of $225 million and an increase in the deposit insurance assessment rate of two basis points that commenced with the first quarterly assessment period in 2023. For more information regarding CBNA’s special assessment, see “Regulation and Supervision - Deposit Insurance” in Item 1.

Citizens Financial Group, Inc. | 42

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “Analysis of Financial Condition — Credit Quality” for more information.
Provision expense of $687 million for 2023 compares to $474 million for 2022. The provision expense for 2023 reflects higher reserves against the Commercial Real Estate Office portfolio primarily driven by rising interest rates and return to office dynamics.
Income Tax Expense
Income tax expense of $422 million decreased $160 million and our effective income tax rate of 20.8% decreased from 21.9% compared to 2022. These decreases were driven by lower pre-tax income, the favorable impact of certain tax matters and additional benefits from tax-advantaged investments, partially offset by the adoption of the proportional amortization method for qualified investments in tax credit structures in 2023 and increased non-deductible FDIC premium expense.
Business Operating Segments
We have three business operating segments: Consumer Banking, Commercial Banking, and Non-Core. During the third quarter of 2023, our indirect auto and certain purchased consumer loan portfolios were transferred from the Consumer Banking segment into a new Non-Core segment to reflect the manner in which management is currently assessing performance and allocating resources. This new segment structure aligns with our recently announced balance sheet optimization strategy to discontinue the origination of certain non-strategic lending portfolios. Prior period results have been revised to conform to the new segment presentation.
For more information regarding our business operating segments see Note 26.
The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 26 for additional information.

Table 6: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking		Non-Core
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
(dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$4,187	$3,649	$2,292	$2,103	($129)	$378
Noninterest income	1,067	1,063	784	845	—	—
Total revenue	5,254	4,712	3,076	2,948	(129)	378
Noninterest expense	3,542	3,255	1,295	1,223	123	136
Profit (loss) before credit losses	1,712	1,457	1,781	1,725	(252)	242
Net charge-offs	280	174	250	46	78	52
Income (loss) before income tax expense (benefit)	1,432	1,283	1,531	1,679	(330)	190
Income tax expense (benefit)	373	328	378	375	(86)	48
Net income (loss)	$1,059	$955	$1,153	$1,304	($244)	$142
Average Balances:
Total assets	$72,693	$68,027	$76,028	$74,919	$13,745	$18,121
Total loans and leases(1)	66,356	62,523	72,937	70,992	13,669	18,048
Deposits	116,980	114,482	47,155	49,898	—	—
Interest-earning assets	66,999	63,289	73,321	71,276	13,675	18,048
(1) Includes LHFS.
Consumer Banking
Net interest income increased $538 million compared to 2022, driven by higher net interest margin reflecting higher interest-earning asset yields given higher market interest rates and growth in average interest-earning assets, including the impacts of the HSBC transaction and Investors acquisition. This increase was partially offset by higher funding costs.

Citizens Financial Group, Inc. | 43

Noninterest income increased $4 million compared to 2022, driven by card fees given higher transaction volumes and trust and investment services fees reflecting increased sales activity and asset management fees. This increase was partially offset by mortgage banking fees reflecting lower servicing and production fees and a decline in MSR valuation, net of hedge impact, and service charges and fees given the elimination of the non-sufficient funds fees.
Noninterest expense increased $287 million compared to 2022, driven by salaries and benefits reflecting the Private Bank start-up investment, equipment and software driven by software maintenance and amortization costs, and other operating expense associated with advertising and fraud losses.
Net charge-offs increased $106 million compared to 2022, driven by other retail and education as credit losses continue to gradually normalize from pandemic-era lows.
Commercial Banking
Net interest income increased $189 million compared to 2022, driven by higher net interest margin reflecting higher interest-earning asset yields given higher market interest rates and growth in average interest-earning assets, including the impact of the Investors acquisition. This increase was partially offset by higher funding costs.
Noninterest income decreased $61 million compared to 2022, driven by capital markets fees reflecting lower loan syndication, underwriting and M&A advisory fees, and foreign exchange and derivative products revenue reflecting lower client hedging activity. This decline was partially offset by service charges and fees reflecting the benefit of acquisitions and improvement in Treasury Solutions fees and card fees given higher transaction volumes.
Noninterest expense increased $72 million compared to 2022, driven primarily by salaries and employee benefits, and equipment and software driven by software maintenance and amortization costs.
Net charge-offs increased $204 million compared to 2022, reflecting an increased net charge-off level in the Commercial Real Estate Office portfolio primarily driven by rising interest rates and return to office dynamics, and the normalization of credit losses from pandemic-era lows.
Non-Core
Net interest income decreased $507 million compared to 2022, driven by the highest-cost implied marginal funding sources during 2023, including secured borrowings collateralized by auto loans, FHLB advances and, to the extent necessary to fully fund the Non-Core segment, brokered certificates of deposit.
Net charge-offs increased $26 million compared to 2022, driven by auto as credit losses continue to gradually normalize from pandemic-era lows.
RESULTS OF OPERATIONS — 2022 compared with 2021
For a description of our results of operations for 2022, see the “Results of Operations — 2022 compared with 2021” section of Item 7 in our 2022 Form 10-K.

Citizens Financial Group, Inc. | 44

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 7: Amortized Cost and Fair Value of Securities
	December 31, 2023		December 31, 2022
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other	$4,493	$4,380	$3,678	$3,486
State and political subdivisions	1	1	2	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	26,289	24,477	21,250	19,062
Other/non-agency	279	255	280	251
Total mortgage-backed securities	26,568	24,732	21,530	19,313
Collateralized loan obligations	667	664	1,248	1,206
Total debt securities available for sale	$31,729	$29,777	$26,458	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,696	$7,887	$9,253	$8,506
Total mortgage-backed securities	8,696	7,887	9,253	8,506
Asset-backed securities	488	463	581	536
Total debt securities held to maturity	$9,184	$8,350	$9,834	$9,042
Total debt securities available for sale and held to maturity	$40,913	$38,127	$36,292	$33,049
Equity securities, at cost(2)	$869	$869	$1,058	$1,058
Equity securities, at fair value(2)	173	173	153	153
(1) Excludes portfolio level basis adjustments of $60 million for securities designated in active fair value hedge relationships. The basis adjustments represent a reduction to the amortized cost of the securities being hedged.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of the securities portfolio is to provide a ready source of liquidity. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of December 31, 2023, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represent 96% of the fair value of our debt securities portfolio, with approximately $31.4 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, the Fixed Income Clearing Corporation bilateral repurchase agreement market, and the Bank Term Funding Program. The Bank Term Funding Program expires in March 2024 and we have not participated in this program through December 31, 2023. Securities are pledged at par value instead of fair value under this program.
For further discussion of the use of our securities as liquidity collateral see the “Regulation and Supervision — Liquidity Requirements” and “Liquidity Risk Management and Governance” sections in this document.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of December 31, 2023, the portfolio’s average effective duration, including recent hedging actions to reduce duration, was 3.9 years compared to 5.8 years as of December 31, 2022.

Citizens Financial Group, Inc. | 45

Table 8: Amortized Cost of AFS and HTM Securities by Contractual Maturity
	As of December 31, 2023
	Distribution of Maturities(1)
	1 Year or Less		After 1 Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Total
(dollars in millions)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
Amortized cost:
U.S. Treasury and other	$—	—%	$3,015	2.65%	$1,478	3.30%	$—	—%	$4,493	2.87%
State and political subdivisions	—	—	—	—	—	—	1	2.60	1	2.60
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	1,599	3.28	2,157	2.91	22,533	3.90	26,289	3.78
Other/non-agency	—	—	—	—	—	—	279	2.63	279	2.63
Collateralized loan obligations	—	—	—	—	100	7.11	567	6.97	667	6.99
Total debt securities available for sale	—	—	4,614	2.87	3,735	3.18	23,380	3.96	31,729	3.71
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	—	—	—	8,696	2.31	8,696	2.31
Asset-backed securities	—	—	488	4.01	—	—	—	—	488	4.01
Total debt securities held to maturity	—	—	488	4.01	—	—	8,696	2.31	9,184	2.40
Total debt securities	$—	—%	$5,102	2.98%	$3,735	3.18%	$32,076	3.51%	$40,913	3.41%
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

Loans and Leases

Table 9: Composition of Loans and Leases, Excluding LHFS
	December 31,
(dollars in millions)	2023	2022	Change	Percent
Commercial and industrial	$43,826	$51,836	($8,010)	(15)%
Commercial real estate	29,471	28,865	606	2
Leases	1,148	1,479	(331)	(22)
Total commercial	74,445	82,180	(7,735)	(9)
Residential mortgages	31,332	29,921	1,411	5
Home equity	15,040	14,043	997	7
Automobile	8,258	12,292	(4,034)	(33)
Education	11,834	12,808	(974)	(8)
Other retail	5,050	5,418	(368)	(7)
Total retail	71,514	74,482	(2,968)	(4)
Total loans and leases	$145,959	$156,662	($10,703)	(7%)
The decrease in total loans and leases as of December 31, 2023 compared to December 31, 2022 reflects a $7.7 billion decrease in commercial due to loans sold as part of balance sheet optimization actions and market conditions driving lower client demand. Retail declined $3.0 billion, driven by planned Non-Core portfolio runoff in auto, education and other retail, partially offset by growth in mortgage and home equity.

Citizens Financial Group, Inc. | 46

Table 10: Fixed and Variable Rate Loans and Leases by Maturity
	December 31, 2023
(dollars in millions)	1 Year or Less(1)	After 1 Year Through 5 Years(1)	After 5 Years Through 15 Years(1)	After 15 Years(1)	Total Loans and Leases
Fixed rate:
Commercial and industrial	$716	$1,812	$555	$17	$3,100
Commercial real estate	1,139	2,894	2,786	28	6,847
Leases	407	609	92	—	1,108
Total commercial fixed rate	2,262	5,315	3,433	45	11,055
Variable rate:
Commercial and industrial	9,610	28,723	2,346	47	40,726
Commercial real estate	8,360	12,355	1,867	42	22,624
Leases	15	25	—	—	40
Total commercial variable rate(2)	17,985	41,103	4,213	89	63,390
Total commercial	20,247	46,418	7,646	134	74,445
Fixed rate:
Residential mortgages	642	2,588	6,882	9,980	20,092
Home equity	91	171	200	12	474
Automobile	2,400	5,731	127	—	8,258
Education	825	3,424	6,031	408	10,688
Other retail	1,128	1,559	99	83	2,869
Total retail fixed rate	5,086	13,473	13,339	10,483	42,381
Variable rate:
Residential mortgages	171	712	3,000	7,357	11,240
Home equity	383	2,955	10,877	351	14,566
Automobile	—	—	—	—	—
Education	127	433	563	23	1,146
Other retail	2,168	13	—	—	2,181
Total retail variable rate	2,849	4,113	14,440	7,731	29,133
Total retail	7,935	17,586	27,779	18,214	71,514
Total loans and leases	$28,182	$64,004	$35,425	$18,348	$145,959
(1) Maturity is based on scheduled principal repayment date.
(2) Includes floating-rate commercial loans hedged to fixed rate to manage our exposure to the variability in interest cash flows. See “Market Risk” for additional information regarding our use of interest rate derivatives to hedge our loan portfolio.

Citizens Financial Group, Inc. | 47

Credit Quality
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 6.
The ACL as of December 31, 2023 compared to December 31, 2022 reflects a reserve increase of $78 million. For further information see Note 6.

Table 11: Allocation of the ALLL
	December 31,
(dollars in millions)	2023		2022
Commercial and industrial	$561	30%	$581	33%
Commercial real estate	663	20	456	18
Leases	26	1	23	1
Total commercial	1,250	51	1,060	52
Residential mortgages	181	22	207	19
Home equity	100	10	89	9
Automobile	57	6	131	8
Education	259	8	268	8
Other retail	251	3	228	4
Total retail	848	49	923	48
Total loans and leases	$2,098	100%	$1,983	100%

Table 12: ACL and Related Coverage Ratios by Portfolio
	December 31,
	2023			2022
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$43,826	$561	1.28%	$51,836	$581	1.12%
Commercial real estate	29,471	663	2.25	28,865	456	1.58
Leases	1,148	26	2.24	1,479	23	1.59
Total commercial	74,445	1,250	1.68	82,180	1,060	1.29
Residential mortgages	31,332	181	0.58	29,921	207	0.69
Home equity	15,040	100	0.66	14,043	89	0.63
Automobile	8,258	57	0.69	12,292	131	1.07
Education	11,834	259	2.18	12,808	268	2.09
Other retail	5,050	251	4.98	5,418	228	4.21
Total retail	71,514	848	1.19	74,482	923	1.24
Total loans and leases	$145,959	$2,098	1.44%	$156,662	$1,983	1.27%
Allowance for Unfunded Lending Commitments
Commercial(1)		$175	1.91%		$207	1.54%
Retail(2)		45	1.25		50	1.31
Total allowance for unfunded lending commitments		220			257
Allowance for credit losses	$145,959	$2,318	1.59%	$156,662	$2,240	1.43%
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

Citizens Financial Group, Inc. | 48

Table 13: Nonaccrual Loans and Leases
	December 31,
(dollars in millions)	2023	2022	Change		Percent
Commercial and industrial	$294	$249	$45		18%
Commercial real estate	477	103	374		NM
Leases	3	—	3		100
Total commercial	774	352	422		120
Residential mortgages	177	234	(57)		(24)
Home equity	285	241	44		18
Automobile	61	56	5		9
Education	28	33	(5)		(15)
Other retail	39	28	11		39
Total retail	590	592	(2)		—
Nonaccrual loans and leases	$1,364	$944	$420		44%
Nonaccrual loans and leases to total loans and leases	0.93%	0.60%	33	bps
Allowance for loan and lease losses to nonaccrual loans and leases	154	210	(56%)
Allowance for credit losses to nonaccrual loans and leases	170	237	(67%)

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	Year Ended December 31,
	2023			2022
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$110	$48,693	0.23%	$51	$50,002	0.10%
Commercial real estate	161	29,206	0.56	1	24,746	—
Leases	(4)	1,305	(0.29)	—	1,521	(0.03)
Total commercial	267	79,204	0.34	52	76,269	0.07
Residential mortgages	2	30,660	—	(1)	27,759	—
Home equity	(10)	14,475	(0.07)	(28)	13,057	(0.22)
Automobile	55	10,374	0.53	36	13,729	0.26
Education	92	12,333	0.74	59	13,047	0.45
Other retail	203	5,171	3.93	152	5,483	2.77
Total retail	342	73,013	0.47	218	73,075	0.30
Total loans and leases	$609	$152,217	0.40%	$270	$149,344	0.18%
For the year ended December 31, 2023, net charge-offs increased $339 million and the net charge-off ratio increased 22 basis points compared to 2022.
For the year ended December 31, 2023, the increase in net charge-offs reflects a $124 million increase in retail, primarily other retail and education, and a $215 million increase in commercial, with increases in commercial real estate and commercial and industrial. The increase in commercial real estate was driven by Commercial Real Estate Office while the commercial and industrial increase reflects company-specific idiosyncratic charge-offs. Retail is increasing from pandemic lows as expected.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. We utilize internal risk ratings to monitor credit quality for commercial loans and leases. For more information on internal risk ratings see Note 6.
Total commercial criticized balances of $8.4 billion at December 31, 2023 increased $2.9 billion compared to December 31, 2022, and declined $524 million compared to September 30, 2023.
Commercial and industrial criticized balances of $3.4 billion at December 31, 2023 increased from $3.1 billion at December 31, 2022, primarily driven by the impact of rising interest rates and certain sector-specific labor challenges in the Arts, entertainment and recreation sector, as well as the trade sectors.

Citizens Financial Group, Inc. | 49

Commercial real estate criticized balances of $5.0 billion at December 31, 2023 increased from $2.4 billion at December 31, 2022, primarily driven by the combined impacts of interest rates and return-to-office dynamics on the Office sector and the impacts of interest rates on the Multi-family sector. Approximately 98% of commercial real estate loans remain current on payments as of December 31, 2023.
For more information on the distribution of commercial loans by vintage date and internal risk rating, see Note 6.

Table 15: Commercial and Industrial Loans by Industry Sector
	December 31, 2023		December 31, 2022
(dollars in millions)	Balance	% of Total Commercial and Industrial	Balance	% of Total Commercial and Industrial
Finance and insurance
Capital call facilities	$5,780	13%	$6,753	13%
Other finance and insurance	5,991	14	5,310	10
Other manufacturing	3,616	8	4,474	9
Technology	3,307	8	4,367	8
Accommodation and food services	2,917	7	3,572	7
Health, pharma, and social assistance	2,562	6	3,056	6
Professional, scientific, and technical services	2,313	4	3,067	6
Wholesale trade	2,391	5	2,955	6
Retail trade	2,366	5	2,391	5
Other services	2,081	5	2,713	5
Energy and related	1,973	5	2,299	4
Rental and leasing	1,069	2	1,542	3
Consumer products manufacturing	893	2	1,511	3
Administrative and waste management	1,549	4	1,710	3
Arts, entertainment, and recreation	1,602	4	1,587	3
Automotive	894	2	1,316	3
Other	2,522	6	3,091	6
Total commercial and industrial(1)	$43,826	100%	$51,715	100%
(1) Excludes PPP loans of $121 million as of December 31, 2022.

Citizens Financial Group, Inc. | 50

Table 16: Commercial Real Estate by Property Type and State
	December 31, 2023		December 31, 2022
(dollars in millions)	Balance	% of Total CRE	Balance	% of Total CRE
Property type
Multi-family	$9,367	32%	$8,696	30%
Office
Credit tenant lease and life sciences(1)	2,268	8	2,205	8
Other general office	3,648	12	4,048	14
Retail	3,407	12	3,208	11
Industrial	3,981	14	3,344	12
Co-op	1,796	6	1,824	6
Data center	841	3	870	3
Hospitality	608	2	638	2
Other	3,555	11	4,032	14
Total commercial real estate	$29,471	100%	$28,865	100%
State
New York	$7,035	24%	$7,224	25%
New Jersey	3,829	13	4,300	15
Pennsylvania	2,613	9	2,819	10
California	2,314	8	1,878	7
Texas	2,163	7	1,844	6
Massachusetts	1,897	6	1,688	6
Florida	1,087	4	799	3
Other Southeast(2)	3,056	10	3,042	10
Other	5,477	19	5,271	18
Total commercial real estate	$29,471	100%	$28,865	100%
(1) Credit tenant lease includes loans to nationally recognized tenants with high credit ratings and life sciences includes loans to provide lab and office space for tenants involved in the study and development of scientific discoveries.
(2) Includes Georgia, Maryland, North Carolina, South Carolina and Virginia.

Citizens Financial Group, Inc. | 51

Table 17: Commercial Real Estate by Geography
	As of December 31, 2023
		Office
(dollars in millions)	Multi-Family	Credit Tenant Lease and Life Sciences(1)	Other General Office	Retail	Industrial	Co-op	Other	Total
New York City
Brooklyn	$1,177	$18	$69	$161	$38	$57	$109	$1,629
Manhattan	645	47	118	85	—	1,374	336	2,605
Other NYC	600	3	196	126	85	217	178	1,405
New York - ex. NYC	387	23	125	304	107	148	302	1,396
New Jersey	1,741	98	362	719	444	—	465	3,829
Pennsylvania	1,272	247	200	665	129	—	100	2,613
California	274	479	344	—	635	—	582	2,314
Texas	550	128	311	23	398	—	753	2,163
Massachusetts	252	679	127	246	129	—	464	1,897
Florida	409	—	39	115	381	—	143	1,087
Other Southeast(2)	724	185	930	239	352	—	626	3,056
Other	1,336	361	827	724	1,283	—	946	5,477
Total commercial real estate	$9,367	$2,268	$3,648	$3,407	$3,981	$1,796	$5,004	$29,471
(1) Credit tenant lease includes loans to nationally recognized tenants with high credit ratings and life sciences includes loans to provide lab and office space for tenants involved in the study and development of scientific discoveries.
(2) Includes Georgia, Maryland, North Carolina, South Carolina and Virginia.
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

Table 18: Retail Loan Portfolio Analysis
	December 31, 2023					December 31, 2022
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages(1)	97.34%	0.90%	0.38%	0.82%	0.56%	97.68%	0.32%	0.15%	1.07%	0.78%
Home equity	97.34	0.55	0.22	—	1.89	97.68	0.46	0.14	—	1.72
Automobile	96.94	1.74	0.58	—	0.74	97.93	1.24	0.37	—	0.46
Education	99.14	0.41	0.19	0.02	0.24	99.30	0.28	0.13	0.03	0.26
Other retail	97.02	0.97	0.67	0.57	0.77	97.71	0.81	0.55	0.41	0.52
Total retail	97.56%	0.85%	0.36%	0.40%	0.83%	98.02%	0.52%	0.21%	0.46%	0.79%

Table 19: Retail Asset Quality Metrics
	December 31, 2023	December 31, 2022
Average refreshed FICO for total portfolio	772	770
CLTV ratio for secured real estate(1)	50%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 6.

Citizens Financial Group, Inc. | 52

Deposits

Table 20: Composition of Deposits
(dollars in millions)	December 31, 2023	% of Total Deposits	December 31, 2022	% of Total Deposits
Demand	$37,107	21%	$49,283	27%
Money market	53,812	30	49,905	28
Checking with interest	31,876	18	39,721	22
Savings	27,983	16	29,805	16
Term	26,564	15	12,010	7
Total deposits	$177,342	100%	$180,724	100%
    Total deposits as of December 31, 2023 decreased compared to December 31, 2022, driven by our balance sheet optimization efforts. In addition, as rates rose 100 basis points during 2023, we saw continued migration of lower cost deposits to higher-yielding products, with non-interest bearing deposits now representing approximately 21% of our total deposits.

Table 21: Uninsured and Insured/Secured Deposits
(dollars in millions)	December 31, 2023	December 31, 2022
Total deposits	$177,342	$180,724

Estimated uninsured deposits(1)	73,584	88,883
Less: Uninsured affiliate deposits eliminated in consolidation	14,650	6,479
Less: Preferred deposits(1)(2)	7,486	9,635
CFG adjusted estimated uninsured deposits, excluding preferred deposits	51,448	72,769
Total estimated insured/secured deposits	$125,894	$107,955
Insured/secured deposits to total deposits	71%	60%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.

Table 22: Term Deposits in Excess of the FDIC Insurance Limit by Remaining Maturity
(dollars in millions)	December 31, 2023
Three months or less	$1,591
After three months through six months	550
After six months through twelve months	515
After twelve months	83
Total term deposits(1)	$2,739
(1) Includes term deposits per account in excess of $250,000.
Borrowed Funds
Total borrowed funds of $14.0 billion as of December 31, 2023 decreased $1.9 billion compared to December 31, 2022, driven by a decline in FHLB advances, partially offset by the issuance of secured borrowings collateralized by auto loans. For more information regarding our borrowed funds see “Liquidity” and Note 13.

Citizens Financial Group, Inc. | 53

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
Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. Capital requirements are determined for actual and forecasted risk portfolios using applicable regulatory capital methodologies. The assessment also considers the possible impacts of approved and proposed changes to regulatory capital requirements. Key analytical frameworks, including scenario analysis and stress testing, supplement our base line forecast to help inform a range of potential outcomes. A governance framework supports our capital planning process, including capital management policies and procedures that document capital adequacy metrics and limits, as well as our Capital Contingency Plan and the active engagement of both the Board and senior management in oversight and decision-making.
Forward-looking assessments of capital adequacy provide for the development of a single capital plan, which is periodically submitted to the FRB, that covers both us and our banking subsidiary. We prepare this plan in accordance with the Capital Plan Rule and we participate annually in the FRB’s horizontal capital review as part of their normal supervisory process, which includes an assessment of specific capital planning areas.
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years; however, the FRB required us to participate in the 2023 CCAR supervisory stress test to incorporate the effects of the Investors acquisition. Our SCB associated with the 2023 supervisory stress test was 4.0%, effective October 1, 2023 through September 30, 2024.
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
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a BHC, our SCB of 4.0% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.

Citizens Financial Group, Inc. | 54

For additional discussion of the U.S. Basel III capital framework and its related application, see the “Regulation and Supervision” section in Item 1. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 23: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	December 31, 2023		December 31, 2022
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,358	10.6%	$18,574	10.0%	8.5%
CBNA	19,411	11.3	20,669	11.2	7.0
Tier 1 capital
CFG	20,372	11.8	20,588	11.1	10.0
CBNA	19,411	11.3	20,669	11.2	8.5
Total capital
CFG	23,608	13.7	23,755	12.8	12.0
CBNA	22,453	13.0	23,534	12.7	10.5
Tier 1 leverage
CFG	20,372	9.3	20,588	9.3	4.0
CBNA	19,411	8.9	20,669	9.4	4.0
Risk-weighted assets
CFG	172,601		185,224
CBNA	172,094		184,781
Quarterly adjusted average assets(2)
CFG	219,591		220,779
CBNA	218,974		220,182
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.0% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At December 31, 2023, CFG’s CET1 and tier 1 capital ratios increased compared to December 31, 2022, primarily driven by net income and a $12.6 billion decrease in RWA, partially offset by dividends, common share repurchases, and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period. Lower commercial and auto loans were the key drivers for the decline in RWA.
At December 31, 2023, CBNA’s CET1 and tier 1 capital ratios increased slightly compared to December 31, 2022. Net income and a $12.7 billion decrease in RWA, primarily driven by lower commercial and auto loans, was partially offset by dividend payments to the Parent Company and a decrease in the modified CECL transition amount as we entered the second year of the CECL three-year transition period.
At December 31, 2023, CFG’s and CBNA’s total capital ratios increased driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At December 31, 2023, CFG’s tier 1 leverage ratio was stable compared to December 31, 2022, whereas CBNA’s tier 1 leverage ratio decreased. CBNA’s tier 1 leverage ratio reflects a decline in quarterly adjusted average assets and changes in tier 1 capital described above.

Citizens Financial Group, Inc. | 55

Table 24: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	December 31, 2023	December 31, 2022
Total common stockholders’ equity	$22,328	$21,676
Exclusions:
Modified CECL transitional amount	192	288
Net unrealized (gains)/losses recorded in accumulated other comprehensive income (loss), net of tax:
Debt securities	2,338	2,771
Derivatives	1,087	1,416
Unamortized net periodic benefit costs	333	373
Deductions:
Goodwill, net of deferred tax liability	(7,779)	(7,780)
Other intangible assets, net of deferred tax liability	(134)	(170)
Deferred tax assets that arise from tax loss and credit carryforwards	(7)	—
Total common equity tier 1 capital	18,358	18,574
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,372	20,588
Qualifying subordinated debt(1)	1,319	1,427
Allowance for credit losses	2,318	2,240
Exclusions from tier 2 capital:
Modified AACL transitional amount	(249)	(374)
Allowance on PCD assets	(152)	(126)
Adjusted allowance for credit losses	1,917	1,740
Total capital	$23,608	$23,755
(1) As of December 31, 2023 and 2022, the amount of non-qualifying subordinated debt excluded from regulatory capital was $482 million and $367 million, respectively. See Note 13 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during 2023:
•Repurchased $906 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $808 million; and
•Declared preferred stock dividends aggregating to $117 million.
For additional detail regarding our common and preferred stock dividends see Note 17.
In February 2023, our Board of Directors increased our common share repurchase authorization to $2.0 billion, which was an increase of $1.15 billion above the $850 million of capacity remaining as of December 31, 2022 under the prior June 2022 authorization. See “Issuer Purchase of Equity Securities” in Item 5 above for information regarding our available capacity to repurchase shares at December 31, 2023. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations.

Citizens Financial Group, Inc. | 56

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
Proposals addressing the regulatory tailoring framework and capital requirements were issued by the regulatory agencies during the third quarter of 2023. See the “Regulation and Supervision” section in Item 1 for more information.
We will continue to monitor and address changes to the FRB’s supervisory and regulatory framework that may result from this targeted review by the FRB and their associated impact on our business, financial condition or results of operations.
AOCI Impact on Regulatory Capital
Under the current applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude components of AOCI from regulatory capital. As noted in the “Capital and Stress Testing Requirements” section of “Regulation and Supervision” in Item 1, the regulatory agencies are considering the inclusion of AOCI components in regulatory capital for Category IV firms like us, notably the AOCI relative to securities and pension.
The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework.

Table 25: AOCI Impact on Regulatory Capital
	December 31, 2023
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$18,358	$20,372	$23,608	$19,411	$19,411	$22,453
Unrealized gains (losses) on securities and pension	(2,671)	(2,671)	(2,671)	(2,649)	(2,649)	(2,649)
Deferred tax assets - securities and pension AOCI	(15)	(15)	(15)	(16)	(16)	(16)
Regulatory capital, including AOCI impact (non-GAAP)	$15,672	$17,686	$20,922	$16,746	$16,746	$19,788
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$172,601	$172,601	$172,601	$172,094	$172,094	$172,094
Unrealized gains (losses) on securities and pension	(722)	(722)	(722)	(701)	(701)	(701)
Deferred tax assets - securities and pension AOCI	2,188	2,188	2,188	2,168	2,168	2,168
Risk-weighted assets, including AOCI impact (non-GAAP)	$174,067	$174,067	$174,067	$173,561	$173,561	$173,561
Ratio:
Regulatory capital ratio (as reported)	10.6%	11.8%	13.7%	11.3%	11.3%	13.0%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.0%	10.2%	12.0%	9.6%	9.6%	11.4%

Citizens Financial Group, Inc. | 57

LIQUIDITY
We consider the effective and prudent management of liquidity fundamental to our safety and soundness. We define liquidity as our ability to meet our obligations when they come due. As a financial institution, we must maintain operating liquidity to meet expected daily and forecasted cash-flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We maintain additional secured borrowing capacity at the FRB discount window, but do not view this as a primary means of funding, but rather a potential source in a stressed environment or during a market disruption. We manage liquidity at the consolidated enterprise level and at each material legal entity.
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
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.9 billion and $1.6 billion as of December 31, 2023 and 2022, respectively.
During the years ended December 31, 2023 and 2022, the Parent Company declared dividends on common stock of $808 million and $779 million, respectively, and declared dividends on preferred stock of $117 million and $113 million, respectively.
During the years ended December 31, 2023 and 2022, the Parent Company repurchased $906 million and $153 million, respectively, of its outstanding common stock.
On January 23, 2024, CFG issued $1.25 billion in six-year 5.841% fixed-to-floating rate senior notes.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed, and as described under “Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA has relied on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt see Note 13.
During the year ended December 31, 2023, CBNA completed the following transactions:
•Issued $450 million of 5.284% fixed-to-floating rate senior notes;
•Redeemed $750 million of senior notes due March 2023; and
•Issued $3.5 billion of secured borrowings collateralized by auto loans.
On January 23, 2024, CBNA issued approximately $1.5 billion of secured borrowings collateralized by auto loans.

Citizens Financial Group, Inc. | 58

Liquidity Risk
Liquidity risk is the risk arising from the inability to meet our obligations when they come due. We must maintain adequate funding to meet current and future obligations, including customer loan requests, customer deposit maturities and withdrawals, debt service, equipment and premises leases, and other cash commitments, under both normal operating conditions and under periods of company-specific and/or market stress.
We primarily rely on customer deposits to be a relatively stable and low-cost source of funding. In addition to customer deposits, our funding sources also include our ability to securitize loans in secondary markets, raise funds in the debt and equity capital markets, pledge loans and/or securities for borrowing from the FHLB, pledge securities as collateral for borrowing under repurchase agreements, and sell AFS securities.
Credit ratings assigned by agencies such as Moody’s, Standard and Poor’s, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below.

Table 26: Credit Ratings
December 31, 2023
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
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB and OCC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see the “Liquidity Requirements” section under “Regulation and Supervision” in Item 1.
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

Citizens Financial Group, Inc. | 59

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
In response to the recent U.S. bank failures, the FRB established the Bank Term Funding Program to make additional funding available to eligible depository institutions to ensure the ability to meet the needs of all depositors. This program was designed to provide another source of liquidity against the par value of high-quality securities, eliminating the need to sell these securities during times of stress. The Company is eligible to borrow under this program, which expires in March 2024, based on its existing eligibility for primary credit under the FRB discount window. The Company has taken steps to support readiness but has not participated in the program through December 31, 2023.
As of December 31, 2023:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 82.3%;
◦Estimated insured/secured deposits comprise 71% of our consolidated deposit base of $177.3 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $78.8 billion;
◦Contingent liquidity was $57.1 billion, consisting of unencumbered high-quality liquid securities of $31.4 billion, unused FHLB capacity of $15.9 billion, and our cash balances at the FRB of $9.8 billion; and
◦Available discount window capacity was $21.7 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the years ended December 31, 2023, 2022 and 2021, see the Consolidated Statements of Cash Flows in Item 8.
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

Citizens Financial Group, Inc. | 60

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
Allowance for Credit Losses
The ACL increased from $2.2 billion at December 31, 2022 to $2.3 billion at December 31, 2023.
Our ACL as of December 31, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 5% and peak-to-trough GDP decline of approximately 0.4%. This forecast reflects a mild recession over the two-year reasonable and supportable period. This compares to our December 31, 2022 forecast which reflected peak unemployment of approximately 6% with a more adverse peak-to-trough GDP decline of approximately 1.4%.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period, resulting in a 1.7% peak-to-trough decline in real GDP. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.10x our modeled period-end ACL, or an increase of approximately $233 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
For additional information regarding the ACL, see Note 6.
Goodwill
The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. Business combinations typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the goodwill has been attributed. We review the goodwill of each reporting unit for impairment on an annual basis as of October 31st or more frequently if events or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, a qualitative assessment may be made to determine whether it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Alternatively, a quantitative assessment may be performed without performing a qualitative assessment. At December 31, 2023, goodwill totaled $8.2 billion, including $6.9 billion from pre-IPO acquisitions, and is assigned to our reporting units as follows: $5.5 billion to Commercial Banking, including $4.7 billion from pre-IPO acquisitions, and $2.7 billion to Consumer Banking, including $2.2 billion from pre-IPO acquisitions.

Citizens Financial Group, Inc. | 61

The process of evaluating the fair value of a reporting unit is subjective, involving management assumptions and estimates and the use of external or internal valuations. Valuation techniques include discounted cash flow and market approach analysis. In the fourth quarter of 2023, the quantitative impairment test estimated the fair value of the reporting units using an equal weighting of an income approach (i.e., discounted cash flows method) and market-based approach (i.e., the guideline public company method). The guideline public company method utilizes comparable public company information and key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.
Under the income approach, cash flow projections are based on multi-year financial forecasts developed for each reporting unit that consider key business drivers such as new business initiatives, customer retention standards, market share changes, anticipated loan and deposit growth, fees and expenses, forward interest rates, historical performance, credit performance, and industry and economic trends, among other considerations. The projection of net interest income and noninterest expense are the most significant inputs to the financial projections of the Commercial Banking and Consumer Banking reporting units. The long-term earnings growth rate used in determining the terminal value of each reporting unit was 3% as of October 31, 2023, based on management’s assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. A discount rate of 13% was utilized for the Commercial Banking and Consumer Banking reporting units as of October 31, 2023.
We performed a quantitative goodwill impairment assessment in the fourth quarter of 2023 as part of our annual impairment assessment. Based on this quantitative assessment, we concluded that the estimated fair value of the Consumer Banking and Commercial Banking reporting units exceeded their carrying value. The Commercial Banking reporting unit’s fair value exceeded its carrying value by approximately 10%. Circumstances that could negatively impact the future fair value of the Commercial Banking reporting unit include a sustained decrease in our stock price, decline in industry peer multiples, deterioration in the reporting unit’s forecasts, and an increase in the discount rate driven by an increase in the risk-free rate or the risk we may not achieve our forecasted cash flows.
We monitored events and circumstances during the period from October 31, 2023 through December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Company-specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 31, 2023 quantitative impairment test, and the sensitivity of the October 31, 2023 quantitative test results to changes in assumptions through December 31, 2023. Based on these considerations, management concluded that it was not more-likely-than-not that the fair value of either of its reporting units is below its respective carrying amount as of December 31, 2023.
For additional information regarding Goodwill, see Note 10.
Fair Value
We asses the fair value of assets and liabilities by applying various valuation methodologies which may involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Quoted market prices are used to estimate the fair value of certain assets such as trading assets, investment securities and residential real estate loans held for sale. Assumptions are used to estimate the fair value of items for which an observable active market does not exist and include discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different fair value estimates, which could have a material impact on our results of operations, financial condition or fair value disclosures.
We also assess whether there are any declines in fair value below the carrying value of assets that require recognition of a loss in the Consolidated Statements of Operations, including certain investments, capitalized servicing assets, goodwill, and core deposit and other intangible assets.
For additional information regarding our fair value measurements, see Note 20.

Citizens Financial Group, Inc. | 62

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of December 31, 2023

Pronouncement	Summary of Guidance	Effects on Financial Statements
Improvements to Reportable Segment Disclosures Issued November 2023
•Requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”)

•Requires disclosure of an amount for other segment items by reportable segment and a description of its composition

•Requires disclosure of the title and position of the CODM

•Required effective date: January 1, 2024 for our annual disclosures and January 1, 2025 for our interim disclosures. Early adoption is permitted.

•Adoption is not expected to have a material impact on our Consolidated Financial Statements, but is expected to have a meaningful impact on our required disclosures in the Business Operating Segments Note to the Consolidated Financial Statements.

Improvements to Income Tax Disclosures Issued December 2023
•Requires an annual income tax rate reconciliation table that includes specific categories and other significant categories, disaggregated by nature, that exceed 5% of income tax expense at the statutory tax rate

•Requires a qualitative description of the states and local jurisdictions that make up more than 50% of the effect of the state and local income tax category

•Requires description of the nature, effect and underlying causes of the reconciling items and the judgment used in categorizing these items

•Requires annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, and further disaggregated by individual jurisdictions that exceed 5% of total income taxes paid, net of refunds received

•Requires disclosure of 1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and 2) income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign

•Eliminates the requirement to disclose the nature and estimate of the change in unrecognized tax benefits expected in the next twelve months

•Eliminates the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures

•Required effective date: January 1, 2025 for our annual disclosures and January 1, 2026 for our interim disclosures. Early adoption is permitted.

•Adoption is not expected to have a material impact on our Consolidated Financial Statements, but is expected to have a meaningful impact on our required disclosures in the Income Taxes Note to the Consolidated Financial Statements.

Accounting for and Disclosure of Crypto Assets Issued December 2023
•Applies to assets that meet the definition of intangible assets, do not provide the asset holder with enforceable rights to goods, services or other assets, reside on a distributed ledger, are secured through cryptography, are fungible, and are not created or issued by the reporting entity or its related parties

•Required to subsequently measure these assets at fair value

•Required to present crypto assets measured at fair value separately from other intangible assets and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets
•Required effective date: January 1, 2025, with early adoption permitted. •Adoption is not expected to have an impact on our Consolidated Financial Statements.

Citizens Financial Group, Inc. | 63

RISK GOVERNANCE
We are committed to maintaining a strong, integrated and proactive approach to the management of all risks to which we are exposed in pursuit of our business objectives. A key aspect of our Board’s responsibility as the main decision-making body is setting our risk appetite to ensure that the levels of risk that we are willing to accept in the attainment of our strategic business and financial objectives are clearly understood.
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
First Line of Defense
The business lines, including their associated support functions, are the first line of defense and are accountable for identifying, assessing, managing, and controlling the risks associated with the products and services they provide. The business lines are responsible for performing regular risk assessments to identify and assess the material risks that arise in their area of responsibility, complying with relevant risk policies, testing and certifying the adequacy and effectiveness of their operational and financial reporting controls on a regular basis, establishing and documenting operating procedures, and establishing a governance structure for identifying and managing risk.
Second Line of Defense
The second line of defense includes independent monitoring and control functions accountable for the development of risk and control frameworks and related policies, and their associated implementation. This centralized risk function is independent from the business and is accountable for overseeing and challenging our business lines on the effective management of their risks, including, but not limited to, credit, market, operational, regulatory, reputational, interest rate, liquidity, legal and strategic risks.
Third Line of Defense
Our Internal Audit function is the third line of defense providing independent assurance of the effectiveness of our internal controls, governance practices, and culture so that risk is managed appropriately for the size, complexity, and risk profile of the organization. Internal Audit has complete and unrestricted access to all of our records, physical properties and personnel. Internal Audit issues a report following each internal review and provides an audit opinion to the Board’s Audit Committee on a quarterly basis.
Credit Review reports to the Chief Audit Executive and provides the Board, senior management and other stakeholders with independent assurance on the quality of credit portfolios and adherence to agreed Credit Risk Appetite and Credit Policies and processes. In line with its procedures and regulatory expectations, the Credit Review function undertakes a program of portfolio testing, assessing and reporting through four Risk Pillars of Asset Quality, Rating and Data Integrity, Risk Management and Credit Risk Appetite.
Risk Appetite
Risk appetite is a strategic business and risk management tool. We define our risk appetite as the maximum limit of acceptable risk beyond which we could be unable to achieve our strategic objectives and capital adequacy obligations.

Citizens Financial Group, Inc. | 64

Our principal non-market risks include credit, operational, regulatory, reputational, liquidity and strategic risks. We are also subject to certain market risks which include potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk in our business arises from trading activities that serve customer needs, including hedging of interest rates, foreign exchange risk and non-trading activities within capital markets. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report on market risk. We actively manage both trading and non-trading market risks. See “Market Risk” for further information. Our risk appetite is reviewed and approved annually by the Board Risk Committee.
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
Objective
The independent Credit Risk Function is responsible for reviewing and approving credit risk appetite across all lines of business and credit products, approving larger and higher-risk credit transactions, monitoring portfolio performance, identifying problem credit exposures, and ensuring remedial management.
Organizational Structure
Management and oversight of credit risk is the responsibility of both the business line and the second line of defense. The second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all credit risk and reports to the Chief Risk Officer. The Chief Credit Officer, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits and authority delegation. The Chief Credit Officer and team also have responsibility for credit approvals for larger and higher-risk transactions and oversight of line of business credit risk activities. Reporting to the Chief Credit Officer are the heads of the second line of defense credit functions specializing in: Consumer Banking, Commercial Banking, Citizens Restructuring Management, Portfolio and Corporate Reporting, ALLL Analytics, Current Expected Credit Loss, and Credit Policy and Administration. Each team under these leaders is composed of experienced credit professionals.
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
Key Management Processes
We employ a comprehensive and integrated risk control program to proactively identify, measure, monitor, and mitigate existing and emerging credit risks across the credit life cycle including origination, account/portfolio management, and loss mitigation and recovery.
Consumer
On the Consumer Banking side of credit risk, our teams use models to evaluate consumer loans across the life cycle of the loan. Credit scoring models are used to forecast the probability of default of an applicant at origination. When approving customers for a new loan or extension of an existing credit line, credit scores are used in conjunction with other credit risk variables such as affordability, length of term, collateral value, collateral type, and lien subordination.

Citizens Financial Group, Inc. | 65

Lending authority is granted by the second line of defense credit risk function to each underwriter to ensure proper oversight of the underwriting teams. The amount of delegated authority depends on the experience of the individual. We periodically evaluate the performance of each underwriter and annually reauthorize their delegated authority. Only senior members of the second line of defense credit risk team are authorized to approve significant exceptions to credit policies. It is not uncommon to make exceptions to established policies when compensating factors are present. There are exception limits which, when reached, trigger a comprehensive analysis.
Credit scores and collateral values are refreshed at regular intervals once an account is established to allow for proactive identification of increasing or decreasing levels of credit risk. Our approach to managing credit risk is highly analytical and, where appropriate, is automated to ensure consistency and efficiency.
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
Commercial transactions are subject to individual analysis and approval at origination and, with few exceptions, are subject to a formal annual review requirement. The underwriting process includes the establishment and approval of credit grades that establish the PD and LGD. All material transactions require the approval of both a business line approver and an independent credit approver with the requisite level of delegated authority. The approval level of a particular credit facility is determined by the size of the credit relationship as well as the PD. The checks and balances in the credit process and the independence of the credit approver function are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. All authority to grant credit is delegated through the independent Credit Risk function and is closely monitored and updated annually at a minimum.
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

Citizens Financial Group, Inc. | 66

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
A major source of structural interest rate risk is a difference in the repricing of assets relative to liabilities and equity. There are differences in the timing and drivers of rate changes reflecting the maturity and/or repricing of assets and liabilities. For example, the rate earned on a commercial loan may reprice monthly with changes in the benchmark rate, while the rate paid on debt or certificates of deposit may be fixed for a longer period. There may also be differences in the drivers of rate changes. Loans may be tied to a specific index rate such as SOFR or Prime, while deposits may not be as correlated with such rates and more dependent upon competitive demand. Due to these basis differences, net interest income is sensitive to changes in spreads between certain indices or repricing rates.
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
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by our Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. To ensure that exposure to interest rate risk is managed within our risk appetite, we measure the exposure and hedge it, as necessary. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on our structural interest rate risk position. These exposures are reported on a monthly basis to the Asset Liability Committee and at Board meetings.
We measure structural interest rate risk through a variety of metrics intended to quantify both short-term and long-term exposures. The primary method we use to quantify interest rate risk is simulation analysis in which we model net interest income from assets, liabilities and hedge derivative positions under various interest rate scenarios over a three-year horizon. Exposure to interest rate risk is reflected in the variation of forecasted net interest income across these scenarios.
Key assumptions in this simulation analysis relate to the behavior of interest rates and spreads, changes in product balances and the behavior of our loan and deposit customers in different rate environments. Repricing characteristics and balance fluctuations of deposits with indeterminate (i.e., non-contractual) maturities, as well as the pace of mortgage prepayments are the most significant behavioral assumptions. We utilize product level models that consider specific product characteristics and composition of the deposit portfolio, along with current and forward-looking market dynamics, to project deposit rates. Similarly, we employ dynamic prepayment and mortgage rate models to project prepayment behaviors specific to each of our product offerings. These models are developed based on internal performance data over prior interest rate cycles and calibrated to our experience and outlook for rates across a diverse set of market environments. We assess our models and assumptions periodically by running sensitivity analyses to determine the impact of changes to inputs or assumptions on our risk results, which are reported to the Asset Liability Committee.

Citizens Financial Group, Inc. | 67

Since we cannot predict the future path of interest rates, we use simulation analysis to project net interest income under various interest rate scenarios including a “most likely” (implied forward) scenario, as well as a variety of extreme and unlikely scenarios. These scenarios may assume gradual ramping of the overall level of interest rates, immediate shocks to the level of rates and various yield curve twists in which movements in short- or long-term rates predominate. Generally, projected net interest income in any interest rate scenario is compared to net interest income in a base case where market-forward rates are realized.
The table below reports net interest income exposures against a variety of interest rate scenarios. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is marginally asset-sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limits established and monitored by senior management. While an instantaneous and severe shift in interest rates is included in this analysis, we believe that any actual shift in interest rates would be more gradual and, therefore, have a more modest impact.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve:

Table 27: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2023	2022
Instantaneous Change in Interest Rates
+200	—%	4.8%
+100	0.5	2.4
-100	(1.5)	(2.5)
-200	(3.0)	(5.6)
Gradual Change in Interest Rates
+200	0.4%	2.7%
+100	0.5	1.4
-100	(1.0)	(1.4)
-200	(1.9)	(3.0)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the yield curve is realized, which reflects a Fed Funds rate of 4.25% at the end of 2024, reflecting five 25 basis point reductions beginning in the second quarter of 2024. The rate risk exposure is then measured based on assumed changes from that base case rate path.
As of December 31, 2023, our asset sensitivity has shifted to a more neutral position compared to 2022. This reflects the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and ongoing hedge activity, which is primarily comprised of received fixed swaps that offset our naturally asset-sensitive balance sheet. Our sensitivity profile exhibits asymmetry for up and down rate scenarios as we expect to see incremental deposit migration to higher rate products in response to rising rate scenarios compared to declining rate scenario.
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

Citizens Financial Group, Inc. | 68

We use interest rate contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate assets and wholesale funding, the variability in the fair value of AFS securities, and to hedge market risk on fixed-rate capital markets debt issuances.
The following table presents interest rate derivative contracts that we have entered into as of December 31, 2023 and 2022.

Table 28: Interest Rate Derivative Contracts Used to Manage Non-Trading Interest Rate Exposure
	December 31, 2023				December 31, 2022
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$5,365	6.2	3.8%	5.4%	$—	—	—%	—%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay 3-month LIBOR	—	—	—	—	1,000	1.6	2.7	4.7
Receive fixed/pay SOFR	500	1.9	2.6	5.6	—	—	—	—
Total fair value hedges	5,865				1,000
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	17,780	0.8	4.0	5.4	500	2.7	3.5	4.3
Receive fixed/pay SOFR - forward-starting	31,250	2.9	3.3	4.6	13,500	3.2	3.0	4.5
Receive fixed/pay 1-month LIBOR	—	—	—	—	15,250	3.8	1.8	4.3
Receive fixed/pay 1-month LIBOR - forward-starting	—	—	—	—	2,000	5.2	2.9	4.9
Basis swaps
Receive SOFR/pay 1-month term SOFR	5,000	1.0	—	5.3/5.3	—	—	—	—
Receive SOFR/pay 1-month term SOFR - forward-starting	14,000	2.7	—	5.2/5.1	7,000	3.3	—	4.4/4.4

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars(1)	1,000	1.5	2.5	3.7	—	—	—	—
Interest rate collars - forward-starting(1)	500	2.5	2.7	4.4	1,500	2.8	2.6	3.9
Floor spreads - forward-starting(2)	2,500	2.8	2.2/3.2	—	—	—	—	—
Total cash flow hedges	72,030				39,750
Total hedges	$77,895				$40,750
(1) Weighted average floor and cap rates represent strike rates through which CFG will receive interest if the SOFR rate falls below the floor strike rate and pay interest if the SOFR rate exceeds the cap strike rate.
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

Citizens Financial Group, Inc. | 69

The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, for the next five years:

Table 29: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	2024	2025	2026	2027	2028
Fair value hedges
Pay fixed/receive SOFR(1)	$5,365	$5,359	$5,131	$4,275	$4,143
Receive fixed/pay SOFR(2)	500	441	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	25,783	30,094	21,900	7,589	210
Receive SOFR/pay 1-month term SOFR	12,186	13,052	8,847	1,952	—
Interest rate collars	1,260	1,001	240	—	—
Floor spreads	1,488	2,500	1,467	460	—
Total	$46,582	$52,447	$37,585	$14,276	$4,353
Weighted average receive fixed rate	3.2%	3.2%	3.5%	3.7%	2.6%
Weighted average pay fixed rate	3.8	3.8	3.7	3.7	3.7
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
	Year Ended December 31,
(dollars in millions)	2023	2022
Amount of pre-tax net gains (losses) recognized in OCI	($145)	($1,806)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(596)	(111)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	(4)
Using the interest rate curve at December 31, 2023, we estimate that approximately $914 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months, including $460 million from terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2023.

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
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, with the FRB adopting its final rule, effective February 27, 2023, to implement the LIBOR Act on December 16, 2022. The final rule addresses references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practical replacement for LIBOR. The Company assessed the impact of this legislation and applied its provisions accordingly to transition its LIBOR contracts to an alternative rate.
As of June 30, 2023, the Company’s transition and remediation efforts were complete, with ongoing monitoring for LIBOR-based financial instruments that will transition to alternative rates at their next interest rate reset date.

Citizens Financial Group, Inc. | 70

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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the change in fair value of our MSRs. As of December 31, 2023 and 2022, the fair value of our MSRs was $1.6 billion and $1.5 billion, respectively, and the total notional amount of related derivative contracts was $15.1 billion and $12.9 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
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
Client facilitation activities consist primarily of interest rate derivatives, financially settled commodity derivatives and foreign exchange contracts where we enter into offsetting trades with a separate counterparty or exchange to manage our market risk exposure. In addition, we operate trading desks covering secondary loans, corporate bonds, and equity securities, with the objective of meeting secondary liquidity needs of our issuing clients’ transactions and investor clients. We do not engage in any trading activities to benefit from short-term price differences.
Market Risk Governance
The process of setting our market risk limit is established in accordance with the formal enterprise risk appetite process and policy, which reflects the strategic and enterprise level articulation of opportunities for creating franchise value set to the boundaries of how much market risk to assume. Dealing authorities represent the key control tool in the management of market risk that allows the cascading of the risk appetite throughout the enterprise. A dealing authority sets the operational scope and tolerances within which a business and/or trading desk is permitted to operate, which is reviewed annually at a minimum. Dealing authorities are structured to accommodate client facing trades and hedges needed to manage the risk profile, with responsibility for remaining within established tolerances residing with the business. Key risk indicators, including VaR, open foreign currency positions and single name risk are monitored daily and reported against tolerances consistent with our risk appetite and business strategy to the appropriate business line management and risk counterparts.
Market Risk Measurement
We use VaR as a statistical measure for estimating potential exposure of our traded market risk in normal market conditions. Our VaR framework for risk management and regulatory reporting is the same. Risk management VaR is based on a one-day holding period to a 99% confidence level and regulatory VaR is based on a ten-day holding period to the same confidence level. In addition to VaR, non-statistical measurements for measuring risk such as sensitivity analysis, market value and stress testing are employed.

Citizens Financial Group, Inc. | 71

Our market risk platform and associated market risk and valuation models capture correlation effects across all our “covered positions” and allow for aggregation of market risk across products, risk types, business lines and legal entities. We measure, monitor and report market risk for management and regulatory capital purposes.
VaR Overview
The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain relatively unaltered over the course of a given holding period with the assumption that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading and high yield bond desks’ Specific Risk capital, which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure, used as the basis of the main VaR trading limits, is a 99% confidence level with a one-day holding period, indicating that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two-business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2023 and 2022.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 31: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended December 31, 2023				For the Three Months Ended December 31, 2022
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$3	$3	$5	$2	$3	$2	$3	$1
Foreign Exchange Currency Rate	—	—	2	—	—	—	—	—
Credit Spread	1	1	2	1	2	2	2	2
Commodity	—	—	—	—	—	—	—	—
General VaR	4	4	6	3	5	3	5	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$4	$4	$6	$3	$5	$3	$5	$2
Stressed General VaR	$4	$7	$14	$3	$12	$10	$15	$6
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$4	$7	$14	$3	$12	$10	$15	$6
Market Risk Regulatory Capital	$33				$39
Specific Risk Not Modeled Add-on	17				20
de Minimis Exposure Add-on	1				—
Total Market Risk Regulatory Capital	$51				$59
Market Risk-Weighted Assets	$643				$739

Citizens Financial Group, Inc. | 72

Stressed VaR
SVaR is an extension of VaR and utilizes a longer historical look-back horizon, fixed from January 3, 2005, to identify headline risks from more volatile periods and to provide a counterbalance to VaR, which may be low during periods of low volatility. The holding period for profit and loss determination is ten days. In addition to its utilization for risk management purposes, SVaR is a component of market risk regulatory capital. We calculate SVaR daily under its own dynamic window regime whereby values of the ten-day, 99% VaR are calculated over all 260-day periods that can be obtained from the complete historical data set. Refer to “Market Risk Regulatory Capital” above for SVaR metrics.
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
Stress Testing
Conducting a stress test of a portfolio consists of running risk models with the inclusion of key variables that simulate various historical or hypothetical scenarios. For historical stress tests, profit and loss results are simulated for select time periods corresponding to the most volatile underlying returns, while hypothetical stress tests aim to consider concentration risk, illiquidity under stressed market conditions and risk arising from our trading activities that may not be fully captured by our other risk-measurement methodologies. Hypothetical scenarios also assume that market moves occur simultaneously and no repositioning or hedging activity takes place to mitigate losses as market events unfold. Stress tests of our trading positions are generated daily.
VaR Model Review and Validation
Our market risk measurement models are independently reviewed and subject to ongoing performance analysis by the model owners. This independent review and validation focuses on model methodology, market data and performance and is the responsibility of Citizens’ Model Risk Management and Validation team. This team challenges the assumptions used and quantitative techniques employed, including the theoretical justification supporting them, and performs an assessment of the soundness of the required data over time. The quantitative impact of the major underlying modeling assumptions is estimated (e.g., through developing alternative models), if possible. The market risk models may be periodically enhanced due to changes in market price levels and price action regime behavior. The Market Risk Management and Validation team conducts internal validation before a new or changed model element is implemented and before a change is made to market data mapping.
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

Citizens Financial Group, Inc. | 73

The following graph shows our daily net trading revenue and total internal, modeled VaR for the year ended December 31, 2023.

Citizens Financial Group, Inc. | 74

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures,” included in this Report. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:
Table 32: Reconciliations of Non-GAAP Measures

		Year Ended December 31,
(dollars in millions, except per share data)	Ref.	2023	2022
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$1,983	$2,009
Less: Notable items		—	(31)
Noninterest income, Underlying (non-GAAP)	B	$1,983	$2,040
Total revenue, Underlying:
Total revenue (GAAP)	C	$8,224	$8,021
Less: Notable items		—	(31)
Total revenue, Underlying (non-GAAP)	D	$8,224	$8,052
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$5,507	$4,892
Less: Notable items		506	262
Noninterest expense, Underlying (non-GAAP)	F	$5,001	$4,630
Pre-provision profit:
Total revenue (GAAP)	C	$8,224	$8,021
Less: Noninterest expense (GAAP)	E	5,507	4,892
Pre-provision profit (non-GAAP)		$2,717	$3,129
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	D	$8,224	$8,052
Less: Noninterest expense, Underlying (non-GAAP)	F	5,001	4,630
Pre-provision profit, Underlying (non-GAAP)		$3,223	$3,422
Provision (benefit) for credit losses, Underlying:
Provision (benefit) for credit losses (GAAP)		$687	$474
Less: Notable items		—	169
Provision (benefit) for credit losses, Underlying (non-GAAP)		$687	$305
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$2,030	$2,655
Less: Income (expense) before income tax expense (benefit) related to notable items		(506)	(462)
Income before income tax expense, Underlying (non-GAAP)	H	$2,536	$3,117
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$422	$582
Less: Income tax expense (benefit) related to notable items		(149)	(110)
Income tax expense, Underlying (non-GAAP)	J	$571	$692
Effective income tax rate (GAAP)	I/G	20.76%	21.93%
Effective income tax rate, Underlying (non-GAAP)	J/H	22.48	22.19
Net income, Underlying:
Net income (GAAP)	K	$1,608	$2,073
Add: Notable items, net of income tax benefit		357	352
Net income, Underlying (non-GAAP)	L	$1,965	$2,425
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$1,491	$1,960
Add: Notable items, net of income tax benefit		357	352
Net income available to common stockholders, Underlying (non-GAAP)	N	$1,848	$2,312
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,592	$21,724
Return on average common equity	M/O	6.90%	9.02%
Return on average common equity, Underlying (non-GAAP)	N/O	8.56	10.64

Citizens Financial Group, Inc. | 75

		Year Ended December 31,
(dollars in millions, except per share data)	Ref.	2023	2022
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,592	$21,724
Less: Average goodwill (GAAP)		8,184	7,872
Less: Average other intangibles (GAAP)		177	181
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	413
Average tangible common equity	P	$13,653	$14,084
Return on average tangible common equity	M/P	10.92%	13.91%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	13.53	16.41
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$222,221	$215,061
Return on average total assets	K/Q	0.72%	0.96%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.88	1.13
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$222,221	$215,061
Less: Average goodwill (GAAP)		8,184	7,872
Less: Average other intangibles (GAAP)		177	181
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		422	413
Average tangible assets	R	$214,282	$207,421
Return on average total tangible assets	K/R	0.75%	1.00%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.92	1.17
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	66.97%	60.99%
Efficiency ratio, Underlying (non-GAAP)	F/D	60.81	57.51
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	24.12%	25.04%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	24.12	25.33
Operating leverage and operating leverage, Underlying:
Increase in total revenue		2.53%	20.68%
Increase in noninterest expense		12.58	19.88
Operating Leverage		(10.05)%	0.80%
Increase in total revenue, Underlying (non-GAAP)		2.13%	21.15%
Increase in noninterest expense, Underlying (non-GAAP)		8.00	16.46
Operating Leverage, Underlying (non-GAAP)		(5.87)%	4.69%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	466,418,055	492,282,158
Common stockholders’ equity (GAAP)		$22,329	$21,676
Less: Goodwill (GAAP)		8,188	8,173
Less: Other intangible assets (GAAP)		157	197
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		433	422
Tangible common equity	T	$14,417	$13,728
Tangible book value per common share	T/S	$30.91	$27.88
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	475,089,384	475,959,815
Average common shares outstanding - diluted (GAAP)	V	476,693,148	477,803,142
Net income per average common share - basic (GAAP)	M/U	$3.14	$4.12
Net income per average common share - diluted (GAAP)	M/V	3.13	4.10
Net income per average common share-basic, Underlying (non-GAAP)	N/U	3.89	4.86
Net income per average common share-diluted, Underlying (non-GAAP)	N/V	3.88	4.84

Citizens Financial Group, Inc. | 76

		Year Ended December 31,
(dollars in millions, except per share data)	Ref.	2023	2022
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$1.68	$1.62
Dividend payout ratio	W/(M/U)	54%	39%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	43	33
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 and is incorporated herein by reference.

Citizens Financial Group, Inc. | 77

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens Financial Group, Inc. | 78

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report appearing on page 83, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Citizens Financial Group, Inc. | 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Citizens Financial Group, Inc. | 80

Allowance for Credit Losses - Refer to Note 6 to the consolidated financial statements
Critical Audit Matter Description
The Company’s estimate of expected credit losses in its loan and lease portfolios is recorded in the ACL. The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of a loan or lease and on the unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable. A number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information, are considered.
Key assumptions used in the ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year reversion period to historical credit loss information.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD for commercial loans, timing and amount of expected draws for unfunded lending commitments, FICO, LTV, and term for retail loans. The mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amounts and timing of expected future cash flows, and factors particular to specific commercial credits such as competition, business and management performance are also considered. Forward-looking economic assumptions include real gross domestic product, unemployment rate, interest rate curve, and changes in collateral values. This data is accumulated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. Historical information, such as financial statements for commercial customers or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models during volatile economic time periods.
The ACL may also be affected by a variety of qualitative factors that the Company considers that are not measured in the statistical procedures including uncertainty related to the economic forecasts, loan growth, backtesting results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further affected by sensitivity analysis for certain industry sectors or loan classes, including CRE office.
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
•We tested the effectiveness of controls over the (i) selection of the economic forecasts, (ii) development, execution. and monitoring of the econometric models, (iii) estimation of management’s adjustments to the modeled reserves in the industry sectors facing challenges in the current macroeconomic environment, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.
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

Citizens Financial Group, Inc. | 81

Goodwill – Refer to Note 10 to the consolidated financial statements
Critical Audit Matter Description
Management has identified and assigned goodwill to two reporting units, Consumer Banking and Commercial Banking.
Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 31st or more frequently if events or circumstances change that indicate an impairment may exist.
Management performed a quantitative goodwill impairment test due to a triggering event in the third quarter of 2023 in addition to performing a quantitative impairment test associated with its annual assessment date. In both instances, the fair value of the Company’s reporting units was determined using a combination of income and market-based approaches. Under the income approach, key assumptions included cash flow projections based on multi-year forecasts, long-term earnings growth rate, and discount rates. Under the market-based approach, key assumptions included determination of comparable public companies, valuation multiples, and utilization of a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.
We identified the goodwill impairment tests as a critical audit matter because these fair value determinations require management to make significant estimates and assumptions. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the Company’s reporting units included the following, among others:
•We tested the design, implementation, and operating effectiveness of internal controls over the goodwill impairment tests, including controls over the (i) accounting and valuation conclusions reached by management, (ii) relevant business and valuation assumptions, and (iii) determination of its operating segments and reporting units.
•With the assistance of internal valuation specialists, we (i) evaluated the appropriateness of the valuation methodology used and the reasonableness of the valuation and business assumptions, including the selection of discount rates, market multiples, and long-term earnings growth rate, (ii) assessed the mathematical accuracy of the valuation calculations, and (iii) assessed the reasonableness of the consolidated Company valuation in comparison to the Company’s market capitalization.
•We tested the completeness and accuracy of the data used in the valuation of the commercial and consumer reporting units.
•We tested the reasonableness of Management’s forecast used in the valuation of the commercial and consumer reporting units.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 16, 2024
We have served as the Company's auditor since 2000.

Citizens Financial Group, Inc. | 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 16, 2024

Citizens Financial Group, Inc. | 83

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in millions, except par value)	2023	2022
ASSETS:
Cash and due from banks(1)	$1,794	$1,489
Interest-bearing cash and due from banks	9,834	9,058
Interest-bearing deposits in banks(1)	405	303
Debt securities available for sale, at fair value (including $110 and $270 pledged to creditors, respectively)(2)	29,777	24,007
Debt securities held to maturity (fair value of $8,350 and $9,042, respectively, and including $204 and $110 pledged to creditors, respectively)(2)	9,184	9,834
Loans held for sale, at fair value	676	774
Other loans held for sale	103	208
Loans and leases	145,959	156,662
Less: Allowance for loan and lease losses	(2,098)	(1,983)
Net loans and leases(1)	143,861	154,679
Derivative assets	440	842
Premises and equipment, net	895	844
Bank-owned life insurance	3,291	3,236
Goodwill	8,188	8,173
Other intangible assets(3)	157	197
Other assets(1)	13,359	13,089
TOTAL ASSETS	$221,964	$226,733
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$37,107	$49,283
Interest-bearing	140,235	131,441
Total deposits	177,342	180,724
Short-term borrowed funds	505	3
Derivative liabilities	1,562	1,909
Long-term borrowed funds(1)	13,467	15,887
Other liabilities(1)	4,746	4,520
TOTAL LIABILITIES	197,622	203,043
Commitments and Contingencies (refer to Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at December 31, 2023 and 2022	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 647,829,720 shares issued and 466,418,055 shares outstanding at December 31, 2023 and 645,220,018 shares issued and 492,282,158 shares outstanding at December 31, 2022	6	6
Additional paid-in capital	22,250	22,142
Retained earnings	9,816	9,159
Treasury stock, at cost, 181,411,665 and 152,937,860 shares at December 31, 2023 and 2022, respectively	(5,986)	(5,071)
Accumulated other comprehensive income (loss)	(3,758)	(4,560)
TOTAL STOCKHOLDERS’ EQUITY	24,342	23,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,964	$226,733
(1) Includes amounts in consolidated VIEs. See Note 11 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 84

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in millions, except per share data)	2023	2022	2021
INTEREST INCOME:
Interest and fees on loans and leases	$8,489	$5,968	$4,253
Interest and fees on loans held for sale	73	67	82
Interest and fees on other loans held for sale	29	57	13
Investment securities	1,162	840	487
Interest-bearing deposits in banks	451	128	16
Total interest income	10,204	7,060	4,851
INTEREST EXPENSE:
Deposits	3,145	651	160
Short-term borrowed funds	43	23	1
Long-term borrowed funds	775	374	178
Total interest expense	3,963	1,048	339
Net interest income	6,241	6,012	4,512
Provision (benefit) for credit losses	687	474	(411)
Net interest income after provision (benefit) for credit losses	5,554	5,538	4,923
NONINTEREST INCOME:
Service charges and fees	410	420	409
Capital markets fees	319	368	428
Card fees	296	273	250
Trust and investment services fees	259	249	239
Mortgage banking fees	242	261	434
Foreign exchange and derivative products	183	188	120
Letter of credit and loan fees	168	159	156
Securities gains, net	28	9	10
Other income	78	82	89
Total noninterest income	1,983	2,009	2,135
NONINTEREST EXPENSE:
Salaries and employee benefits	2,599	2,549	2,132
Equipment and software	756	648	610
Outside services	687	700	595
Occupancy	492	410	333
Other operating expense	973	585	411
Total noninterest expense	5,507	4,892	4,081
Income before income tax expense	2,030	2,655	2,977
Income tax expense	422	582	658
NET INCOME	$1,608	$2,073	$2,319
Net income available to common stockholders	$1,491	$1,960	$2,206
Weighted-average common shares outstanding:
Basic	475,089,384	475,959,815	425,669,451
Diluted	476,693,148	477,803,142	427,435,818
Per common share information:
Basic earnings	$3.14	$4.12	$5.18
Diluted earnings	3.13	4.10	5.16
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 85

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Net income	$1,608	$2,073	$2,319
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($39), ($466) and ($17), respectively	(106)	(1,340)	(49)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $161, $30 and ($34), respectively	435	85	(101)
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of $119, ($868) and ($172), respectively	350	(2,608)	(528)
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $28, ($2) and ($2), respectively	83	(7)	(8)
Employee benefit plans:
Actuarial gain (loss), net of income taxes of $15, ($15) and $19, respectively	28	(37)	55
Reclassification of actuarial (gain) loss to net income, net of income taxes of $5, $2 and $7, respectively	12	12	26
Total other comprehensive income (loss), net of income taxes	802	(3,895)	(605)
Total comprehensive income (loss)	$2,410	($1,822)	$1,714
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 86

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2021	2	$1,965	427	$6	$18,940	$6,445	($4,623)	($60)	$22,673
Dividends to common stockholders	—	—	—	—	—	(670)	—	—	(670)
Dividends to preferred stockholders	—	—	—	—	—	(113)	—	—	(113)
Preferred stock issued	—	296	—	—	—	—	—	—	296
Preferred stock redemption	—	(247)	—	—	—	(3)	—	—	(250)
Treasury stock purchased	—	—	(6)	—	—	—	(295)	—	(295)
Share-based compensation plans	—	—	1	—	43	—	—	—	43
Employee stock purchase plan	—	—	—	—	22	—	—	—	22
Total comprehensive income (loss):
Net income	—	—	—	—	—	2,319	—	—	2,319
Other comprehensive income (loss)	—	—	—	—	—	—	—	(605)	(605)
Total comprehensive income (loss)	—	—	—	—	—	2,319	—	(605)	1,714
Balance at December 31, 2021	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends to common stockholders	—	—	—	—	—	(779)	—	—	(779)
Dividends to preferred stockholders	—	—	—	—	—	(113)	—	—	(113)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	(4)	—	—	—	(153)	—	(153)
Share-based compensation plans	—	—	2	—	77	—	—	—	77
Employee stock purchase plan	—	—	—	—	24	—	—	—	24
Total comprehensive income (loss):
Net income	—	—	—	—	—	2,073	—	—	2,073
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,895)	(3,895)
Total comprehensive income (loss)	—	—	—	—	—	2,073	—	(3,895)	(1,822)
Balance at December 31, 2022	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends to common stockholders	—	—	—	—	—	(808)	—	—	(808)
Dividends to preferred stockholders	—	—	—	—	—	(117)	—	—	(117)
Treasury stock purchased	—	—	(29)	—	—	—	(906)	—	(906)
Share repurchase excise tax	—	—	—	—	—	—	(9)	—	(9)
Share-based compensation plans	—	—	2	—	81	—	—	—	81
Employee stock purchase plan	—	—	1	—	27	—	—	—	27
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,608	—	—	1,608
Other comprehensive income (loss)	—	—	—	—	—	—	—	802	802
Total comprehensive income (loss)	—	—	—	—	—	1,608	—	802	2,410
Balance at December 31, 2023	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 87

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$1,608	$2,073	$2,319
Adjustments to reconcile net income to net change in cash due to operating activities:
Provision (benefit) for credit losses	687	474	(411)
Net change in loans held for sale, at fair value	98	1,733	1,085
Depreciation, amortization and accretion	478	565	625
Deferred income tax expense (benefit)	(242)	57	(429)
Share-based compensation	87	84	59
Net gain on sale of assets	(28)	(9)	(11)
Net (increase) decrease in other assets	612	(1,894)	(1,719)
Net increase (decrease) in other liabilities	(339)	1,036	757
Net change due to operating activities	2,961	4,119	2,275
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(10,087)	(10,776)	(12,406)
Proceeds from maturities and paydowns of debt securities available for sale	2,001	3,422	7,810
Proceeds from sales of debt securities available for sale	2,941	1,178	790
Proceeds from maturities and paydowns of debt securities held to maturity	761	1,035	1,006
Net (increase) decrease in interest-bearing deposits in banks	(102)	13	(10)
Acquisitions, net of cash acquired(1)	—	(255)	(165)
Purchases of loans	—	(1,007)	(3,778)
Sales of loans	2,793	2,677	934
Net (increase) decrease in loans and leases	7,174	(7,927)	(3,177)
Capital expenditures, net	(172)	(126)	(124)
Purchases of bank-owned life insurance	—	(100)	(1,050)
Other	(61)	(771)	(316)
Net change due to investing activities	5,248	(12,637)	(10,486)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,382)	6,146	7,197
Net increase (decrease) in short-term borrowed funds	502	(95)	(154)
Proceeds from issuance of long-term borrowed funds	25,983	24,617	—
Repayments of long-term borrowed funds	(28,418)	(19,691)	(1,352)
Treasury stock purchased	(906)	(153)	(295)
Net proceeds from issuance of preferred stock	—	—	296
Redemption of preferred stock	—	—	(250)
Dividends paid to common stockholders	(808)	(779)	(670)
Dividends paid to preferred stockholders	(120)	(113)	(113)
Premium paid to exchange debt	—	—	(1)
Other	21	(25)	(22)
Net change due to financing activities	(7,128)	9,907	4,636
Net change in cash and cash equivalents(2)	1,081	1,389	(3,575)
Cash and cash equivalents at beginning of period(2)	10,547	9,158	12,733
Cash and cash equivalents at end of period(2)	$11,628	$10,547	$9,158

Citizens Financial Group, Inc. | 88

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Supplemental disclosures:
Interest paid	$3,640	$989	$347
Income taxes paid	375	183	1,247
Non-cash items:
Transfer of loans from portfolio to LHFS	$2,617	$—	$—
Transfer of securities from AFS to HTM	—	8,563	—
Loans securitized and transferred to securities AFS	103	143	260
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	—	27,113	—
Goodwill and other intangible assets	—	992	—
Fair value of liabilities assumed	—	24,982	—
Common stock issued	—	3,036	—
Replacement equity awards	—	19	—
(1) Primarily includes cash paid of $355 million to acquire Investors less $287 million in cash acquired, and $143 million and $23 million of cash paid for the HSBC transaction and acquisition of DH Capital, LLC, respectively, for the year ended December 31, 2022.
(2) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Company is a regional bank holding company organized under Delaware law and headquartered in Providence, Rhode Island. Through its bank subsidiary, CBNA, the Company provides a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. The Company’s retail branch network is primarily located in the New England, Mid-Atlantic and Midwest regions, with certain lines of business serving national markets.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Citizens and its subsidiaries, including VIEs in which Citizens is a primary beneficiary, and are presented in accordance with GAAP. Investments in VIEs in which the Company does not have the ability to exercise significant influence are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
During the third quarter of 2023, the Company’s indirect auto and certain purchased consumer loan portfolios were transferred from the Consumer Banking segment into a new Non-Core segment to reflect the manner in which management is currently assessing performance and allocating resources. Prior period results have been revised to conform to the new segment presentation. See Note 26 for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL, fair value measurements and the evaluation and measurement of goodwill impairment.
Significant Accounting Policies
The following table identifies the Company’s significant accounting policies and the Note and Page where a detailed description of each policy can be found.

	Note	Page
Cash and Due From Banks	3	96
Securities	4	96
Loans and Leases	5	100
Allowance for Credit Losses and FDMs	6	102
Premises, Equipment and Software	7	116
Mortgage Servicing Rights	8	117
Leases	9	118
Goodwill and Intangible Assets	10	120
Variable Interest Entities	11	121
Derivative Instruments	14	126
Employee Benefits	15	129
Treasury Stock	17	132
Employee Share-Based Compensation	18	133
Fair Value Measurement	20	136
Revenue Recognition	21	142
Income Taxes	23	144
Earnings Per Share	24	147

Citizens Financial Group, Inc. | 90

Accounting Pronouncements Adopted in 2023

Pronouncement	Summary of Guidance	Effects on Financial Statements
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

•Adoption did not have a material impact on the Company’s Consolidated Financial Statements. Required disclosures and discussion of significant accounting policies for modifications to borrowers experiencing financial difficulty are included in Note 6.

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

•Refer to Note 11 for additional information.

Citizens Financial Group, Inc. | 91

NOTE 2 - ACQUISITIONS
Acquisition of HSBC
On February 18, 2022, CBNA closed on its HSBC transaction, which included 66 branches in the New York City metropolitan area, 9 branches in the Mid-Atlantic/Washington D.C. area, and 5 branches in Southeast Florida. The acquired liabilities and assets included approximately $6.3 billion in deposits and $1.5 billion in loans. The transaction resulted in an increase to goodwill of $120 million, which was allocated to the Consumer business segment as of December 31, 2022.
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
Investors Acquisition
On April 6, 2022, Citizens completed its Investors acquisition pursuant to an agreement and plan of merger entered into on July 28, 2021. Pursuant to the terms of the agreement, Investors merged with Citizens, with Citizens as the surviving corporation, and Investors Bank, a New Jersey state-chartered bank and wholly-owned subsidiary of Investors, merged with CBNA, with CBNA as the surviving bank. The Investors acquisition built Citizens’ physical presence in the Mid-Atlantic region with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey.
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
The Investors acquisition was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from Investors were recorded at fair value as of the closing date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and are subject to change. Fair value estimates related to the assets acquired and liabilities assumed from Investors were subject to adjustment for up to one year after the closing date as new information was obtained about facts and circumstances that existed as of the closing date that, if known, would have affected the measurement of the amounts recognized as of that date.
Share-Based Compensation Activity
Under the terms of the merger agreement with Investors, stock options and restricted shares granted by Investors that were outstanding as of April 6, 2022 were converted into CFG awards and remained subject to their original terms and conditions. Citizens issued 1,151,301 stock options and 259,316 restricted shares in connection with the transaction.

Citizens Financial Group, Inc. | 92

The following table includes an allocation of the consideration paid for the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Investors:

(dollars in millions, except per share data)	April 6, 2022
Consideration
CFG common shares issued	72,148,855
CFG share price on April 6, 2022	$42.08
Fair value of consideration for outstanding common stock	$3,036
Cash paid	355
Consideration related to equity awards	19
Fair value of merger consideration	3,410

Assets acquired
Cash and equivalents	287
Investment securities	3,826
Loans held for sale	2,162
Net loans and leases	20,139
Premises and equipment	62
Core deposit intangible and other intangible assets	119
Other assets(1)	919
Total assets acquired	27,514
Liabilities assumed
Deposits	20,217
Borrowed funds	4,097
Other liabilities(1)	677
Total liabilities assumed	24,991
Less: Net assets	2,523
Goodwill(1)	$887
(1) Reflects purchase accounting adjustments made during 2023.
Goodwill of $887 million recorded in connection with the acquisition resulted from the expected synergies, operational efficiencies and expertise of Investors. The amount of goodwill recorded reflected the increased market share and related synergies that resulted from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets acquired from Investors. The goodwill was allocated to the Company’s Commercial Banking and Consumer Banking business operating segments and is not deductible for income tax purposes.
Intangible assets from the Investors acquisition consisted of core deposits and naming rights. For additional information regarding the Company’s goodwill and intangible assets see Note 10.
The following table includes the fair value and unpaid principal balance of the loans acquired from Investors:

	April 6, 2022
(dollars in millions)	Unpaid Principal Balance	Fair Value
Commercial and industrial	$3,021	$2,899
Commercial real estate	13,310	13,065
Leases	9	9
Total commercial	16,340	15,973
Residential mortgages	3,949	3,889
Home equity	267	273
Other retail	4	4
Total retail	4,220	4,166
Net loans and leases	$20,560	$20,139

Citizens Financial Group, Inc. | 93

Fair value as of April 6, 2022 reflected a credit mark of $101 million on PCD funded loans recorded through purchase accounting, and an accretable discount of $320 million comprised of $179 million in interest rate mark and $141 million in non-PCD credit mark.
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
Borrowed Funds
The fair value of borrowed funds was estimated using a discounted cash flow methodology based on current incremental borrowing rates for similar types of instruments.

Citizens Financial Group, Inc. | 94

The following table presents the financial results of Investors from the date of acquisition through December 31, 2022. Investors was fully integrated into the Company’s processes and systems during the first quarter of 2023; therefore, standalone financial results for Investors are no longer available.

(dollars in millions)	April 6, 2022 through December 31, 2022
Net interest income	$627
Noninterest income	37
Net income	287
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

	Year Ended December 31,
(dollars in millions)	2022	2021
Net interest income	$6,226	$5,342
Noninterest income	2,055	2,168
Net income(1)	2,408	2,376
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

(dollars in millions)	Year Ended December 31, 2022
Provision for credit losses(1)	$145
Salaries and employee benefits(2)	83
Outside services(3)	61
Mark-to-market losses on LHFS portfolio(4)	31
Other operating expense	15
Total acquisition-related costs	$335
(1) Represents the initial provision for credit losses also recognized through a fair value mark as required by purchase accounting.
(2) Comprised primarily of severance and employee retention costs.
(3) Comprised primarily of technology, legal, advisory, and other professional related fees.
(4) Represents mark-to-market losses on loans acquired from Investors classified as LHFS.
Under CECL, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination. A variety of factors are considered in connection with the identification of more-than-insignificant deterioration in credit quality including, but not limited to, nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors. The amortized cost of a PCD loan is initially measured by adding the acquisition date estimate of expected credit losses to the loan's purchase price. The initial ALLL for PCD loans of $101 million was established through an adjustment to the Investors loan balance and related purchase accounting mark. Non-PCD loans and PCD loans had a fair value of $15.6 billion and $4.5 billion at the acquisition date and unpaid principal balance of $15.9 billion and $4.7 billion, respectively. In accordance with U.S. GAAP there was no carryover of the ACL that was previously recorded by Investors. Subsequent to the acquisition, an ACL on non-PCD loans of $145 million was recorded through provision expense for credit losses.

Citizens Financial Group, Inc. | 95

The following table presents PCD loan activity at the date of acquisition:

(dollars in millions)	April 6, 2022
Principal balance	$4,685
ALLL at acquisition	(101)
Non-credit discount	(72)
Purchase price	$4,512
NOTE 3 - CASH AND DUE FROM BANKS
For the purpose of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks. The Company had no material restrictions on the use or availability of its cash as of December 31, 2023 or 2022.
NOTE 4 - SECURITIES
Investments include debt, equity and other securities. Citizens classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase. Management reserves the right to change the initial classification of a security based on its intent to hold to maturity or as permitted by periodic changes in accounting guidance. Equity securities are recorded at fair value or at cost if there is not a readily determinable fair value.
Debt securities that will be held for indefinite periods of time and may be sold in response to changes in interest rates or prepayment risk, among other factors, are classified as AFS and reported at fair value, with unrealized gains and losses, net of taxes, reported in AOCI as a separate component of stockholders’ equity. Gains and losses on the sale of AFS securities are recognized in noninterest income in the Consolidated Statements of Operations and are computed using the specific identification method.
Debt securities for which the Company has the ability and intent to hold to maturity are classified as HTM and reported at amortized cost. Transfers of debt securities to the HTM classification are recognized at fair value at the date of transfer.
Interest income for AFS and HTM debt securities is recorded on the accrual basis including the amortization of premiums and the accretion of discounts utilizing the effective interest method over the estimated lives of the individual securities. Citizens uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the effective interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions. The amortization of premiums and the accretion of discounts associated with mortgage-backed securities may be significantly impacted by changes in prepayment assumptions.
Securities classified as trading are held principally for sale in the near-term and carried at fair value, with changes in fair value recognized in earnings. Realized and unrealized gains and losses on such securities are reported in noninterest income in the Consolidated Statements of Operations.
Equity securities primarily consist of FHLB and FRB stock carried at cost and money market mutual fund investments held by the Company’s broker-dealers carried at fair value with changes in fair value recognized in noninterest income. Equity securities are recorded in other assets on the Consolidated Balance Sheets, with those carried at cost reviewed at least annually for impairment. Valuation adjustments, to the extent necessary, are reported in noninterest income in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 96

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2023				December 31, 2022
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,493	$26	($139)	$4,380	$3,678	$1	($193)	$3,486
State and political subdivisions	1	—	—	1	2	—	—	2
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	26,289	45	(1,857)	24,477	21,250	10	(2,198)	19,062
Other/non-agency	279	—	(24)	255	280	—	(29)	251
Total mortgage-backed securities	26,568	45	(1,881)	24,732	21,530	10	(2,227)	19,313
Collateralized loan obligations	667	—	(3)	664	1,248	—	(42)	1,206
Total debt securities available for sale, at fair value	$31,729	$71	($2,023)	$29,777	$26,458	$11	($2,462)	$24,007
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,696	$9	($818)	$7,887	$9,253	$4	($751)	$8,506
Total mortgage-backed securities	8,696	9	(818)	7,887	9,253	4	(751)	8,506
Asset-backed securities	488	—	(25)	463	581	—	(45)	536
Total debt securities held to maturity	$9,184	$9	($843)	$8,350	$9,834	$4	($796)	$9,042
Equity securities, at cost(2)	$869	$—	$—	$869	$1,058	$—	$—	$1,058
Equity securities, at fair value(2)	173	—	—	173	153	—	—	153
(1) Excludes portfolio level basis adjustments of $60 million for securities designated in active fair value hedge relationships. The basis adjustments represent a reduction to the amortized cost of the securities being hedged.
(2) Included in other assets in the Consolidated Balance Sheets.
Accrued interest receivable on debt securities totaled $125 million and $107 million as of December 31, 2023 and 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 97

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2023. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,015	$1,478	$—	$4,493
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,599	2,157	22,533	26,289
Other/non-agency	—	—	—	279	279
Collateralized loan obligations	—	—	100	567	667
Total debt securities available for sale	—	4,614	3,735	23,380	31,729
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,696	8,696
Asset-backed securities	—	488	—	—	488
Total debt securities held to maturity	—	488	—	8,696	9,184
Total amortized cost of debt securities	$—	$5,102	$3,735	$32,076	$40,913

Fair value:
U.S. Treasury and other	$—	$2,906	$1,474	$—	$4,380
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,539	2,049	20,889	24,477
Other/non-agency	—	—	—	255	255
Collateralized loan obligations	—	—	100	564	664
Total debt securities available for sale	—	4,445	3,623	21,709	29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,887	7,887
Asset-backed securities	—	463	—	—	463
Total debt securities held to maturity	—	463	—	7,887	8,350
Total fair value of debt securities	$—	$4,908	$3,623	$29,596	$38,127
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $1.2 billion, $840 million and $487 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents realized gains and losses on sale of securities:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Gains	$36	$13	$15
Losses	(8)	(4)	(5)
Securities gains, net	$28	$9	$10

Citizens Financial Group, Inc. | 98

The following table presents the amortized cost and fair value of debt securities pledged:

	December 31, 2023		December 31, 2022
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$5,619	$5,305	$3,966	$3,527
Pledged as collateral for FHLB borrowing capacity	242	220	244	217
Pledged against repurchase agreements	—	—	—	—

The Company regularly enters into security repurchase agreements with unrelated counterparties, which involves the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting of short-term receivables or payables as of December 31, 2023 or 2022.
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2023 and 2022 were $102 million and $143 million, respectively. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2023 and 2022. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase of HTM investment securities and at each subsequent measurement date, Citizens is required to evaluate the securities for risk of loss over their life and, if necessary, establish an associated reserve. Recognition of a reserve for expected credit losses is not required if the amount the Company expects to realize is zero (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio as of December 31, 2023 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at December 31, 2023.
Citizens reviews its AFS debt securities for impairment at the individual security level on a quarterly basis, or more frequently if a potential loss triggering event occurs. The initial indicator of impairment for AFS debt securities is a decline in fair value below its amortized cost basis. The Company recognizes an impairment loss for any security that has declined in fair value below its amortized cost basis if management has the intent to sell the security or if it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.
Estimating the recovery of the amortized cost basis of a debt security is based on an assessment of the cash flows expected to be collected. If the present value of the cash flows expected to be collected, discounted at the security’s original effective yield, is less than the amortized cost basis, impairment equal to the shortfall in cash flows has occurred and Citizens must evaluate whether any impairment is attributable to credit-related factors. If credit-related factors exist, a credit-related impairment has occurred regardless of the Company’s intent to hold the security until it recovers.
The credit-related portion of impairment is recognized as provision expense through the establishment of an allowance for AFS securities, to the extent the allowance does not reduce the carrying value of the AFS security below its current fair value. The remaining non-credit related portion of impairment is recognized in OCI. Improvement in credit losses in subsequent periods results in a reversal of the allowance for AFS securities and a corresponding decrease to provision expense, to the extent the allowance does not become negative. Accrued interest receivable on AFS debt securities is excluded from the balances used to calculate the allowance for AFS securities. All accrued and uncollected interest is immediately reversed against interest income when it is deemed uncollectible.

Citizens Financial Group, Inc. | 99

The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$49	$—	$3,245	($139)	$3,294	($139)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2,939	(24)	16,398	(1,833)	19,337	(1,857)
Other/non-agency	—	—	255	(24)	255	(24)
Total mortgage-backed securities	2,939	(24)	16,653	(1,857)	19,592	(1,881)
Collateralized loan obligations	56	—	607	(3)	663	(3)
Total	$3,044	($24)	$20,505	($1,999)	$23,549	($2,023)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$3,356	($193)	$—	$—	$3,356	($193)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	13,353	(1,136)	5,042	(1,062)	18,395	(2,198)
Other/non-agency	80	(8)	171	(21)	251	(29)
Total mortgage-backed securities	13,433	(1,144)	5,213	(1,083)	18,646	(2,227)
Collateralized loan obligations	785	(26)	421	(16)	1,206	(42)
Total	$17,574	($1,363)	$5,634	($1,099)	$23,208	($2,462)
Citizens does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of December 31, 2023. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
NOTE 5 - LOANS AND LEASES
Loans are classified as held for investment when management has the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums and discounts on purchased loans. Deferred loan origination fees and costs and premiums and discounts on purchased loans are amortized as an adjustment of yield over the life of the loan using the effective interest method. Unamortized amounts that remain when a loan is prepaid or sold are recorded as interest income or gain (loss) on sale, respectively. Credit card receivables include billed and uncollected interest and fees.
Interest income on loans is determined using the effective interest method, which calculates periodic interest income at a constant effective yield on the net investment in the loan, providing a constant rate of return over the loan term. Loans accounted for using the fair value option are measured at fair value with corresponding changes reported in mortgage banking fees for residential mortgage LHFS and in capital markets fees for commercial LHFS in the Consolidated Statements of Operations.
Commitment fees for loans that are likely to be drawn down, along with other credit-related fees, are deferred and recognized as an adjustment to the effective interest rate over the loan term. Commitment fees are recognized over the commitment period on a straight-line basis if it is unlikely that a loan will be drawn down and are reported in letter of credit and loan fees in the Consolidated Statements of Operations.
Loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail. The classes of loans and leases are: commercial and industrial, commercial real estate, leases, residential mortgages, home equity, automobile, education and other retail.

Citizens Financial Group, Inc. | 100

The following table presents loans and leases, excluding LHFS:

	December 31,
(dollars in millions)	2023	2022
Commercial and industrial	$43,826	$51,836
Commercial real estate	29,471	28,865
Leases	1,148	1,479
Total commercial	74,445	82,180
Residential mortgages	31,332	29,921
Home equity	15,040	14,043
Automobile	8,258	12,292
Education	11,834	12,808
Other retail	5,050	5,418
Total retail	71,514	74,482
Total loans and leases	$145,959	$156,662
Accrued interest receivable on loans and leases held for investment totaled $875 million and $820 million as of December 31, 2023 and 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $36.0 billion and $38.4 billion at December 31, 2023 and 2022, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $31.9 billion and $34.8 billion at December 31, 2023 and 2022, respectively.
Loans are classified as held for sale when management does not have the intent and ability to hold the loan for the foreseeable future. LHFS for which the fair value option is not elected are carried at the lower of amortized cost or fair value less costs to sell, with any write-downs or subsequent recoveries recognized in other income in the Consolidated Statements of Operations. Citizens has elected to account for residential mortgage LHFS and certain commercial LHFS at fair value. See Note 20 for additional information.
The following table presents the composition of LHFS:

	December 31, 2023			December 31, 2022
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$614	$62	$676	$666	$108	$774
Other loans held for sale	—	103	103	—	208	208
(1) Residential mortgage LHFS are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS primarily consist of loans associated with the Company’s syndication business.
Citizens leases equipment for commercial use with a primary focus on middle-market and mid-corporate clients for large capital equipment acquisitions including railcars, trucks and trailers, and other equipment. The determination of whether an arrangement is a lease and the related lease classification are made at lease inception. Lease terms predominantly range from three to ten years and may include options to purchase the leased property prior to the end of the lease term. The Company does not have lease agreements that contain both lease and non-lease components.
A lessee is evaluated from a credit perspective using the same underwriting standards and procedures for a loan borrower. A lessee is expected to make rental payments based on its cash flows and the viability of its operations. Leases are not typically evaluated as collateral-based transactions and, therefore, the lessee’s overall financial strength is the most important credit evaluation factor.

Citizens Financial Group, Inc. | 101

The components of the net investment in direct financing and sales-type leases, before ALLL, are presented below:

(dollars in millions)	December 31, 2023	December 31, 2022
Total future minimum lease rentals	$942	$1,193
Estimated residual value of leased equipment (non-guaranteed)	322	413
Initial direct costs	5	5
Unearned income	(121)	(132)
Total leases	$1,148	$1,479
Interest income on direct financing and sales-type leases for the years ended December 31, 2023, 2022 and 2021 was $46 million, $46 million and $49 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
A maturity analysis of direct financing and sales-type lease receivables at December 31, 2023 is presented below:

Year	(dollars in millions)
2024	$258
2025	213
2026	156
2027	133
2028	84
Thereafter	98
Total undiscounted future minimum lease rentals	$942
NOTE 6 - CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses
The Company’s estimate of expected credit losses in its loan and lease portfolios is recorded in the ACL and considers extensive historical loss experience, including the impact of loss mitigation and restructuring programs that the Company offers to borrowers experiencing financial difficulty, as well as projected loss severity as a result of loan default. The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of a loan or lease and on unfunded lending commitments. The determination of the ACL is based on periodic evaluation of loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable. A number of relevant underlying factors, including key assumptions and the evaluation of quantitative and qualitative information, are considered.
Key assumptions used in the ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year reversion period to historical credit loss information. The evaluation of quantitative and qualitative information is performed by assessing groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are generally grouped by product type (e.g., commercial and industrial, commercial real estate, residential mortgage), and significant loan portfolios are assessed for credit losses using econometric models.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD for commercial loans, timing and amount of expected draws for unfunded lending commitments, FICO, LTV, and term for retail loans. The mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amount and timing of expected future cash flows, and factors specific to commercial credits such as competition, business and management performance are also considered. Forward-looking economic assumptions include real GDP, unemployment rate, interest rate curve, and changes in collateral values. This data is accumulated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. Historical information, such as financial statements for commercial customers or consumer credit ratings, may not be as important to estimating future expected losses as forecasted inputs to the models during volatile economic time periods.

Citizens Financial Group, Inc. | 102

The ACL may also be affected by a variety of qualitative factors that the Company considers that are not measured in the statistical procedures including uncertainty related to economic forecasts, loan growth, backtesting results, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further affected by sensitivity analysis for certain industry sectors or loan classes, including CRE office.
The measurement process results in specific or pooled allowances for loans, leases and unfunded lending commitments, and qualitative allowances that are determined and applied across the portfolio.
Certain loan portfolios don’t require an econometric model to calculate expected credit losses. For these portfolios, approaches that are less data intensive and non-modeled are utilized to estimate credit losses as they are considered more efficient and practical for portfolios that have outstanding balances that are not material (e.g., runoff or closed portfolios, new products or products that are not significant to the Company’s overall credit risk exposure).
Loans and leases that do not share similar risk characteristics are individually assessed for expected credit losses. Nonaccrual commercial and industrial, and commercial real estate loans with an outstanding balance of $5 million or greater are assessed on an individual loan level basis. Generally, measurement of the ACL on an individual loan or lease is the present value of its future cash flows or the fair value of its underlying collateral, if the loan or lease is collateral dependent.
A loan is considered to be collateral dependent when repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. Generally, this occurs when cash flows to repay the loan from all other available sources, including guarantors, are expected to be no more than nominal. Loans that are deemed to be collateral dependent are written down to the fair value, less costs to sell, as of the evaluation date and are reassessed each subsequent period, which may result in an increase or decrease to the ACL based on a corresponding change in the fair value of the collateral during the period. Any decrease to the ACL would be limited to the total amount previously written off for a given loan or lease.
Collateral values for residential mortgage and home equity loans are based on appraisals, which are updated every 90 days at a minimum, less estimated costs to sell. At December 31, 2023 and 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $556 million and $561 million, respectively.
Commercial loans are secured by various types of collateral, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. Collateral values are generally based on appraisals for commercial real estate loans, which are updated based on management judgment on a case-by-case basis. At December 31, 2023 and 2022, the Company had collateral-dependent commercial loans totaling $233 million and $21 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $336 million and $250 million as of December 31, 2023 and 2022, respectively.
Expected recoveries are considered in management’s estimate of the ACL and may result in a reduction to the ACL balance. A negative ACL for a collateral dependent loan exists if the fair value of the collateral increases in a subsequent reporting period and cannot exceed the total amount previously charged off. Accrued interest receivable on loans and leases is excluded from asset balances used to calculate the ACL.
The Company estimates expected credit losses associated with off-balance sheet financial instruments such as standby letters of credit, financial guarantees and unfunded loan commitments that are not unconditionally cancellable. Off-balance sheet financial instruments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with historical loss experience, current and future economic conditions, timing and amount of expected draws, and performance trends within specific portfolio segments, are considered to estimate the allowance for unfunded lending commitments. The Company does not recognize a reserve for future draws from credit lines that are unconditionally cancellable (e.g., credit cards).
The ALLL and the allowance for unfunded lending commitments are reported in the allowance for loan and lease losses and other liabilities, respectively, in the Consolidated Balance Sheets . The provision for credit losses related to loan and lease portfolios and unfunded lending commitments is reported in provision (benefit) for credit losses in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 103

Loan Charge-Offs
Commercial loans are charged-off when available information indicates that a loan, or portion thereof, is determined to be uncollectible. The determination of whether to recognize a charge-off involves many factors, including the prioritization of the Company’s claim in bankruptcy, workout/restructuring expectations of the loan and valuation of the borrower’s equity or loan collateral.
Retail loans are generally fully charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate, credit card and unsecured open-end loans are generally charged-off in the month when the account becomes 180 days past due. Auto, education and unsecured closed-end loans are generally charged off in the month when the account becomes 120 days past due. Certain retail loans will be charged-off or written down to their net realizable value earlier in the following circumstances:
•FDMs that are determined to be collateral dependent.
•Loans to borrowers who have experienced an event (e.g., bankruptcy) that suggests a loss is either known or highly certain.
◦Residential real estate and auto loans are written down to fair value less costs to sell within 60 days of receiving notification of the bankruptcy filing, unless repayment is likely to occur, or when the loan subsequently becomes 60 days past due.
◦Credit card loans are fully charged-off within 60 days of receiving notification of the bankruptcy filing or other event.
◦Education loans are generally charged-off when the loan becomes 60 days past due after receiving notification of a bankruptcy.
•Auto loans are written down to fair value less costs to sell upon repossession of the collateral.

The following table presents a summary of changes in the ACL for the year ended December 31, 2023:

	Year Ended December 31, 2023
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,060	$923	$1,983
Charge-offs	(285)	(472)	(757)
Recoveries	18	130	148
Net charge-offs	(267)	(342)	(609)
Provision expense (benefit) for loans and leases	457	267	724
Allowance for loan and lease losses, end of period	1,250	848	2,098
Allowance for unfunded lending commitments, beginning of period	207	50	257
Provision expense (benefit) for unfunded lending commitments	(32)	(5)	(37)
Allowance for unfunded lending commitments, end of period	175	45	220
Total allowance for credit losses, end of period	$1,425	$893	$2,318
During the year ended December 31, 2023, net charge-offs of $609 million and a provision for expected credit losses of $687 million resulted in an increase of $78 million to the ACL.
Our ACL as of December 31, 2023 accounts for an economic forecast over our two-year reasonable and supportable period with peak unemployment of approximately 5% and peak-to-trough GDP decline of approximately 0.4%. This forecast reflects a mild recession over the two-year reasonable and supportable period.

Citizens Financial Group, Inc. | 104

The following tables present a summary of changes in the ACL for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
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

	Year Ended December 31, 2021
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
Citizens utilizes internal risk ratings to monitor credit quality for commercial loans and leases. These ratings are assigned at loan origination and are periodically reevaluated utilizing a risk-based approach, annually at a minimum, or any time management becomes aware of information affecting a borrower’s ability to fulfill their obligations. The reevaluation process considers both quantitative and qualitative factors. The following categories are utilized to develop the ACL:
•Pass - includes obligations where the probability of default is considered low and repayment in full is expected in accordance with the contractual loan terms;
•Special Mention - includes obligations that have potential weakness that, if left uncorrected, may result in deterioration of the Company’s credit position at some future date;
•Substandard Accrual - includes obligations that have well-defined weaknesses that could hinder normal repayment or collection of the debt, but are currently performing;
•Nonaccrual - includes obligations where management has determined that full payment of principal and interest is in doubt. For more information on nonaccrual loans and leases see “Nonaccrual and Past Due Assets” below.

Citizens Financial Group, Inc. | 105

For commercial and industrial loans, the performance of the borrower is monitored in a disciplined and regular manner based upon the level of credit risk inherent in the loan. To evaluate the level of credit risk, an internal risk rating is assigned reflecting the borrower’s PD and LGD. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are generally reviewed annually at a minimum. The combination of the PD and LGD assigned ratings, which reflect credit quality characteristics as of the reporting date and are used as inputs into the loss forecasting process, capture both the expectation of default and loss severity in the event of default. Each loan is periodically reviewed by management based on the amount of the lending arrangement and risk rating assessment, with priority given to those loans which are perceived to be of higher risk, or loans for which credit quality is weakening (e.g., payment delinquency). Loans are proactively managed by utilizing various procedures that are customized to the risk of a given loan, including ongoing outreach to the borrower, assessment of the borrower’s financial condition and appraisal of the collateral.
Credit risk associated with commercial real estate loans is managed similar to commercial and industrial loans by evaluating PD and LGD. Risks associated with commercial real estate activities are typically correlated to the loan structure, collateral location, project progress and business environment. As a result, these attributes are monitored and utilized in assessing credit risk. Periodic reviews are also performed to assess market/geographic risk and business unit/industry risk, which may result in increased scrutiny on loans that are perceived to be of higher risk, had adverse changes in risk ratings and/or areas that concern management. These reviews are designed to assess risk and facilitate actions to mitigate such risks.
Credit risk associated with leases is managed similar to commercial and industrial loans by evaluating PD and LGD. Reviews are generally performed annually based upon the dollar amount of the lease and the level of credit risk, and may be more frequent if circumstances warrant. The review process includes analysis of the following factors: equipment value/residual value, exposure levels, jurisdiction risk, industry risk, guarantor requirements, and regulatory compliance as applicable.
Commercial loans with renewal terms in the original contract are recognized as current year originations upon renewal unless the loan automatically renewed without a new credit decision. Citizens generally reserves the right to not renew the loan or lease until current underwriting is completed and approved.

Citizens Financial Group, Inc. | 106

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2023, and gross charge-offs by vintage date for the year ended December 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$3,599	$6,338	$5,049	$1,254	$1,085	$2,031	$21,033	$53	$40,442
Special Mention	59	194	354	29	48	113	368	—	1,165
Substandard Accrual	5	175	325	212	121	284	792	11	1,925
Nonaccrual	1	72	51	4	5	102	53	6	294
Total commercial and industrial	3,664	6,779	5,779	1,499	1,259	2,530	22,246	70	43,826
Gross charge-offs	1	3	34	4	1	34	44	—	121
Commercial real estate
Pass	1,906	5,791	6,062	2,555	2,294	3,895	1,975	8	24,486
Special Mention	—	713	539	222	183	260	75	—	1,992
Substandard Accrual	—	277	203	469	528	939	100	—	2,516
Nonaccrual	1	66	2	23	144	238	3	—	477
Total commercial real estate	1,907	6,847	6,806	3,269	3,149	5,332	2,153	8	29,471
Gross charge-offs	—	—	—	56	13	95	—	—	164
Leases
Pass	95	174	282	191	62	268	—	—	1,072
Special Mention	—	27	1	1	2	—	—	—	31
Substandard Accrual	3	14	12	6	4	3	—	—	42
Nonaccrual	—	—	3	—	—	—	—	—	3
Total leases	98	215	298	198	68	271	—	—	1,148
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial
Pass	5,600	12,303	11,393	4,000	3,441	6,194	23,008	61	66,000
Special Mention	59	934	894	252	233	373	443	—	3,188
Substandard Accrual	8	466	540	687	653	1,226	892	11	4,483
Nonaccrual	2	138	56	27	149	340	56	6	774
Total commercial(1)	$5,669	$13,841	$12,883	$4,966	$4,476	$8,133	$24,399	$78	$74,445
Gross charge-offs	$1	$3	$34	$60	$14	$129	$44	$—	$285
(1) In the fourth quarter of 2023, the Company revised its presentation of commercial loans and leases by vintage date and internal risk rating to reflect how the Company currently manages the commercial credit portfolio. The Company now reports Substandard Accrual and Nonaccrual ratings, replacing previously reported ratings of Substandard and Doubtful, respectively. The prior period presentation was revised to conform to the new presentation. For more information regarding the Company’s internal risk ratings, see “Credit Quality Indicators” above.

Citizens Financial Group, Inc. | 107

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$8,304	$8,469	$2,224	$2,074	$1,334	$1,952	$24,211	$148	$48,716
Special Mention	124	189	120	74	48	153	364	—	1,072
Substandard Accrual	148	210	194	254	97	330	554	12	1,799
Nonaccrual	12	22	10	6	43	33	119	4	249
Total commercial and industrial	8,588	8,890	2,548	2,408	1,522	2,468	25,248	164	51,836
Commercial real estate
Pass	5,767	6,442	3,639	3,066	2,145	3,536	1,888	3	26,486
Special Mention	1	119	103	390	99	113	62	—	887
Substandard Accrual	91	15	75	248	346	591	23	—	1,389
Nonaccrual	1	5	13	60	4	20	—	—	103
Total commercial real estate	5,860	6,581	3,830	3,764	2,594	4,260	1,973	3	28,865
Leases
Pass	263	363	250	99	128	345	—	—	1,448
Special Mention	4	5	2	6	1	3	—	—	21
Substandard Accrual	—	4	3	3	—	—	—	—	10
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leases	267	372	255	108	129	348	—	—	1,479
Total commercial
Pass	14,334	15,274	6,113	5,239	3,607	5,833	26,099	151	76,650
Special Mention	129	313	225	470	148	269	426	—	1,980
Substandard Accrual	239	229	272	505	443	921	577	12	3,198
Nonaccrual	13	27	23	66	47	53	119	4	352
Total commercial(1)	$14,715	$15,843	$6,633	$6,280	$4,245	$7,076	$27,221	$167	$82,180
(1) In the fourth quarter of 2023, the Company revised its presentation of commercial loans and leases by vintage date and internal risk rating to reflect how the Company currently manages the commercial credit portfolio. The Company now reports Substandard Accrual and Nonaccrual ratings, replacing previously reported ratings of Substandard and Doubtful, respectively. The prior period presentation was revised to conform to the new presentation. For more information regarding the Company’s internal risk ratings, see “Credit Quality Indicators” above.
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

Citizens Financial Group, Inc. | 108

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2023, and gross charge-offs by vintage date for the year ended December 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$889	$3,067	$5,172	$3,117	$1,131	$3,125	$—	$—	$16,501
740-799	1,333	1,940	2,560	1,411	592	1,625	—	—	9,461
680-739	367	631	758	466	266	873	—	—	3,361
620-679	54	135	165	90	121	445	—	—	1,010
<620	9	48	104	95	161	561	—	—	978
No FICO available(1)	1	—	2	1	3	14	—	—	21
Total residential mortgages	2,653	5,821	8,761	5,180	2,274	6,643	—	—	31,332
Gross charge-offs	—	—	—	1	1	4	—	—	6
Home equity
800+	—	4	4	1	4	91	5,078	222	5,404
740-799	—	1	2	1	3	82	4,708	241	5,038
680-739	1	1	1	2	5	93	2,693	202	2,998
620-679	—	1	1	2	8	77	718	137	944
<620	—	2	1	1	10	80	332	230	656
Total home equity	1	9	9	7	30	423	13,529	1,032	15,040
Gross charge-offs	—	—	—	—	—	3	8	1	12
Automobile
800+	81	539	1,062	368	162	47	—	—	2,259
740-799	134	671	1,038	375	165	52	—	—	2,435
680-739	147	577	708	252	118	39	—	—	1,841
620-679	94	316	345	112	65	26	—	—	958
<620	44	232	291	100	66	32	—	—	765
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	500	2,335	3,444	1,207	576	196	—	—	8,258
Gross charge-offs	3	34	41	14	12	9	—	—	113
Education
800+	296	671	1,637	1,418	600	1,185	—	—	5,807
740-799	368	694	1,050	850	369	678	—	—	4,009
680-739	143	289	333	273	134	298	—	—	1,470
620-679	30	65	68	58	32	107	—	—	360
<620	5	18	25	23	15	55	—	—	141
No FICO available(1)	10	—	1	—	—	36	—	—	47
Total education	852	1,737	3,114	2,622	1,150	2,359	—	—	11,834
Gross charge-offs	—	5	19	25	17	45	—	—	111
Other retail
800+	183	70	38	35	16	18	500	—	860
740-799	258	87	46	45	21	19	963	1	1,440
680-739	214	76	39	39	18	11	973	2	1,372
620-679	118	48	23	19	6	4	419	2	639
<620	31	35	18	14	4	2	251	2	357
No FICO available(1)	7	1	—	1	—	—	373	—	382
Total other retail	811	317	164	153	65	54	3,479	7	5,050
Gross charge-offs	49	24	8	8	11	9	121	—	230
Total retail
800+	1,449	4,351	7,913	4,939	1,913	4,466	5,578	222	30,831
740-799	2,093	3,393	4,696	2,682	1,150	2,456	5,671	242	22,383
680-739	872	1,574	1,839	1,032	541	1,314	3,666	204	11,042
620-679	296	565	602	281	232	659	1,137	139	3,911
<620	89	335	439	233	256	730	583	232	2,897
No FICO available(1)	18	1	3	2	3	50	373	—	450
Total retail	$4,817	$10,219	$15,492	$9,169	$4,095	$9,675	$17,008	$1,039	$71,514
Gross charge-offs	$52	$63	$68	$48	$41	$70	$129	$1	$472
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 109

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2022:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,132	$4,943	$3,143	$1,180	$363	$3,081	$—	$—	$14,842
740-799	2,376	2,991	1,660	638	257	1,635	—	—	9,557
680-739	769	899	502	308	149	851	—	—	3,478
620-679	125	168	135	138	99	422	—	—	1,087
<620	17	68	77	165	147	455	—	—	929
No FICO available(1)	2	2	2	3	2	17	—	—	28
Total residential mortgages	5,421	9,071	5,519	2,432	1,017	6,461	—	—	29,921
Home equity
800+	4	5	2	5	6	110	4,958	267	5,357
740-799	2	2	1	4	6	97	4,350	274	4,736
680-739	1	1	1	6	11	114	2,296	234	2,664
620-679	—	1	2	9	16	93	558	143	822
<620	—	—	2	12	18	82	178	172	464
Total home equity	7	9	8	36	57	496	12,340	1,090	14,043
Automobile
800+	650	1,453	584	324	120	54	—	—	3,185
740-799	962	1,606	649	343	134	56	—	—	3,750
680-739	920	1,187	460	254	102	44	—	—	2,967
620-679	554	586	205	133	62	28	—	—	1,568
<620	188	309	130	106	56	31	—	—	820
No FICO available(1)	2	—	—	—	—	—	—	—	2
Total automobile	3,276	5,141	2,028	1,160	474	213	—	—	12,292
Education
800+	548	1,720	1,567	694	410	1,068	—	—	6,007
740-799	735	1,351	1,126	486	267	609	—	—	4,574
680-739	363	423	356	170	103	288	—	—	1,703
620-679	54	76	62	38	29	102	—	—	361
<620	6	16	20	12	11	50	—	—	115
No FICO available(1)	6	—	—	—	—	42	—	—	48
Total education	1,712	3,586	3,131	1,400	820	2,159	—	—	12,808
Other retail
800+	182	105	93	48	25	27	491	—	971
740-799	230	134	121	68	31	25	974	1	1,584
680-739	175	109	103	52	21	14	993	4	1,471
620-679	108	65	52	18	8	4	435	4	694
<620	35	30	25	9	4	2	190	6	301
No FICO available(1)	12	1	3	—	—	—	380	1	397
Total other retail	742	444	397	195	89	72	3,463	16	5,418
Total retail
800+	3,516	8,226	5,389	2,251	924	4,340	5,449	267	30,362
740-799	4,305	6,084	3,557	1,539	695	2,422	5,324	275	24,201
680-739	2,228	2,619	1,422	790	386	1,311	3,289	238	12,283
620-679	841	896	456	336	214	649	993	147	4,532
<620	246	423	254	304	236	620	368	178	2,629
No FICO available(1)	22	3	5	3	2	59	380	1	475
Total retail	$11,158	$18,251	$11,083	$5,223	$2,457	$9,401	$15,803	$1,106	$74,482
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 110

Nonaccrual and Past Due Assets
Nonaccrual loans and leases are those on which accrual of interest is suspended. Loans, other than certain retail loans insured by U.S. government agencies, are placed on nonaccrual status when full payment of principal and interest is in doubt, unless the loan is both well-secured and in the process of collection.
When a loan is placed on nonaccrual status the accrued interest receivable is reversed against interest income and the amortization of any net deferred fees is suspended. Interest collected on nonaccrual loans and leases for which the ultimate collectability of principal is uncertain are generally applied to reduce the carrying value of the asset first. Otherwise, interest income may be recognized to the extent of the cash received if the loan is deemed fully collectible. A loan or lease may be returned to accrual status if:
•no principal and interest payments are due and unpaid, and repayment of the remaining contractual principal and interest is expected;
•the loan or lease has otherwise become well-secured and in the process of collection; or
•the borrower has made regularly scheduled payments in full for the prior six months and it is reasonably assured that the loan or lease will be brought current within a reasonable period.
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
Residential mortgages are generally placed on nonaccrual status when past due 120 days, or sooner if determined to be collateral dependent, unless repayment of the loan is fully or partially guaranteed by the FHA, VA or USDA. Credit card balances are placed on nonaccrual status when past due 90 days or more and are restored to accrual status if they subsequently become less than 90 days past due. All other retail loans are generally placed on nonaccrual status when past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Loans less than 90 days past due may be placed on nonaccrual status due to the death of the borrower, fraud or bankruptcy.
The following tables present an aging analysis of accruing loans and leases, and nonaccrual loans and leases as of December 31, 2023 and 2022:

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$43,447	$61	$18	$6	$294	$43,826	$30
Commercial real estate	28,745	150	59	40	477	29,471	71
Leases	1,144	1	—	—	3	1,148	—
Total commercial	73,336	212	77	46	774	74,445	101
Residential mortgages(1)	30,499	282	118	256	177	31,332	144
Home equity	14,640	82	33	—	285	15,040	198
Automobile	8,005	144	48	—	61	8,258	7
Education	11,732	49	23	2	28	11,834	3
Other retail	4,899	49	34	29	39	5,050	—
Total retail	69,775	606	256	287	590	71,514	352
Total	$143,111	$818	$333	$333	$1,364	$145,959	$453
Guaranteed residential mortgages(1)	$675	$128	$76	$243	$—	$1,122	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA and USDA, and are included in the amounts presented for Residential mortgages.

Citizens Financial Group, Inc. | 111

	December 31, 2022
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$51,389	$152	$25	$21	$249	$51,836	$64
Commercial real estate	28,665	51	45	1	103	28,865	7
Leases	1,475	4	—	—	—	1,479	—
Total commercial	81,529	207	70	22	352	82,180	71
Residential mortgages(1)	29,228	95	45	319	234	29,921	187
Home equity	13,719	64	19	—	241	14,043	185
Automobile	12,039	152	45	—	56	12,292	9
Education	12,718	36	17	4	33	12,808	3
Other retail	5,294	44	30	22	28	5,418	1
Total retail	72,998	391	156	345	592	74,482	385
Total	$154,527	$598	$226	$367	$944	$156,662	$456
Guaranteed residential mortgages(1)	$789	$57	$34	$316	$—	$1,196	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA and USDA, and are included in the amounts presented for Residential mortgages.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Company adopted accounting guidance that eliminates the separate recognition and measurement of TDRs. Upon adoption of this guidance, all loan modifications to borrowers experiencing financial difficulty, or FDMs, are evaluated to determine whether the modification should be accounted for as a new loan or a continuation of the existing loan. The existing loan is derecognized and the restructured loan is accounted for as a new loan if the effective yield on the restructured loan is at least equal to the effective yield for comparable loans with similar collection risk and the modification to the original loan is more than minor. Any unamortized fees and costs from the original loan are recognized in interest income when the new loan is granted. If a loan restructuring does not meet these conditions, the existing loan’s amortized cost basis is carried forward and the modified loan is accounted for as a continuation of the existing loan. FDMs are generally accounted for as a continuation of the existing loan given the terms are typically not at market rates.
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

Citizens Financial Group, Inc. | 112

Retail and commercial loans whose contractual terms have been modified in a FDM and are current at the time of the modification may remain on accrual status if there is demonstrated performance prior to the modification and payment in full under the modified terms is expected. Cash receipts on nonaccrual impaired loans, including nonaccrual loans involved in FDMs, are generally applied to reduce the unpaid principal balance. Certain FDMs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Nonaccrual FDMs that meet the guidelines above for accrual status can be returned to accruing if supported by a well-documented evaluation of the borrowers’ financial condition, and if they have been current for at least six months.
The following table presents the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Year Ended December 31, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$1	$252	$69	$—	$1	$2	$325	0.74%
Commercial real estate	—	522	—	—	70	1	593	2.01
Total commercial	1	774	69	—	71	3	918	1.23
Residential mortgages	8	77	3	—	20	1	109	0.35
Home equity	2	5	—	—	8	—	15	0.10
Automobile	—	—	—	—	—	—	—	—
Education	9	—	31	—	—	—	40	0.34
Other retail	11	—	—	—	—	—	11	0.22
Total retail	30	82	34	—	28	1	175	0.24
Total(2)	$31	$856	$103	$—	$99	$4	$1,093	0.75%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
(2) Excludes borrowers that had their debt discharged by means of a Chapter 7 bankruptcy filing.
The following table presents the financial effect of loans to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023, disaggregated by class of financing receivable.

	Year Ended December 31, 2023
	Weighted-Average Interest Rate Reduction(1)(5)	Weighted-Average Term Extension (in Months)(2)(5)	Weighted-Average Payment Deferral(3)(5)	Amount of Principal Forgiven(4)
Commercial and industrial	2.02%	15	$562,777	$—
Commercial real estate	0.59	11	30,821	—
Residential mortgages	1.58	50	—	—
Home equity	2.64	120	1,366	—
Automobile	3.60	18	1,245	—
Education	4.76	—	6,134	—
Other retail	18.68	—	—	5
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

Citizens Financial Group, Inc. | 113

The following table presents an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$211	$—	$—	$—	$114	$325
Commercial real estate	402	7	—	26	158	593
Total commercial	613	7	—	26	272	918
Residential mortgages	61	11	7	17	13	109
Home equity	5	—	—	—	10	15
Automobile	—	—	—	—	—	—
Education	37	1	—	—	2	40
Other retail	8	1	1	—	1	11
Total retail	111	13	8	17	26	175
Total	$724	$20	$8	$43	$298	$1,093
The following table presents the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 that subsequently defaulted during the year ended December 31, 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs at the time of default. A loan is considered to be in default if, subsequent to modification, it becomes 90 or more days past due or is placed on nonaccrual status.

	Year Ended December 31, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$43	$—	$43
Commercial real estate	—	102	—	—	102
Total commercial	—	102	43	—	145
Residential mortgages	1	9	—	5	15
Home equity	—	1	—	2	3
Automobile	—	—	—	—	—
Education	—	—	1	—	1
Other retail	—	—	—	—	—
Total retail	1	10	1	7	19
Total	$1	$112	$44	$7	$164
Unfunded commitments related to loans modified during the year ended December 31, 2023 were $221 million at December 31, 2023.
Troubled Debt Restructuring - Prior to the Adoption of ASU 2022-02
In situations where, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Concessions granted in TDRs for all classes of loans may include lowering the interest rate, forgiving a portion of principal, extending the loan term, lowering scheduled payments for a specified period of time, waiving or delaying a scheduled payment of principal or interest for other than an insignificant time period, or capitalizing past due amounts. A rate increase can be a concession if the increased rate is lower than a market rate for debt with risk similar to that of the restructured loan. TDRs for commercial loans may also involve creating a multiple note structure, accepting non-cash assets, accepting an equity interest, or receiving a performance-based fee. In some cases, a TDR may involve multiple concessions.

Citizens Financial Group, Inc. | 114

Cash receipts on nonaccrual impaired loans, including nonaccrual loans involved in TDRs, are generally applied to reduce the unpaid principal balance. Certain TDRs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Nonaccrual TDRs may be returned to accruing if supported by a well-documented evaluation of the borrowers’ financial condition, and if they have been current for at least six months.
The ACL for loans previously identified as TDRs is measured at the product level based on post-modification credit attributes and use of an econometric model or at the fair value of collateral less costs to sell, if less than the loan’s amortized cost basis. Any portion of the loan’s amortized cost basis the Company does not expect to collect as a result of the modification is charged off at the time of modification. For retail TDR accounts assessed based on the fair value of collateral, any portion of the loan’s recorded investment in excess of the collateral value less costs to sell is charged off at the time of modification or at the time of subsequent and regularly recurring valuations.
The following tables summarize loans modified during the year ended December 31, 2022. The balances represent the post-modification outstanding amortized cost basis and may include loans that became TDRs during the period and were subsequently paid off in full, charged off, or sold prior to period end. Pre-modification balances for modified loans approximate the post-modification balances shown.

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
(3) Includes modifications other than interest rate reductions or maturity extensions, such as lowering scheduled payments for a specified period of time, principal forgiveness, and capitalizing arrearages. The following are also included: deferrals, trial modifications, certain bankruptcies, loans in forbearance and prepayment plans. Modifications can include the deferral of accrued interest resulting in post-modification balances being higher than pre-modification.
Modified TDRs resulted in charge-offs of $3 million for the year ended December 31, 2022. Unfunded commitments related to TDRs were $81 million at December 31, 2022.
The following table provides a summary of TDRs that defaulted (became 90 days or more past due) within 12 months of their modification date:

(dollars in millions)	Year Ended December 31, 2022
Commercial	$—
Retail(1)	242
Total	$242
(1) Includes $187 million of loans fully or partially government guaranteed by the FHA, VA, and USDA.
Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of December 31, 2023 and 2022, there were no material concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.

Citizens Financial Group, Inc. | 115

NOTE 7 - PREMISES, EQUIPMENT AND SOFTWARE
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease, including renewal options if exercise of those options is reasonably assured, or their estimated useful life, whichever is shorter.
Additions to premises and equipment are recorded at cost. The cost of major additions and improvements is capitalized. Repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. Citizens evaluates premises and equipment for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable.
A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2023	2022
Land and land improvements	10 - 75	$143	$144
Buildings and leasehold improvements	5 - 60	875	879
Furniture, fixtures and equipment	4 - 20	613	622
Construction in progress		77	61
Total premises and equipment, gross		1,708	1,706
Accumulated depreciation and amortization		(813)	(862)
Total premises and equipment, net		$895	$844
Depreciation charged to noninterest expense totaled $115 million, $107 million and $98 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is presented in the Consolidated Statements of Operations in either occupancy or equipment expense, as applicable.
Software
Costs related to computer software developed or obtained for internal use are capitalized if the projects improve functionality and provide long-term future operational benefits. Capitalized costs are amortized using the straight-line method over the asset’s expected useful life, which is based on the basic pattern of consumption and economic benefits provided by the asset. The amortization of software commences when the asset, or identifiable component of the asset, is substantially complete and ready for its intended use. All other costs incurred in connection with an internal-use software project are expensed as incurred. Capitalized software is included in other assets in the Consolidated Balance Sheets.
Citizens had capitalized software assets of $2.6 billion and related accumulated amortization of $1.7 billion as of December 31, 2023 and 2022. Amortization expense was $254 million, $243 million and $235 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The estimated future amortization expense for capitalized software assets is presented below.

Year	(dollars in millions)
2024	$237
2025	199
2026	136
2027	79
2028	23
Thereafter	—
Total(1)	$674
(1) Excludes $215 million of in-process software at December 31, 2023.

Citizens Financial Group, Inc. | 116

NOTE 8 - MORTGAGE BANKING AND OTHER SERVICED LOANS
The Company sells residential mortgages into the secondary market and retains no beneficial interest in these sales, but may retain the servicing rights for the loans sold. The Company may exercise its option to repurchase eligible government guaranteed residential mortgages or may be obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud that should have been identified in a loan file review.
Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Changes in the fair value and realized gains and losses on the sales of mortgage loans, are reported in mortgage banking fees.
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Cash proceeds from residential mortgage loans sold with servicing retained	$9,124	$17,025	$37,039
Repurchased residential mortgages(1)	—	87	1,381
Gain on sales(2)	72	86	382
Contractually specified servicing, late and other ancillary fees(2)	309	287	247
(1) Includes government insured or guaranteed loans repurchased through the exercise of the Company’s removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The Company recognizes the right to service residential mortgage loans for others, or MSRs, when purchased or when servicing is contractually separated from the underlying mortgage loans sold with servicing rights retained. MSRs are reported in other assets in the Consolidated Balance Sheets. MSRs are measured using the fair value method, with any change in fair value during the period recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of residential mortgage loans related to our MSRs was $97.4 billion and $96.7 billion at December 31, 2023 and 2022, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Year Ended December 31,
(dollars in millions)	2023	2022
Fair value as of beginning of the period	$1,530	$1,029
Amounts capitalized	127	279
Servicing rights acquired	—	16
Changes in unpaid principal balance during the period(1)	(166)	(137)
Changes in fair value during the period(2)	61	343
Fair value at end of the period	$1,552	$1,530
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

Citizens Financial Group, Inc. | 117

The sensitivity analysis below presents the impact of an immediate 10% and 20% adverse change in key economic assumptions to the current fair value of MSRs. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the MSRs calculated independently without changing any other assumption. Changes in one factor may result in changes in another (e.g., changes in interest rates, which drive changes in prepayment rates, could result in changes in discount rates), which may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is largely dependent upon movements in market interest rates.

(dollars in millions)	December 31, 2023	December 31, 2022
Fair value	$1,552	$1,530
Weighted average life (years)	8.8	9.1
Weighted average constant prepayment rate	7.2%	6.8%
Decline in fair value from 10% adverse change	$37	$34
Decline in fair value from 20% adverse change	$71	$66
Weighted average option adjusted spread	630 bps	629 bps
Decline in fair value from 10% adverse change	$43	$43
Decline in fair value from 20% adverse change	$87	$86

The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 14 for additional information.
Other Serviced Loans
Citizens engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	December 31, 2023	December 31, 2022
Education	$502	$602
Commercial and industrial(1)	94	91
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
NOTE 9 - LEASES
Citizens as Lessee
The Company determines if an arrangement is a lease at inception and records a right-of-use asset and a corresponding lease liability. A right-of-use asset represents the value of the Company’s contractual right to use an underlying leased asset and a lease liability represents the Company’s contractual obligation to make payments on the same asset. Operating and finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the non-cancelable lease term. In instances where the lease does not specify an implicit rate, the Company utilizes an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. The Company evaluates right-of-use assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
The Company leases both equipment and real estate, including office and branch space, in the normal course of business. Lease terms predominantly range from one year to ten years and may include options to extend the lease, terminate the lease, or purchase the underlying asset at the end of the lease. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. Lease components are accounted for as a single lease component when lease agreements contain lease and non-lease components and for certain real estate leases.
Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets and are recognized in occupancy expense in the Company’s Consolidated Statements of Operations on a straight-line basis over the lease term. The Company may also enter into subleases with third parties for certain leased real estate properties that are no longer occupied.

Citizens Financial Group, Inc. | 118

The components of operating lease cost are presented below.

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Operating lease cost	$221	$216	$161
Short-term lease cost	2	2	1
Variable lease cost	5	7	8
Sublease income	(1)	(1)	(4)
Total	$227	$224	$166
Operating lease cost is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment and software in the Consolidated Statements of Operations.
Supplemental information related to the Company’s operating lease arrangements is presented in the tables below:

(dollars in millions)	December 31, 2023	December 31, 2022	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$885	$1,019	Other assets
Operating lease liabilities	977	1,066	Other liabilities
Weighted average remaining lease term (years)	7	7	—
Weighted average discount rate	3.10%	2.74%	—

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$232	$219	$163
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets in exchange for new operating lease liabilities	64	408	79
Lease liabilities maturing under non-cancelable operating leases are presented below as of December 31, 2023.

Year	(dollars in millions)
2024	$210
2025	201
2026	161
2027	140
2028	111
Thereafter	262
Total lease payments	1,085
Less: Interest	108
Present value of lease liabilities	$977
Citizens as Lessor
Operating lease assets where Citizens was the lessor totaled $254 million and $260 million as of December 31, 2023 and 2022, respectively. Operating lease rental income associated with these assets is recognized in other income in the Consolidated Statements of Operations on a straight-line basis over the lease term.
Depreciation expense associated with operating lease assets is recorded on a straight-line basis over their estimated useful life and is included in other operating expense in the Consolidated Statements of Operations. Operating lease assets are reviewed for impairment on a periodic basis, with an impairment loss recognized in other operating expense if the carrying amount of the leased asset exceeds its fair value and is not recoverable. The carrying amount of a leased asset is not recoverable if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value of the asset.
For a discussion of direct finance and sales-type leases where Citizens is the lessor, see Note 5.

Citizens Financial Group, Inc. | 119

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
The Company performed a quantitative goodwill impairment assessment in the fourth quarter of 2023 as part of its annual impairment assessment. Based on this quantitative assessment, the Company concluded that the estimated fair value of the Consumer Banking and Commercial Banking reporting units exceeded their carrying value; therefore, the Company determined that there was no impairment to the carrying value of its goodwill as of December 31, 2023. The Commercial Banking reporting unit’s fair value exceeded its carrying value by approximately 10%.
The Company monitored events and circumstances during the period from October 31, 2023 through December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Company-specific performance indicators, a comparison of the Company’s forecast and assumptions to those used in its October 31, 2023 quantitative impairment test, and the sensitivity of the October 31, 2023 quantitative test results to changes in assumptions through December 31, 2023. Based on these considerations, the Company concluded that it was not more-likely-than-not that the fair value of either of its reporting units is below its respective carrying amount as of December 31, 2023.

Citizens Financial Group, Inc. | 120

Changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022 are presented below.

(dollars in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2021	$2,258	$4,858	$7,116
Business acquisitions	415	642	1,057
Balance at December 31, 2022	$2,673	$5,500	$8,173
Business acquisitions	5	10	15
Balance at December 31, 2023	$2,678	$5,510	$8,188
Accumulated impairment losses related to the Consumer Banking and Commercial Banking reporting units totaled $5.9 billion and $50 million, respectively, at December 31, 2023 and 2022. No impairment was recorded for the years ended December 31, 2023, 2022 or 2021.
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
A summary of the carrying value of intangible assets is presented below.

		December 31, 2023			December 31, 2022
(dollars in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core deposits	10	$144	$44	$100	$144	$20	$124
Acquired technology	5 - 7	23	21	2	23	19	4
Acquired relationships	2 - 15	52	26	26	54	21	33
Naming Rights	5 - 10	33	12	21	33	7	26
Other	2 - 8	18	10	8	17	7	10
Total		$270	$113	$157	$271	$74	$197
As of December 31, 2023, all of the Company’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $42 million, $41 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s projection of amortization expense is based on balances as of December 31, 2023. Future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

Year	(dollars in millions)
2024	$35
2025	32
2026	28
2027	24
2028	17
NOTE 11 - VARIABLE INTEREST ENTITIES
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

Citizens Financial Group, Inc. | 121

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
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	December 31, 2023
Assets:
Cash and due from banks	$13
Interest-bearing deposits in banks	106
Net loans and leases	3,194
Other assets	14
Total assets	$3,327
Liabilities:
Long-term borrowed funds	$2,692
Other liabilities	8
Total liabilities	$2,700
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
A summary of these investments is presented below:

	December 31,
(dollars in millions)	2023	2022
Lending to special purpose entities included in loans and leases	$4,760	$4,578
LIHTC investment included in other assets	2,444	2,230
LIHTC unfunded commitments included in other liabilities	1,025	1,046
Asset-backed investments included in HTM securities	488	581
Renewable energy investments included in other assets	314	374
NMTC investments included in other assets	3	4

Citizens Financial Group, Inc. | 122

Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. Because the sponsor for each respective entity has the power to direct how proceeds from the Company are utilized and maintains responsibility for any associated servicing commitments, Citizens is not the primary beneficiary of these entities. Accordingly, Citizens does not consolidate these VIEs. As of December 31, 2023 and 2022, the lending facilities had undrawn commitments to extend credit of $2.7 billion and $2.4 billion, respectively. For more information on commitments to extend credit see Note 19.
Asset-backed securities
The Company’s investments in asset-backed securities are collateralized by education loans sold to a third-party sponsored VIE. Citizens acts as the primary servicer for the sold loans and receives a servicing fee. A third-party servicer is responsible for all loans that become significantly delinquent.
The Company’s investment in asset-backed securities, as well as the primary servicing fee, are considered variable interests in the VIE since some of the losses of the VIE could be absorbed by the Company’s interest in the asset-backed securities or the primary servicing fee. However, Citizens did not control the determination of the assets purchased by the VIE and does not control the servicing activities on significantly delinquent loans. Since these activities significantly impact the economic performance of the VIE, the Company has concluded that it is not the primary beneficiary of this VIE. Accordingly, Citizens does not consolidate the VIE.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s LIHTC investments is to assist in achieving the goals of the CRA and to earn an adequate return of capital. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships and, therefore, Citizens is not the primary beneficiary of these partnerships. Accordingly, Citizens does not consolidate these VIEs.
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
Contingent commitments related to the Company’s renewable energy investments were $67 million at December 31, 2023, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
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

Citizens Financial Group, Inc. | 123

The Company applies the proportional amortization method to account for its LIHTC investments. Effective January 1, 2023, the Company made an election to account for its renewable energy and NMTC investments using the proportional amortization method under newly adopted accounting guidance. Under the proportional amortization method, the Company applies a practical expedient for its LIHTC and NMTC investments and amortizes the initial cost of qualifying investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment. For renewable energy investments, the Company amortizes the initial cost of qualifying investments in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and other income tax benefits expected to be received over the life of the investment. The net amortization and income tax credits and other income tax benefits received are included as a component of income tax expense (benefit).
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Tax credits recognized	$334	$236	$202
Other tax benefits recognized	71	59	48
Amortization	(320)	(247)	(208)
Net benefit (expense) included in income tax expense	85	48	42
Other income	5	—	—
Allocated income (loss) on investments	(10)	—	—
Net benefit (expense) included in noninterest income	(5)	—	—
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$80	$48	$42
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2023, this includes LIHTC, renewable energy and NMTC investments, and for 2022 and 2021, includes LIHTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the years ended December 31, 2023, 2022 and 2021.
NOTE 12 - DEPOSITS
The following table presents the major components of deposits:

	December 31,
(dollars in millions)	2023	2022
Demand	$37,107	$49,283
Money market	53,812	49,905
Checking with interest	31,876	39,721
Savings	27,983	29,805
Term	26,564	12,010
Total deposits	$177,342	$180,724
The following table presents the maturity distribution of term deposits by year as of December 31, 2023:

Year	(dollars in millions)
2024	$25,529
2025	866
2026	74
2027	59
2028	33
2029 and thereafter	3
Total	$26,564

Citizens Financial Group, Inc. | 124

The following table presents the remaining maturities of term deposits with a denomination of $250,000 or more as of December 31, 2023:

(dollars in millions)
Three months or less	$2,559
After three months through six months	1,527
After six months through twelve months	1,358
After twelve months	229
Total term deposits	$5,673
NOTE 13 - BORROWED FUNDS
Short-term borrowed funds
The following table presents a summary of the Company’s short-term borrowed funds:

	December 31,
(dollars in millions)	2023	2022
Other short-term borrowed funds	$505	$3
Total short-term borrowed funds	$505	$3
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

	December 31,
(dollars in millions)	2023	2022
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$90	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	498
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	746	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	61
2.638% fixed-rate subordinated debt, due September 2032	563	556
5.641% fixed-rate reset subordinated debt, due May 2037	398	397
CBNA’s Global Note Program:
3.700% senior unsecured notes, due March 2023(1)	—	497
5.676% floating-rate senior unsecured notes, due March 2023(1)(2)	—	250
2.250% senior unsecured notes, due April 2025	749	748
4.119% fixed/floating-rate senior unsecured notes, due May 2025	649	648
6.064% fixed/floating-rate senior unsecured notes, due October 2025	599	598
5.284% fixed/floating-rate senior unsecured notes, due January 2026	349	—
3.750% senior unsecured notes, due February 2026	483	475
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	797
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 5.570% weighted average rate, due through 2041(3)	3,786	8,519
Secured borrowings, 6.026% weighted average rate, due through 2030(3)(4)	2,692	—
Other	18	19
Total long-term borrowed funds	$13,467	$15,887
(1) Notes were redeemed on February 27, 2023.
(2) Rate disclosed reflects the floating rate as of December 31, 2023, or final floating rate as applicable.
(3) Rate disclosed reflects the weighted average rate as of December 31, 2023.
(4) Collateralized by auto loans. See Note 11 for additional information.

Citizens Financial Group, Inc. | 125

At December 31, 2023, the Company’s long-term borrowed funds include principal balances of $13.6 billion, unamortized debt issuance costs and discounts of $74 million, and hedging basis adjustments of ($17) million. At December 31, 2022, the Company’s long-term borrowed funds include principal balances of $16.0 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($27) million. See Note 14 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $9.2 billion and $15.7 billion at December 31, 2023 and 2022, respectively. The Company’s available FHLB borrowing capacity was $15.9 billion and $11.5 billion at December 31, 2023 and 2022, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2023, the Company’s unused secured borrowing capacity was approximately $69.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
The following table presents a summary of maturities for the Company’s long-term borrowed funds at December 31, 2023:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2024	$107	$363	$470
2025	469	5,771	6,240
2026	499	2,019	2,518
2027	—	5	5
2028	—	1,745	1,745
2029 and thereafter	2,269	220	2,489
Total	$3,344	$10,123	$13,467
NOTE 14 - DERIVATIVES
In the normal course of business, Citizens enters into derivative transactions to meet the financing and hedging needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes.
The Company’s derivative instruments are reported at fair value in the Consolidated Balance Sheets as derivative assets and derivative liabilities. Certain derivatives are cleared through central clearing houses. Cleared derivatives represent contracts executed bilaterally with counterparties in the OTC market that are novated to central clearing houses that become our counterparty. OTC-cleared derivative instruments are typically settled in cash each day based on their value from the previous day. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20.
Derivative assets and liabilities are netted by counterparty in the Consolidated Balance Sheets if a “right of setoff” is established in a master netting agreement between the Company and the counterparty. This netted derivative asset or liability position is also netted against the fair value of any cash collateral that is pledged or received in accordance with a master netting agreement.

Citizens Financial Group, Inc. | 126

The following table presents derivative instruments included in the Consolidated Balance Sheets:

	December 31, 2023			December 31, 2022
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$86,895	$173	$44	$42,250	$16	$53
Derivatives not designated as hedging instruments:
Interest rate contracts	185,993	291	1,105	174,384	331	1,579
Foreign exchange contracts	32,528	434	378	29,475	527	519
Commodities contracts	1,251	685	640	1,103	953	942
TBA contracts	2,337	3	16	2,370	7	14
Other contracts	549	7	—	913	5	4
Total derivatives not designated as hedging instruments	222,658	1,420	2,139	208,245	1,823	3,058
Total gross derivatives	309,553	1,593	2,183	250,495	1,839	3,111
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(471)	(471)		(623)	(623)
Less: Cash collateral applied(1)		(682)	(150)		(374)	(579)
Total net derivatives presented in the Consolidated Balance Sheets		$440	$1,562		$842	$1,909
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions, as well as collateral paid and received.

The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer facilitation and residential loan. Certain derivative transactions within these sub-groups are designated as fair value or cash flow hedges, as described below:
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. All hedging relationships are formally documented at inception, as well as risk management objectives and strategies for undertaking various accounting hedges. In addition, the effectiveness of hedge relationships is monitored during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship and each relationship is monitored to ensure that management’s initial intent continues to be satisfied. Hedge accounting treatment is discontinued when the derivative is terminated or when it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge. Changes in the fair value of a derivative are reflected in earnings after termination of the hedge relationship.
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

Citizens Financial Group, Inc. | 127

The following table presents the change in fair value of interest rate contracts designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Operations:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021	Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps hedging long-term borrowed funds	$10	($69)	($72)	Interest expense - long-term borrowed funds
Hedged long-term borrowed funds attributable to the risk being hedged	(10)	68	71	Interest expense - long-term borrowed funds
Interest rate swaps hedging LHFS	—	13	—	Interest and fees on other loans held for sale
Hedged LHFS attributable to the risk being hedged	—	(13)	—	Interest and fees on other loans held for sale
Interest rate swaps hedging debt securities available for sale	(48)	29	68	Interest income - investment securities
Hedged debt securities available for sale attributable to risk being hedged	50	(29)	(68)	Interest income - investment securities
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2023		December 31, 2022
(dollars in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale	Long-term borrowed funds
Carrying amount of hedged assets	$7,253	$—	$—	$—
Carrying amount of hedged liabilities	—	483	—	972
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	60	(17)	—	(27)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $5.9 billion, including associated cumulative basis adjustments of $39 million, and the amount of the designated hedging instruments was $4.0 billion.
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI to current period earnings (net interest income) in the same period that the hedged item affects earnings.
Citizens has entered into interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities. All of these swaps are deemed highly effective cash flow hedges. The Company has also entered into certain interest rate option agreements that utilize interest rate floors and caps, or some combination thereof, providing the ability to hedge the variability in cash flows within different interest rate bands. Option premiums paid and received are excluded from the assessment of hedge effectiveness and are amortized over the life of the instruments.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Amount of pre-tax net gains (losses) recognized in OCI	($145)	($1,806)	($66)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(596)	(111)	183
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	(4)	(48)
Using the interest rate curve at December 31, 2023 with respect to cash flow hedge strategies, the Company estimates that approximately $914 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $460 million related to terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2023.

Citizens Financial Group, Inc. | 128

Derivatives not designated as hedging instruments
The Company offers derivatives to customers in connection with their risk management needs. These derivatives primarily consist of interest rate, foreign exchange and commodity derivative contracts. Market risk exposure from customer transactions is primarily managed by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are reported in foreign exchange and derivatives products in the Consolidated Statements of Operations.
Residential mortgage loans that will be sold in the secondary market and the related loan commitments, which are considered derivatives, are accounted for at fair value. Changes in the fair value of the loans and related commitments due to interest rate risk are hedged with forward contracts to sell mortgage-backed securities. Gains and losses on the loans and related commitments, and the derivatives used to economically hedge them, are reported in mortgage banking fees in the Consolidated Statements of Operations.
Residential MSRs are accounted for at fair value. Derivatives utilized to hedge the fair value of residential MSRs include interest rate futures, swaps, options, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential MSRs and the related derivatives are reported in mortgage banking fees in the Consolidated Statements of Operations.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2023	2022	2021
Economic hedge type:
Customer interest rate contracts	($505)	($2,027)	($374)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	551	2,090	401	Foreign exchange and derivative products
Customer foreign exchange contracts	94	(180)	(207)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	14	313	305	Foreign exchange and derivative products
Customer commodity contracts	(900)	1,121	779	Foreign exchange and derivative products
Derivatives hedging commodity price risk	941	(1,097)	(770)	Foreign exchange and derivative products
Residential loan commitments	(34)	(284)	(208)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage LHFS, at fair value	25	489	152	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(33)	(313)	(150)	Mortgage banking fees
Total	$153	$112	($72)
NOTE 15 - EMPLOYEE BENEFIT PLANS
Pension and Other Postretirement Plans
Citizens maintains a non-contributory pension plan (the “Citizens Qualified Plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Citizens Qualified Plan are based on employees’ years of service and highest 5-year average of eligible compensation. The Citizens Qualified Plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act of 1974.
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
The Citizens Qualified Plan and the Investors Qualified Plan are collectively referred to as the Company’s “Qualified Plans.”
Citizens also provides an unfunded, non-qualified supplemental retirement plan which was closed and frozen effective December 31, 2012, as well as postretirement benefit plans. As part of the Investors acquisition in 2022, the Company also obtained other frozen, non-qualified supplemental retirement and postretirement benefit plans. These plans are collectively referred to as the Company’s “Non-Qualified Plans.”

Citizens Financial Group, Inc. | 129

The Company’s Qualified Plans and Non-Qualified Plans are collectively referred to as the Company’s “Pension Plans.” The Pension Plans’ investments include equity-oriented and fixed income-oriented investments including, but not limited to, government obligations, corporate bonds, and common and collective equity and fixed income funds.
The following table presents changes in the fair value of the Company’s Pension Plan assets, projected benefit obligation, funded status, and accumulated benefit obligation:

	Year Ended December 31,
	Qualified Plans		Non-Qualified Plans
(dollars in millions)	2023	2022	2023	2022
Fair value of plan assets as of January 1	$1,182	$1,390	$—	$—
Return on plan assets	169	(262)	—	—
Employer contributions	—	—	5	8
Benefits and administrative expenses paid	(70)	(76)	(5)	(8)
Fair value of plan assets from Investors acquisition	—	130	—	—
Fair value of plan assets as of December 31	1,281	1,182	—	—
Projected benefit obligation	880	868	99	94
Pension asset (obligation)	$401	$314	($99)	($94)
Accumulated benefit obligation	$880	$868	$99	$94
Actuarial losses related to the Pension Plans recognized in AOCI at December 31, 2023 and 2022 were $446 million and $504 million, respectively.
In 2024, Citizens does not plan to contribute to the Qualified Plans and expects to contribute $10 million to the Non-Qualified Plans.
The following table presents the components of net periodic benefit cost (income) and other changes in plan assets and benefit obligations recognized in OCI for the Company’s Pension Plans:

	Year Ended December 31,
	Qualified Plans			Non-Qualified Plans			Total
(dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$4	$3	$3	$—	$—	$—	$4	$3	$3
Interest cost	46	34	31	5	3	3	51	37	34
Expected return on plan assets	(92)	(93)	(85)	—	—	—	(92)	(93)	(85)
Amortization of actuarial loss	15	11	14	2	3	3	17	14	17
Settlement	—	—	15	—	—	—	—	—	15
Net periodic benefit cost (income)(1)	(27)	(45)	(22)	7	6	6	(20)	(39)	(16)
Net actuarial loss (gain)	(44)	71	(73)	1	(19)	(1)	(43)	52	(74)
Amortization of actuarial loss	(15)	(11)	(14)	(2)	(3)	(3)	(17)	(14)	(17)
Settlement	—	—	(15)	—	—	—	—	—	(15)
Total recognized in OCI	(59)	60	(102)	(1)	(22)	(4)	(60)	38	(106)
Total recognized in net periodic benefit cost (income) and OCI	($86)	$15	($124)	$6	($16)	$2	($80)	($1)	($122)
(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits and all other components of net periodic benefit cost (income) are presented in other operating expense.
Costs under the Company’s Pension Plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic benefit cost is the projected unit method. During 2021, lump sum payments made under the Citizens Qualified Plan triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, the Company performed a remeasurement of the Citizens Qualified Plan and recognized a settlement loss.

Citizens Financial Group, Inc. | 130

The following table presents the expected future benefit payments for the Company’s Pension Plans:

(dollars in millions)
Expected benefit payments by fiscal year ending:
December 31, 2024	$73
December 31, 2025	74
December 31, 2026	75
December 31, 2027	75
December 31, 2028	75
December 31, 2029 - 2033	366
401(k) Plan
Citizens sponsors a 401(k) Plan under which employee contributions are matched by the Company dollar for dollar up to 4% after the employee completes of one year of service. In addition, substantially all employees will receive an additional 1.5% of their eligible earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts expensed by the Company were $78 million in 2023 compared to $86 million in 2022 and $63 million in 2021.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2021	($11)	$380	($429)	($60)
Other comprehensive income (loss) before reclassifications	(49)	(528)	—	(577)
Amounts reclassified to the Consolidated Statements of Operations	(101)	(8)	81	(28)
Net other comprehensive income (loss)	(150)	(536)	81	(605)
Balance at December 31, 2021	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(1,340)	(2,608)	(37)	(3,985)
Amounts reclassified to the Consolidated Statements of Operations	85	(7)	12	90
Net other comprehensive income (loss)	(1,255)	(2,615)	(25)	(3,895)
Balance at December 31, 2022	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	(106)	350	28	272
Amounts reclassified to the Consolidated Statements of Operations	435	83	12	530
Net other comprehensive income (loss)	329	433	40	802
Balance at December 31, 2023	($1,087)	($2,338)	($333)	($3,758)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense

Citizens Financial Group, Inc. | 131

NOTE 17 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			December 31,
			2023			2022
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.

    The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2023:

Preferred Stock(1)	Issue Date	Number of Shares Issued	Dividend Dates(2)	Annual Per Share Dividend Rate	Optional Redemption Date(3)
Series B	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. CME Term SOFR plus 3.265% beginning July 6, 2023(6)
Series C	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. CME Term SOFR plus 3.419% beginning April 6, 2024(6)
Series D	January 29, 2019	300,000(4)	Quarterly beginning April 6, 2019 until April 6, 2024	6.350% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. CME Term SOFR plus 3.904% beginning April 6, 2024(6)
Series E	October 28, 2019	450,000(5)	Quarterly beginning January 6, 2020	5.000%	January 6, 2025
Series F	June 4, 2020	400,000	Quarterly beginning October 6, 2020 until October 6, 2025	5.650% until October 6, 2025	October 6, 2025
			Quarterly beginning January 6, 2026	5 Yr. US Treasury rate plus 5.313% beginning October 6, 2025
Series G	June 11, 2021	300,000	Quarterly beginning October 6, 2021 until October 6, 2026	4.000% until October 6, 2026	October 6, 2026
			Quarterly beginning January 6, 2027	5 Yr. US Treasury rate plus 3.215% beginning October 6, 2026
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
(3) Redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after the date stated, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event as defined in the applicable certificate of designations, in each case at a redemption price equal to $1,000 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Under current rules, any redemption is subject to approval by the FRB.
(4) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(5) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(6) Effective July 1, 2023, Series B through D transitioned from three-month USD LIBOR to three-month CME Term SOFR, plus a tenor spread adjustment of 0.26161%, as their benchmark replacement rate during their respective floating-rate periods due to the cessation of LIBOR on June 30, 2023.

Citizens Financial Group, Inc. | 132

Dividends
The following tables summarize the Company’s dividend activity for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023			2022			2021
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.68	$808	$808	$1.62	$779	$779	$1.56	$670	$670
Preferred stock
Series A	$—	$—	$—	$—	$—	$—	$20.99	$5	$8
Series B	74.49	22	25	60.00	18	18	60.00	18	18
Series C	63.75	19	19	63.75	19	19	63.75	19	19
Series D	63.50	19	19	63.50	19	19	63.50	18	18
Series E	50.00	22	22	50.00	22	22	50.00	23	23
Series F	56.50	23	23	56.50	23	23	56.50	23	23
Series G	40.00	12	12	40.00	12	12	22.78	7	4
Total preferred stock		$117	$120		$113	$113		$113	$113
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. Upon retirement, or if subsequently reissued, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the years ended December 31, 2023 and 2022, the Company repurchased $906 million, or 28,473,805 shares, and repurchased $153 million, or 3,815,922 shares, respectively, of its outstanding common stock, which are held in treasury stock.
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
Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. The Company grants select employees time-based restricted stock units and performance-based restricted stock units under this plan. Time-based restricted stock units generally become vested ratably over a 3-year period and performance-based restricted stock units generally become vested in a single installment at the end of a 3-year performance period, depending on the level of performance achieved during such period relative to established targets. If a dividend is paid on shares underlying the awards prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that was paid to common stockholders generally.
Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan. The Company grants time-based restricted stock units to non-employee directors as compensation for their services under this plan. Restricted stock units granted to directors are fully vested on the grant date, with settlement of the awards deferred until a director’s cessation of service. If a dividend is paid on the shares underlying the awards prior to the date such shares are distributed, they are reinvested into additional restricted stock units.
Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan. This plan provides eligible employees an opportunity to purchase CFG common stock at a 10% discount. Participants may contribute up to 10% of eligible compensation to the ESPP and may purchase up to $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly, with shares of CFG common stock purchased on the last day of each quarter at a 10% discount from the fair market value, defined as the closing price on the day of purchase. Prior to the date the shares are purchased, participants have no rights or privileges as a stockholder with respect to shares purchased at the end of the offering period.

Citizens Financial Group, Inc. | 133

Restricted Stock Unit Activity
The following table presents the activity related to the Company’s restricted stock unit activity:

	Year Ended December 31,
	2023		2022		2021
	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price
Outstanding, January 1	3,876,601	$43.06	3,502,956	$38.23	3,496,231	$34.37
Assumed	—	—	—	—	82,013	49.95
Granted	2,575,234	39.88	1,844,352	48.12	1,417,370	44.97
Vested & Distributed	(1,729,136)	40.84	(1,359,543)	37.47	(1,400,722)	38.88
Forfeited	(149,042)	42.92	(111,164)	43.36	(91,936)	35.00
Outstanding, December 31	4,573,657	$42.23	3,876,601	$43.06	3,502,956	$38.23
There are 40,750,357 shares of common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 2,991,009 shares available for issuance under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
Citizens measures compensation expense related to stock awards based upon the fair value of the awards on the grant date. Compensation expense is adjusted for forfeitures as they occur. The related expense is charged to earnings on a straight-line basis over the requisite service period (i.e., vesting period) of the award. With respect to performance-based stock awards, compensation expense is adjusted upward or downward based upon the probability of achievement of performance. Awards that continue to vest after retirement are expensed over the shorter of the period of time from grant date to the final vesting date or from the grant date to the date when an employee is retirement eligible. Awards granted to employees who are retirement eligible at the grant date are generally expensed immediately.
Share-based compensation expense was $87 million, $84 million and $59 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the total unrecognized compensation expense for unvested awards granted was $76 million. This expense is expected to be recognized over a weighted-average period of approximately two years.
Citizens recognized income tax benefits related to share-based compensation arrangements of $16 million, $19 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(dollars in millions)	2023	2022
Commitments to extend credit	$94,201	$96,076
Letters of credit	1,977	2,119
Loans sold with recourse	96	92
Marketing rights	18	23
Risk participation agreements	3	4
Total	$96,295	$98,314
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

Citizens Financial Group, Inc. | 134

Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Generally, letters of credit are collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amount of allowances for unfunded commitments. Standby letters of credit and commercial letters of credit are issued for terms of up to two years and one year, respectively.
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At December 31, 2023, the remaining terms on these RPAs ranged from less than one year to ten years.
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

Citizens Financial Group, Inc. | 135

NOTE 20 - FAIR VALUE MEASUREMENTS
Citizens measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Fair value is also used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. Fair value measurement guidance is also applied to determine amounts reported for certain disclosures in this Note for assets and liabilities that are not required to be reported at fair value in the financial statements.
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The election of the fair value option for financial assets and liabilities is optional and irrevocable. Applying fair value accounting to residential mortgage LHFS better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial and industrial, and commercial real estate LHFS are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Fair value accounting is applied to these loans since the Company holds these loans with the intent to sell them in the near-term.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	December 31, 2023			December 31, 2022
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage LHFS, at fair value	$614	$593	$21	$666	$656	$10
Commercial and industrial, and commercial real estate LHFS, at fair value	62	69	(7)	108	127	(19)
Residential Mortgage Loans Held for Sale
The fair value of residential mortgage LHFS is derived from observable mortgage security prices and includes adjustments for loan servicing value, agency guarantee fees, and other loan level attributes which are observable in the marketplace. Credit risk does not have a significant impact on the valuation of these loans as they are sold shortly after origination. Residential mortgage LHFS are classified as Level 2 in the fair value hierarchy given the observable market inputs utilized to value these loans.
Residential mortgage loans accounted for under the fair value option are initially measured at fair value when the financial asset is originated or purchased. Subsequent changes in fair value are recognized in mortgage banking fees in the Consolidated Statements of Operations.
Interest income on residential mortgage loans held for sale is calculated based on the contractual interest rate of the loan and is recorded in interest income in the Consolidated Statements of Operations.
Commercial and Industrial, and Commercial Real Estate Loans Held for Sale
The fair value of commercial and industrial, and commercial real estate LHFS is estimated using observable prices of similar loans that transact in the marketplace. External pricing services that provide fair value estimates based on quotes from various dealers transacting in the market, sector curves or benchmarking techniques are also utilized. Commercial and industrial, and commercial real estate loans managed by the commercial secondary loan desk are classified as Level 2 in the fair value hierarchy given the observable market inputs utilized to value these loans.

Citizens Financial Group, Inc. | 136

These commercial loans accounted for under the fair value option are initially measured at fair value when the financial asset is recognized. Subsequent changes in fair value are recognized in capital markets fees in the Consolidated Statements of Operations. Changes in the fair value of the commercial trading portfolio are due to changes in credit risk since the portfolio is comprised of floating-rate obligations only. These credit-related changes may include observed changes in overall credit spreads and/or changes to the creditworthiness of an individual borrower.
Interest income on commercial and industrial, and commercial real estate LHFS is calculated based on the contractual interest rate of the loan and is recorded in interest income in the Consolidated Statements of Operations.
Recurring Fair Value Measurements
Fair value is measured using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based upon quoted market prices in an active market, if available, or observable market-based inputs or independently sourced parameters if quoted prices are not available. Inputs may include prices for similar assets or liabilities, yield curves, interest rates, prepayment speeds, and foreign exchange rates.
The Company carries certain assets and liabilities at fair value, including AFS securities, derivative instruments and other investment securities. In addition, the Company has elected to account for its residential mortgage LHFS and loans managed by the commercial secondary loan trading desk at fair value. Assets and liabilities carried at fair value are classified in accordance with the three-level valuation hierarchy:
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
Fair value hierarchy classifications are reviewed and updated on a quarterly basis. Changes related to the observability of inputs in fair value measurements may result in a reclassification between the fair value hierarchy levels and are recognized based on period-end balances.
A variety of valuation techniques are utilized to measure the Company’s assets and liabilities at fair value on a recurring basis, with those utilized for significant assets and liabilities presented below:
Debt securities available for sale
AFS debt securities are classified as Level 1 in the fair value hierarchy if quoted prices in active markets are available. Classes of securities that are valued using this market approach include debt securities issued by the U.S. Treasury. The fair value of a security is estimated under the market or income approach using pricing models if quoted market prices are not available. These securities are classified as Level 2 since they trade in active markets and the inputs to their valuations are observable. The pricing models used to value securities generally commence with market prices, or rates, for similar instruments, with adjustments made based on the characteristics of the instrument being valued. These adjustments reflect assumptions made regarding the sensitivity of each security’s value to changes in interest rates and prepayment speeds. Classes of securities that are valued using this market approach include pooled mortgage “pass-through” securities, collateralized loan obligations, and other debt securities issued by U.S. GSEs and state and political subdivisions. The pricing models used to value securities under the income approach generally commence with the contractual cash flows of each security, with adjustments made based on forecasted prepayment speeds, default rates, and other market-observable information. The adjusted cash flows are then discounted at a rate derived from observed rates of return for comparable assets or liabilities that are traded in the market. Classes of instruments that are valued using this market approach include residential and commercial CMOs.

Citizens Financial Group, Inc. | 137

A majority of the Company’s Level 1 and 2 debt securities are priced using an external pricing service. The pricing accuracy of this service is verified on a quarterly basis and involves the use of a secondary external vendor to provide valuations for the Company’s securities portfolio for comparison purposes. Any valuation discrepancies exceeding a certain threshold are researched and, if necessary, corroborated by an independent outside broker.
In certain cases where there is limited activity or less transparency around inputs to the valuation model, securities are classified as Level 3.
Mortgage Servicing Rights
MSRs do not trade in an active market with readily observable prices and, therefore, are classified as Level 3 since their valuation utilizes significant unobservable inputs. The fair value is determined using a discounted cash flow model, which includes assumptions associated with weighted-average life, prepayment speed, and weighted-average option adjusted spread. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio and comparisons to market transactions. Refer to Note 8 for more information.
Derivatives
The Company’s interest rate derivatives are traded in OTC markets where quoted market prices are not readily available. Fair value is determined through models that primarily use market observable inputs, such as swap rates and yield curves. These pricing models determine the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve (i.e., Overnight Index Swap curve) to arrive at the fair value of each derivative instrument. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. Certain adjustments to the modeled price that market participants would make when pricing each instrument are also considered, including a credit valuation adjustment that reflects the credit quality of the derivative counterparty. The effect of exposure to a particular counterparty’s credit is incorporated by netting their derivative contracts with the available collateral and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. This adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate derivative portfolio. Therefore, interest rate derivatives are classified as Level 2 in the fair value hierarchy.
The fair value of commodity derivatives uses the mid-point of market observable quoted prices as an input into the fair value model. These observed market prices, combined with other market observed inputs to derive the fair value of the instrument, generally classifies the commodity derivative as a Level 2 instrument.
The fair value of foreign exchange derivatives uses the mid-point of daily quoted currency spot prices. The valuation model estimates fair value based on these quoted prices along with interest rate yield curves and forward currency rates. Since all of these inputs are observable in the market, foreign exchange derivatives are classified as Level 2 in the fair value hierarchy.
The fair value of TBA contracts is estimated using observable prices of similar loan pools that transact in the marketplace, as well as sector curves and benchmarking techniques. Therefore, the TBA contracts are classified as Level 2 in the fair value hierarchy given the observable market inputs.
Other contracts primarily consist of interest rate lock commitments, which are valued utilizing loan closing rate assumptions that are internally generated. These assumptions are a significant unobservable input and, therefore, interest rate lock commitments are classified as Level 3 in the fair value hierarchy.

Citizens Financial Group, Inc. | 138

Equity Securities, at fair value
The fair value of money market mutual fund investments is determined based on unadjusted quoted market prices and is considered a Level 1 fair value measurement.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2023:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$24,732	$—	$24,732	$—
Collateralized loan obligations	664	—	664	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,380	4,380	—	—
Total debt securities available for sale	29,777	4,380	25,397	—
Loans held for sale, at fair value:
Residential loans held for sale	614	—	614	—
Commercial loans held for sale	62	—	62	—
Total loans held for sale, at fair value	676	—	676	—
Mortgage servicing rights	1,552	—	—	1,552
Derivative assets:
Interest rate contracts	464	—	464	—
Foreign exchange contracts	434	—	434	—
Commodities contracts	685	—	685	—
TBA contracts	3	—	3	—
Other contracts	7	—	—	7
Total derivative assets	1,593	—	1,586	7
Equity securities, at fair value(1)	115	115	—	—
Total assets	$33,713	$4,495	$27,659	$1,559
Derivative liabilities:
Interest rate contracts	$1,149	$—	$1,149	$—
Foreign exchange contracts	378	—	378	—
Commodities contracts	640	—	640	—
TBA contracts	16	—	16	—
Other contracts	—	—	—	—
Total derivative liabilities	2,183	—	2,183	—
Total liabilities	$2,183	$—	$2,183	$—
(1) Excludes investments of $58 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $28 million at December 31, 2023, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.

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
The following table presents a roll forward of the balance sheet amounts for assets measured at fair value on a recurring basis and classified as Level 3:

	For the Year Ended December 31,
	2023		2022
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,530	$1	$1,029	$38
Issuances	127	64	279	93
Acquisitions(1)	—	—	16	—
Settlements(2)	(166)	(24)	(137)	154
Changes in fair value during the period recognized in earnings(3)	61	(34)	343	(284)
Ending balance	$1,552	$7	$1,530	$1
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

			As of December 31, 2023	As of December 31, 2022
	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.70-14.55% CPR (7.23% CPR)	6.19-17.80% CPR (6.80% CPR)
		Option adjusted spread	398-1,058 bps (630 bps)	398-1,058 bps (629 bps)
Other derivative contracts	Internal Model	Pull through rate	24.90-99.70% (80.34%)	28.62-99.90% (83.71%)
		MSR value	(8.90)-141.24 bps (88.04 bps)	(1.60)-144.84 bps (95.80 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. The following valuation techniques are utilized to measure significant assets for which the Company utilizes fair value on a nonrecurring basis:
Collateral-Dependent Loans
The carrying amount of collateral-dependent loans is compared to the appraised value of the collateral less costs to dispose and is classified as Level 2. Any excess of the carrying amount over the appraised value is charged to the ALLL.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Collateral-dependent loans	($138)	($4)	($27)

The following table presents assets measured at fair value on a nonrecurring basis:

	December 31, 2023				December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$789	$—	$789	$—	$582	$—	$582	$—

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,184	$8,350	$—	$—	$8,696	$7,887	$488	$463
Other loans held for sale	103	103	—	—	—	—	103	103
Net loans and leases(1)	143,861	140,504	—	—	789	789	143,072	139,715
Other assets	869	869	—	—	851	851	18	18
Financial liabilities:
Deposits	177,342	177,096	—	—	177,342	177,096	—	—
Short-term borrowed funds	505	505	—	—	505	505	—	—
Long-term borrowed funds	13,467	13,012	—	—	13,467	13,012	—	—

Citizens Financial Group, Inc. | 141

	December 31, 2022
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,834	$9,042	$—	$—	$9,253	$8,506	$581	$536
Other loans held for sale	208	208	—	—	—	—	208	208
Net loans and leases(1)	154,679	151,601	—	—	582	582	154,097	151,019
Other assets	1,058	1,058	—	—	1,038	1,038	20	20
Financial liabilities:
Deposits	180,724	180,566	—	—	180,724	180,566	—	—
Short-term borrowed funds	3	3	—	—	3	3	—	—
Long-term borrowed funds	15,887	15,469	—	—	15,887	15,469	—	—
(1) During 2023, the Company revised its presentation of the loans and leases portfolio from a gross to net basis to better align with its presentation on the Consolidated Balance Sheets. The prior period presentation was revised to conform to the new presentation.
NOTE 21 - NONINTEREST INCOME
Revenues from Contracts with Customers
Revenue from contracts with customers is recognized based on the amount of consideration expected to be received upon the transfer of control of a good or service. The timing of recognition is dependent on whether a performance obligation is satisfied by transferring control of the product or service to a customer over time or at a point in time. Judgments made include the timing of when performance obligations are satisfied and determination of the transaction price.
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$277	$131	$—	$1	$409
Card fees	244	47	—	—	291
Capital markets fees	—	293	—	—	293
Trust and investment services fees	259	—	—	—	259
Other banking fees	3	11	—	—	14
Total revenue from contracts with customers	$783	$482	$—	$1	$1,266
Total revenue from other sources(1)	284	302	—	131	717
Total noninterest income	$1,067	$784	$—	$132	$1,983

	Year Ended December 31, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$291	$124	$—	$3	$418
Card fees	228	43	—	—	271
Capital markets fees	—	341	—	—	341
Trust and investment services fees	249	1	—	—	250
Other banking fees	1	17	—	1	19
Total revenue from contracts with customers	$769	$526	$—	$4	$1,299
Total revenue from other sources(1)	294	319	—	97	710
Total noninterest income	$1,063	$845	$—	$101	$2,009

Citizens Financial Group, Inc. | 142

	Year Ended December 31, 2021
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$302	$105	$—	$—	$407
Card fees	216	32	—	—	248
Capital markets fees	—	419	—	—	419
Trust and investment services fees	239	—	—	—	239
Other banking fees	—	12	—	—	12
Total revenue from contracts with customers	$757	$568	$—	$—	$1,325
Total revenue from other sources(1)	466	241	—	103	810
Total noninterest income	$1,223	$809	$—	$103	$2,135
(1) Includes bank-owned life insurance income of $93 million, $88 million and $67 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Citizens does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2023. Citizens has elected to exclude disclosure of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed.
A description of the above components of revenue from contracts with customers is presented below:
Service Charges and Fees
Service charges and fees include fees earned from deposit products in lieu of compensating balances, service charges for deposit transactions performed by customers, and fees earned for cash management activities. Service charges on deposit products are recognized over the period in which the related service is provided and at a point in time upon completion of the requested service transaction. Fees on cash management products and servicing fees on loans sold without recognition of a servicing right are recognized over time as the services are provided.
Card Fees
Card fees include interchange income from credit and debit card transactions and are recognized upon settlement by the association network. Interchange rates are generally set by the association network based on purchase volume and other factors. Other card-related fees are recognized upon completion of the transaction. Costs related to card reward programs are recognized in current earnings as the rewards are earned by the customer and are presented as a reduction to card fees in the Consolidated Statements of Operations.
Capital Markets Fees
Capital markets fees include fees received from leading or participating in loan syndications, bond and equity underwriting services, and advisory fees. Loan syndication and underwriting fees are recognized as revenue when the Company has rendered all services to, and is entitled to collect the fee from, the borrower or the issuer, and there are no significant contingencies associated with the fee. Underwriting expenses passed through from the lead underwriter are recognized within other operating expense in the Consolidated Statements of Operations. Advisory fees for mergers and acquisitions are recognized over time, while valuation services and fairness opinions are recognized upon completion of the advisory service.
Trust and Investment Services Fees
Trust and investment services fees include fees from investment management and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment services. Custody fees are recognized on a monthly basis and commission income is recognized on trade date. Trailing commissions, such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the years ended December 31, 2023, 2022 and 2021, the Company recognized trailing commissions of $15 million, $15 million and $16 million, respectively, related to ongoing commissions from previous investment sales. Fees from other investment services are recognized upon completion of the service.

Citizens Financial Group, Inc. | 143

Other Banking Fees
Other banking fees include fees for various banking transactions such as letter of credit fees, foreign wire transfers and other services. These fees are recognized in a manner that reflects the timing of when transactions occur and as services are provided.
Revenue from Other Sources
Letter of Credit and Loan Fees
Letter of credit and loan fees primarily include fees received from letter of credit agreements as well as loan fees received from lending activities that cannot be deferred. These fees are recognized upon execution of the contract.
Foreign Exchange and Derivative Products
Foreign exchange and derivative products primarily include fees received from foreign exchange and interest rate derivative contracts executed with customers to meet their hedging and financing needs. These fees are generally recognized upon execution of the contracts. Foreign exchange and derivative products also include mark-to-market gains and losses recognized on these customer contracts and offsetting derivative contracts that are executed with external counterparties to hedge the foreign exchange and interest rate risk associated with the customer contracts.
Mortgage Banking Fees
Mortgage banking fees primarily include gains, or losses, on the sale of residential mortgages originated with the intent to sell and servicing fees on mortgages serviced by the Company. Mortgage banking fees also include valuation adjustments for mortgage LHFS that are measured at the lower of cost or fair value, as well as mortgage loans originated with the intent to sell that are measured at fair value under the fair value option. Changes in the value of MSRs are reported in mortgage fees and related income. For a further discussion of MSRs, see Note 8.
Other Income
Bank-owned life insurance is stated at its cash surrender value. Citizens is the beneficiary of life insurance policies on current and former officers of the Company. Net changes in the carrying amount of the cash surrender value are an adjustment of premiums paid in determining the expense or income recognized under the life insurance policy for the period.
NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Marketing	$187	$166	$111
Deposit insurance	390	96	66
Other	396	323	234
Other operating expense	$973	$585	$411
NOTE 23 - INCOME TAXES
Income taxes are accounted for under the asset and liability method, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period while deferred income tax expense results from changes in gross deferred tax assets and liabilities between periods. Gross deferred tax assets and liabilities represent changes in taxes expected to be paid in the future due to the reversal of temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.
Citizens assesses the probability that positions taken, or expected to be taken, in its income tax returns will be sustained by taxing authorities. A “more likely than not” (i.e., more than 50 percent) recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained are reflected in the Company’s Consolidated Financial Statements.

Citizens Financial Group, Inc. | 144

The following table presents total income tax expense:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Income tax expense	$422	$582	$658
Tax effect of changes in OCI	289	(1,319)	(199)
Total comprehensive income tax expense (benefit)	$711	($737)	$459
The following table presents the components of income tax expense:

(dollars in millions)	Current	Deferred	Total
Year Ended December 31, 2023
U.S. federal	$497	($135)	$362
State and local	167	(107)	60
Total	$664	($242)	$422
Year Ended December 31, 2022
U.S. federal	$355	$88	$443
State and local	170	(31)	139
Total	$525	$57	$582
Year Ended December 31, 2021
U.S. federal	$871	($345)	$526
State and local	216	(84)	132
Total	$1,087	($429)	$658
The following table presents a reconciliation between the U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2023		2022		2021
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal income tax expense and tax rate	$426	21.0%	$558	21.0%	$625	21.0%
Increase (decrease) resulting from:
State and local income taxes (net of federal benefit)	58	2.9	133	5.0	126	4.2
Bank-owned life insurance	(20)	(1.0)	(19)	(0.7)	(14)	(0.5)
Tax-exempt interest	(12)	(0.6)	(8)	(0.3)	(7)	(0.2)
Tax advantaged investments (including related credits)	(77)	(3.8)	(102)	(3.8)	(95)	(3.2)
Other tax credits	(3)	(0.1)	(9)	(0.3)	(7)	(0.2)
Adjustments for uncertain tax positions	5	0.2	1	—	3	0.1
Non-deductible FDIC insurance premiums	35	1.7	20	0.7	14	0.5
Legacy tax matters	—	—	3	0.1	—	—
Other	10	0.5	5	0.2	13	0.4
Total income tax expense and effective tax rate	$422	20.8%	$582	21.9%	$658	22.1%

Citizens Financial Group, Inc. | 145

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
(dollars in millions)	2023	2022
Deferred tax assets:
Other comprehensive income	$1,291	$1,546
Allowance for credit losses	555	511
Federal and state net operating and capital loss carryforwards	79	77
Accrued expenses	1,152	863
Investment and other tax credit carryforwards	130	131
Other	9	19
Total deferred tax assets	3,216	3,147
Valuation allowance	(137)	(133)
Deferred tax assets, net of valuation allowance	3,079	3,014
Deferred tax liabilities:
Leasing transactions	297	287
Amortization of intangibles	421	413
Depreciation	532	470
Pension and other employee compensation plans	130	128
Partnerships	12	87
Deferred Income	3	12
MSRs	252	203
Total deferred tax liabilities	1,647	1,600
Net deferred tax asset (liability)	$1,432	$1,414
Deferred tax assets are recognized for net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. Valuation allowances are recorded, as necessary, to reduce deferred tax assets to the amount that management concludes is more likely than not to be realized.
At December 31, 2023, the Company had federal and state tax net operating loss carryforwards of $651 million and capital loss carryforwards of $152 million. The majority of the federal and state tax net operating loss carryforwards, if not utilized, will expire in varying amounts through 2042, while the capital loss and tax credit carryforwards expire in varying amounts through 2027 and 2030, respectively. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. At December 31, 2023, the Company had a valuation allowance of $137 million against various deferred tax assets related to federal and state net operating losses, capital losses and state tax credits, as the Company’s current assessment is that it is more likely than not that a portion of the deferred tax assets related to these items will not be realized.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2023, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if CBNA ceases to qualify as a bank for tax purposes. No actions are planned that would cause any portion of this reserve to become taxable.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by major tax authorities for years before 2016.

Citizens Financial Group, Inc. | 146

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
(dollars in millions)	2023	2022	2021
Balance at the beginning of the year	$6	$7	$4
Gross increase for tax positions related to current year	1	—	1
Gross increase for tax positions related to prior years	1	—	3
Decrease for tax positions as a result of the lapse of the statutes of limitations	—	—	(1)
Decrease for tax positions related to settlements with taxing authorities	(1)	(1)	—
Balance at end of year	$7	$6	$7
Tax positions are measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Any adjustment to unrecognized tax benefits is recorded in income tax expense in the Consolidated Statements of Operations. The Company does not expect the balance of unrecognized tax benefits to significantly change in the next twelve months.
Interest and penalties related to unrecognized tax benefits are reported in income tax expense in the Consolidated Statements of Operations. The Company’s liability for accrued interest related to unrecognized tax benefits was $4 million as of December 31, 2023 and immaterial as of December 31, 2022. In addition, the income tax expense recognized for interest related to unrecognized tax benefits was $3 million for the year ended December 31, 2023 and immaterial for the years ended December 31, 2022 and 2021. No amounts were accrued for penalties as of December 31, 2023 and 2022, and no penalties were recognized in income tax expense during the years ended December 31, 2023, 2022 and 2021.
NOTE 24 - EARNINGS PER SHARE
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income available to common stockholders represents net income less preferred stock dividends. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, inclusive of potential dilutive shares such as share-based payment awards and warrants using the treasury stock method.

	Year Ended December 31,
(dollars in millions, except per share data)	2023	2022	2021
Numerator (basic and diluted):
Net income	$1,608	$2,073	$2,319
Less: Preferred stock dividends	117	113	113
Net income available to common stockholders	$1,491	$1,960	$2,206
Denominator:
Weighted-average common shares outstanding - basic	475,089,384	475,959,815	425,669,451
Dilutive common shares: share-based awards	1,603,764	1,843,327	1,766,367
Weighted-average common shares outstanding - diluted	476,693,148	477,803,142	427,435,818
Earnings per common share:
Basic	$3.14	$4.12	$5.18
Diluted(1)	3.13	4.10	5.16
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 2,210,857, 949,606 and 2,929 for the years ended December 31, 2023, 2022 and 2021, respectively.

Citizens Financial Group, Inc. | 147

NOTE 25 - REGULATORY MATTERS
As a BHC and FHC, the Company is subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC.
Under the current U.S. Basel III capital framework, the Company and CBNA must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a BHC, the Company’s SCB of 4.0% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA. The Company’s SCB will be re-calibrated with each biennial supervisory stress test and updated annually to reflect the Company’s planned common stock dividends. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
The following table presents the regulatory capital ratios for the Company and CBNA under the U.S. Basel III Standardized rules. The Company and CBNA have both declared as an “AOCI opt-out” institution, which means they are not required to recognize the AOCI impact of net unrealized gains and losses on debt securities and accumulated net gains and losses on cash flow hedges and certain defined benefit pension plan assets in regulatory capital. In addition, both entities elected to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024, to phase-in the aggregate amount of the capital benefit provided during the initial two-year delay.

	Actual		Required Minimum Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio(1)
As of December 31, 2023
CET1 capital
CFG	$18,358	10.6%	$14,671	8.5%
CBNA	19,411	11.3	12,047	7.0
Tier 1 capital
CFG	20,372	11.8	17,260	10.0
CBNA	19,411	11.3	14,628	8.5
Total capital
CFG	23,608	13.7	20,712	12.0
CBNA	22,453	13.0	18,070	10.5
Tier 1 leverage
CFG	20,372	9.3	8,784	4.0
CBNA	19,411	8.9	8,759	4.0
As of December 31, 2022
CET1 capital
CFG	$18,574	10.0%	$14,633	7.9%
CBNA	20,669	11.2	12,935	7.0
Tier 1 capital
CFG	20,588	11.1	17,411	9.4
CBNA	20,669	11.2	15,706	8.5
Total capital
CFG	23,755	12.8	21,116	11.4
CBNA	23,534	12.7	19,402	10.5
Tier 1 leverage
CFG	20,588	9.3	8,831	4.0
CBNA	20,669	9.4	8,807	4.0
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.0% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.

Citizens Financial Group, Inc. | 148

The Company’s capital distributions are subject to the oversight of the FRB. Under the FRB’s SCB framework, failure to maintain risk-based capital ratios above the respective minimum requirements including the SCB would result in graduated restrictions on the Company’s ability to make certain discretionary bonus payments and capital distributions, including common stock dividends and share repurchases. The timing and amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. See Note 17 for more information regarding the Company’s common stock repurchases and dividends.
Dividends payable by CBNA, as a national bank subsidiary, are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared during any calendar year exceeds the sum of current year net income and retained net income of the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally accumulated net profits that have not been paid out as dividends or transferred to surplus). Federal banking regulatory agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
NOTE 26 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s three business operating segments are Consumer Banking, Commercial Banking, and Non-Core. The business operating segments are determined based on the products and services provided, or the type of customer served. Each business operating segment has a segment head who reports directly to the Chief Executive Officer, who has final authority over resource allocation decisions and performance assessment. The business operating segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or our organizational structure changes.
See Note 1 for a description of segment changes made during 2023.
Reportable Segments
Segment results are determined based upon the Company’s organizational and management structure, with balance sheet and statement of operations items assigned to each of the business segments. The results are not necessarily comparable with similar information reported by other financial institutions. A description of each reportable business operating segment is presented below:
Consumer Banking
The Consumer Banking segment serves consumer customers and small businesses with annual revenues of up to $25 million. It offers traditional banking products and services including deposits, mortgage and home equity lending, credit cards, business loans, education loans, point-of-sale finance loans, and wealth management and investment services. Citizens Private Bank, launched during 2023, integrates wealth management and banking services to serve high net-worth individuals and families, as well as businesses.
The segment’s distribution channels include a branch network, ATMs and a workforce of experienced specialists covering lending, savings and investment needs as well as a broad range of small business products and services. The Company’s Consumer Banking value proposition is based on providing simple, easy to understand product offerings and a convenient banking experience with a more personalized approach.

Citizens Financial Group, Inc. | 149

Commercial Banking
The Commercial Banking segment primarily serves companies and institutions with annual revenues of $25 million to more than $3.0 billion and strives to be a trusted advisor to its clients and preferred provider for their banking needs. A broad complement of financial products and solutions are offered, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as syndicated loans, corporate finance, mergers and acquisitions, and debt and equity capital markets capabilities.
The segment focuses on middle-market companies, large corporations and institutions and has dedicated teams with industry and product expertise in Aerospace, Defense and Government Services, Communications, Transportation and Logistics, Food and Restaurants, Human Capital Management, and Gaming. While the segment’s business development efforts are predominantly focused in the Company’s footprint, some of its specialized industry businesses also operate on a national basis. A key component of Commercial Banking’s growth strategy is to present clients with ideas that help their businesses thrive and, in doing so, expand the breadth and depth of our banking relationship with them.
Non-Core
The Non-Core segment includes the Company’s indirect auto and certain purchased consumer loan portfolios that were transferred from the Consumer Banking segment into this newly created segment during 2023. This new segment reflects the manner in which management is currently assessing performance and allocating resources and aligns with the Company’s recently announced balance sheet optimization strategy to discontinue the origination of certain non-strategic lending portfolios.
Non-segment Operations
Other
Non-segment operations are classified as Other and include assets, liabilities, capital, revenues, provision (benefit) for credit losses, expenses and income tax expense not attributed to the Company’s Consumer Banking, Commercial Banking, or Non-Core segments as well as treasury and community development.
Management accounting practices utilized by the Company to measure the performance and produce the results of its segments include the following:
Funds Transfer Pricing
The Company’s FTP, a component of net interest income, ensures consistent business segment pricing behavior by removing interest rate risk from business performance. This risk is centrally managed within the Treasury function and reported in Other non-segment operations. Business operating segments are provided an interest credit for funding it generates and an interest charge for assets it holds. The sum of interest income/expense and FTP charges/credits for each business operating segment is its designated net interest income. The offset to FTP charges and credits is recorded in Other non-segment operations.
The Company employs a matched maturity FTP methodology for the Consumer Banking and Commercial Banking business operating segments with rates based on a product’s repricing frequency and interest sensitivity, as well as other factors. The FTP charge for the Non-Core business operating segment is based on an implied reference pool of high-cost funding sources. This method applies a waterfall marginal funding approach referencing the Company’s secured borrowings collateralized by auto loans, FHLB advances, and various other higher-cost deposit sources required to fully debt-fund the assets.
Provision for credit losses
The provision for credit losses for each business operating segment is based on actual net charge-offs recognized by the business operating segment. The difference between the consolidated provision for credit losses and total net charge-offs for all business operating segments is reflected in Other non-segment operations.
Income taxes
Income taxes are assessed to each business operating segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Other non-segment operations.

Citizens Financial Group, Inc. | 150

Expenses
Noninterest expenses incurred by centrally-managed operations or business lines that directly support the operations of another business line are charged to the applicable business line based on its utilization of those services.
Goodwill
Goodwill is allocated to the Consumer Banking and Commercial Banking business operating segments for impairment testing purposes.
Substantially all revenues generated and long-lived assets held by the Company’s business operating segments are derived from customers that reside in the United States. No business operating segment earns revenue from a single external customer that represents ten percent or more of the Company’s total revenues.

	Year Ended December 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$4,187	$2,292	($129)	($109)	$6,241
Noninterest income	1,067	784	—	132	1,983
Total revenue	5,254	3,076	(129)	23	8,224
Noninterest expense	3,542	1,295	123	547	5,507
Profit (loss) before provision (benefit) for credit losses	1,712	1,781	(252)	(524)	2,717
Provision (benefit) for credit losses	280	250	78	79	687
Income (loss) before income tax expense (benefit)	1,432	1,531	(330)	(603)	2,030
Income tax expense (benefit)	373	378	(86)	(243)	422
Net income (loss)	$1,059	$1,153	($244)	($360)	$1,608
Total average assets	$72,693	$76,028	$13,745	$59,755	$222,221

	Year Ended December 31, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,649	$2,103	$378	($118)	$6,012
Noninterest income	1,063	845	—	101	2,009
Total revenue	4,712	2,948	378	(17)	8,021
Noninterest expense	3,255	1,223	136	278	4,892
Profit (loss) before provision (benefit) for credit losses	1,457	1,725	242	(295)	3,129
Provision (benefit) for credit losses	174	46	52	202	474
Income (loss) before income tax expense (benefit)	1,283	1,679	190	(497)	2,655
Income tax expense (benefit)	328	375	48	(169)	582
Net income (loss)	$955	$1,304	$142	($328)	$2,073
Total average assets	$68,027	$74,919	$18,121	$53,994	$215,061

	Year Ended December 31, 2021
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$2,943	$1,706	$594	($731)	$4,512
Noninterest income	1,223	809	—	103	2,135
Total revenue	4,166	2,515	594	(628)	6,647
Noninterest expense	2,857	973	130	121	4,081
Profit (loss) before provision (benefit) for credit losses	1,309	1,542	464	(749)	2,566
Provision (benefit) for credit losses	162	156	23	(752)	(411)
Income (loss) before income tax expense (benefit)	1,147	1,386	441	3	2,977
Income tax expense (benefit)	292	300	112	(46)	658
Net income (loss)	$855	$1,086	$329	$49	$2,319
Total average assets	$57,916	$57,617	$17,592	$51,981	$185,106

Citizens Financial Group, Inc. | 151

NOTE 27 - PARENT COMPANY FINANCIALS
Condensed Balance Sheets

(dollars in millions)	December 31, 2023	December 31, 2022
ASSETS:
Cash and due from banks	$2,864	$1,821
Loans and advances to:
Bank subsidiary	1,152	1,153
Nonbank subsidiaries	154	135
Investments in subsidiaries:
Bank subsidiary	23,289	23,674
Nonbank subsidiaries	291	302
Other assets	194	182
Total assets	$27,944	$27,267
LIABILITIES:
Long-term borrowed funds	$3,344	$3,336
Other liabilities	258	241
Total liabilities	3,602	3,577
Total stockholders’ equity	24,342	23,690
Total liabilities and stockholders’ equity	$27,944	$27,267
Condensed Statements of Operations

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
OPERATING INCOME:
Income from bank subsidiaries, excluding equity in undistributed income:
Dividends	$2,875	$450	$1,120
Interest	43	39	35
Management and service fees	69	69	64
Income from nonbank subsidiaries, excluding equity in undistributed income:
Dividends	—	43	57
Interest	8	3	2
All other operating income	1	1	1
Total operating income	2,996	605	1,279
OPERATING EXPENSE:
Salaries and employee benefits	39	43	36
Interest expense	129	125	119
All other expenses	31	28	28
Total operating expense	199	196	183
Income (loss) before taxes and undistributed income	2,797	409	1,096
Income tax expense (benefit)	(13)	(13)	(16)
Income before undistributed income of subsidiaries	2,810	422	1,112
Equity in undistributed income (losses) of subsidiaries:
Bank	(1,163)	1,724	1,188
Nonbank	(39)	(73)	19
Net income	$1,608	$2,073	$2,319
Total other comprehensive income (loss), net of income taxes(1)	802	(3,895)	(605)
Total comprehensive income (loss)	$2,410	($1,822)	$1,714
(1) See Consolidated Statements of Comprehensive Income for comprehensive income (loss) detail.
In accordance with federal and state banking regulations, dividends paid by CBNA to the Company are subject to certain limitations. See Note 25 for more information. Also, see Note 17 for more information regarding the Company’s common and preferred stock dividends.

Citizens Financial Group, Inc. | 152

Condensed Cash Flow Statements

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$1,608	$2,073	$2,319
Adjustments to reconcile net income to net change in cash due to operating activities:
Deferred income tax expense (benefit)	(4)	(11)	—
Equity in undistributed (income) losses of subsidiaries	1,202	(1,651)	(1,207)
Other, net	96	92	67
Net increase (decrease) in other liabilities	(17)	(7)	34
Net (increase) decrease in other assets	17	(44)	12
Net change due to operating activities	2,902	452	1,225
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	(76)	(156)	(196)
Repayment of investments in and advances to subsidiaries	30	121	125
Acquisitions, net of cash acquired	—	(23)	(165)
Other investing, net	—	(1)	(1)
Net change due to investing activities	(46)	(59)	(237)
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	—	414	—
Repayments of long-term borrowed funds	—	(182)	(350)
Treasury stock purchased	(906)	(153)	(295)
Net proceeds from issuance of preferred stock	—	—	296
Redemption of preferred stock	—	—	(250)
Dividends paid to common stockholders	(808)	(779)	(670)
Dividends paid to preferred stockholders	(120)	(113)	(113)
Other financing, net	21	(25)	(20)
Net change due to financing activities	(1,813)	(838)	(1,402)
Net change in cash and due from banks	1,043	(445)	(414)
Cash and due from banks at beginning of year	1,821	2,266	2,680
Cash and due from banks at end of year	$2,864	$1,821	$2,266
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

Citizens Financial Group, Inc. | 153

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

In Part III of this Report we refer to relevant sections of our 2024 Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2023 fiscal year. Portions of our 2024 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance Matters” — “Director Nominees” and “Board Structure and Oversight Responsibilities” — “Corporate Governance Guidelines”, “Committees of the Board”, “Code of Business Conduct and Ethics” and “Other Items” - “Delinquent Section 16(a) Reporting” of our 2024 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Executive Compensation Matters” — “Compensation Discussion and Analysis,” “Compensation and HR Committee Report”, “Executive Compensation Tables”, “Termination of Employment and Change of Control”, “Role of Risk Management in Compensation”, “Dodd Frank Compensation Disclosure” — “CEO Pay Ratio” and “Pay Versus Performance”, and “Corporate Governance Matters” - “Director Compensation” of our 2024 Proxy Statement, which is incorporated by reference into this item.

Citizens Financial Group, Inc. | 154

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is presented under the caption “Other Items” - “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement, which is incorporated by reference into this item.
Information regarding our compensation plans under which CFG equity securities are authorized for issuance is included in the table below. Additional information regarding these plans is included in Note 18 in Item 8.
Equity Compensation Plan Information
At December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(3)	Weighted-average exercise price of outstanding options, warrants and rights ($)(4)	Number of securities remaining available (excluding securities reflected in first column) (#)(5)
Equity compensation plans approved by security holders	4,567,994	—	43,741,366
Equity compensation plans not approved by security holders	—	—	—
Total(1)(2)	4,567,994	—	43,741,366
(1) Excludes securities subject to the Investors Bancorp, Inc. 2006 Equity Incentive Plan and the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“Investors Plans”). Although equity-based awards granted under the Investors Plans were converted into CFG awards and assumed in connection with the Investors acquisition in 2022, CFG does not intend to grant any awards under the Investors Plans. As of December 31, 2023, 393,426 stock options with a weighted-average exercise price of $38.35 and 18,509 restricted shares were outstanding under the Investors Plans.
(2) Excludes securities subject to the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Plan”). Although equity-based awards granted under the JMP Plan were converted into CFG awards and assumed in connection with the JMP acquisition in 2021, CFG does not intend to grant any awards under the JMP Plan. As of December 31, 2023, 214,601 stock options with a weighted-average exercise price of $19.45 and 5,663 restricted stock units were outstanding under the JMP Plan.
(3) Represents the number of shares of common stock associated with outstanding time-based and performance-based restricted stock units.
(4)    Other than the stock options assumed in connection with the JMP and Investors acquisitions, CFG had no outstanding stock options.
(5) Represents the number of shares remaining available for future issuance under the Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (39,532,535 shares), the Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (2,991,009 shares), and the Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (1,217,822 shares).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance Matters” — “Board Governance and Oversight” — “Director Nominees” - “Director Independence” and “Related Person Transactions” of our 2024 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2024 Proxy Statement, which is incorporated by reference into this item.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following report of our independent registered public accounting firm and the consolidated financial statements of Citizens Financial Group, Inc. are included in Item 8 of this Form 10-K:

•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;
•Consolidated Balance Sheets as of December 31, 2023 and 2022;
•Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021; and
•Notes to Consolidated Financial Statements.

Citizens Financial Group, Inc. | 155

(a)(2) Financial Statement Schedules

All required financial statement schedules for the Registrant are included in the audited Consolidated Financial Statements or related footnotes in Item 8.

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

Citizens Financial Group, Inc. | 156

10.5 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement†*

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.8 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.9 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, as amended April 25, 2019 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2019)†

10.10 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 22, 2021 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2021)†

10.11 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 28, 2022 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 3, 2022)†

10.12 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 27, 2023 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 8, 2023)†

10.13 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.14 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.15 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.16 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, Filed August 3, 2017)†

10.17 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.18 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.19 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

Citizens Financial Group, Inc. | 157

10.20 First Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 1, 2019 (incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.21 Second Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated December 9, 2019 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.22 Third Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 4, 2020 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 23, 2021)†

10.23 Fourth Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated January 1, 2022 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 23, 2022)†

10.24 Fifth Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated January 1, 2024†*

10.25 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.26 Citizens Financial Group, Inc. Form of Deferred Cash Award Agreement†*

10.27 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.28 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.29 Addendum to Amended and Restated Executive Employment Agreement, dated as of June 25, 2021 between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 3, 2021)†

10.30 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.31 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed February 21, 2019)†

10.32 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.33 Amended and Restated Executive Employment Agreement, dated December 20, 2021, between the Registrant and Brendan Coughlin (incorporated herein by reference to Exhibit 10.32 of the Annual Report on Form 10-K, filed February 23, 2022)†

10.34 Investors Bancorp, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-8, filed April 7, 2022)†

10.35 Investors Bancorp, Inc. 2015 Equity Incentive Plan Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K, filed February 17, 2023)†

21.1 Subsidiaries of Registrant*

Citizens Financial Group, Inc. | 158

23.1 Consent of Independent Registered Public Accounting Firm*

24.1 Power of Attorney (contained herein on signature pages)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1 Citizens Financial Group, Inc. Clawback Policy, effective December 1, 2023*

101    The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104     Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Citizens Financial Group, Inc. | 159

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2024.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Citizens Financial Group, Inc. | 160

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Polly N. Klane, and C. Jack Read, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2023 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 16, 2024
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chair and Chief Financial Officer	February 16, 2024
(Principal Financial Officer)
/s/ C. Jack Read
C. Jack Read	Executive Vice President, Chief Accounting Officer and Controller	February 16, 2024
(Principal Accounting Officer)

/s/ Lee Alexander
Lee Alexander	Director	February 16, 2024

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 16, 2024

/s/ Kevin Cummings
Kevin Cummings	Director	February 16, 2024

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 16, 2024

/s/ Edward J. Kelly III
Edward J. Kelly III	Director	February 16, 2024

/s/ Robert G. Leary
Robert G. Leary	Director	February 16, 2024

/s/ Terrance J. Lillis
Terrance J. Lillis	Director	February 16, 2024

/s/ Michele N. Siekerka
Michele N. Siekerka	Director	February 16, 2024

/s/ Shivan S. Subramaniam
Shivan S. Subramaniam	Director	February 16, 2024

/s/ Christopher J. Swift
Christopher J. Swift	Director	February 16, 2024

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 16, 2024

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 16, 2024

Citizens Financial Group, Inc. | 161