Form 10-Q
period 2024-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2024-05-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 455,019,971 shares of the registrant’s common stock ($0.01 par value) outstanding on April 26, 2024.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
COVID	Coronavirus Disease
CRE	Commercial Real Estate
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
Investors	Investors Bancorp, Inc. and its subsidiaries
JMP	JMP Group LLC
LHFS	Loans Held for Sale
LIHTC	Low Income Housing Tax Credit
M&A	Merger and Acquisition
Citizens Financial Group, Inc. | 3

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entity
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
•Our ability to execute on our strategic business initiatives and achieve our financial performance goals across our Consumer, Commercial and Private Bank businesses;
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
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2023 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $220.4 billion in assets as of March 31, 2024. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,300 ATMs and more than 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2023 Form 10-K.
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
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $177 million for the three months ended March 31, 2024, with earnings per diluted common share down $0.35 to $0.65 compared to the same period in 2023.
Results reflect notable items of $61 million or $0.14 per diluted common share, net of tax benefit, for the three months ended March 31, 2024, compared to $49 million or $0.10 per diluted common share, net of tax benefit, for the same period in 2023.

Table 1: Notable Items
	Three Months Ended March 31, 2024
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Underlying results (non-GAAP)
Noninterest income	$517	$—	$3	$—	$514
Noninterest expense	1,358	3	47	35	1,273
Income tax expense	96	(1)	(11)	(9)	117

	Three Months Ended March 31, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Underlying results (non-GAAP)
Noninterest income	$485	$—	$—	$—	$485
Noninterest expense	1,296	52	14	—	1,230
Income tax expense	153	(13)	(4)	—	170
(1) Includes integration related costs associated with acquisitions.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three months ended March 31, 2024 and 2023, and net fee-related components associated with a credit card processor arrangement for the three months ended March 31, 2024.
(3) Represents an industry-wide FDIC special assessment. For more information, see “Regulation and Supervision - Deposit Insurance” in our 2023 Form 10-K.
•Net income available to common stockholders decreased $184 million for the three months ended March 31, 2024, compared to the same period in 2023.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $365 million for the three months ended March 31, 2024, compared with $537 million for the same period in 2023.
◦On an Underlying basis, earnings per diluted common share of $0.79 for the three months ended March 31, 2024, compared to $1.10 for the same period in 2023.
•Total revenue decreased $169 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by a decrease of 12% in net interest income.
•The efficiency ratio of 69.3% for the three months ended March 31, 2024, compared to 60.9% for the same period in 2023.
◦On an Underlying basis, the efficiency ratio of 65.1% for the three months ended March 31, 2024, compared to 57.8% for the same period in 2023.
•ROTCE of 8.9% for the three months ended March 31, 2024, compared to 14.4% for the same period in 2023.
◦On an Underlying basis, ROTCE of 10.6% for the three months ended March 31, 2024, compared to 15.8% for the same period in 2023.
•Tangible book value per common share of $30.19 decreased 2% from December 31, 2023.
For additional information regarding our financial performance, see “Results of Operations.”

Citizens Financial Group, Inc. | 8

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to the “Market Risk” and “Risk Governance” sections of our 2023 Form 10-K.

Table 2: Major Components of Net Interest Income
	Three Months Ended March 31,
	2024			2023			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$10,268	$140	5.39%	$5,899	$69	4.65%	$4,369	74 bps
Taxable investment securities	43,904	399	3.63	38,953	266	2.74	4,951	89
Non-taxable investment securities	1	—	2.60	2	—	2.68	(1)	(8)
Total investment securities	43,905	399	3.63	38,955	266	2.74	4,950	89
Commercial and industrial	44,577	635	5.64	53,429	747	5.60	(8,852)	4
Commercial real estate	29,265	468	6.32	28,892	416	5.75	373	57
Total commercial	73,842	1,103	5.91	82,321	1,163	5.65	(8,479)	26
Residential mortgages	31,384	283	3.60	30,075	250	3.33	1,309	27
Home equity	15,080	298	7.94	14,073	240	6.92	1,007	102
Automobile	7,758	82	4.25	11,937	119	4.04	(4,179)	21
Education	11,816	156	5.31	12,796	154	4.88	(980)	43
Other retail	4,942	129	10.54	5,290	121	9.25	(348)	129
Total retail	70,980	948	5.36	74,171	884	4.81	(3,191)	55
Total loans and leases	144,822	2,051	5.64	156,492	2,047	5.25	(11,670)	39
Loans held for sale, at fair value	850	14	6.37	1,009	15	5.87	(159)	50
Other loans held for sale	223	6	10.72	197	5	9.98	26	74
Interest-earning assets	200,068	2,610	5.20	202,552	2,402	4.76	(2,484)	44
Noninterest-earning assets	20,702			20,159			543
Total assets	$220,770			$222,711			($1,941)
Liabilities and Stockholders’ Equity
Checking with interest	$32,302	$109	1.35%	$35,974	$97	1.09%	($3,672)	26
Money market	52,926	445	3.38	49,942	287	2.33	2,984	105
Savings	27,745	121	1.76	29,460	79	1.09	(1,715)	67
Term	26,447	312	4.74	12,839	87	2.72	13,608	202
Total interest-bearing deposits	139,420	987	2.85	128,215	550	1.74	11,205	111
Short-term borrowed funds	498	7	5.53	542	6	4.97	(44)	56
Long-term borrowed funds	13,664	174	5.08	17,780	203	4.55	(4,116)	53
Total borrowed funds	14,162	181	5.09	18,322	209	4.57	(4,160)	52
Total interest-bearing liabilities	153,582	1,168	3.05	146,537	759	2.09	7,045	96
Demand deposits	36,684			46,135			(9,451)
Other noninterest-bearing liabilities	6,791			6,323			468
Total liabilities	197,057			198,995			(1,938)
Stockholders’ equity	23,713			23,716			(3)
Total liabilities and stockholders’ equity	$220,770			$222,711			($1,941)
Interest rate spread			2.15%			2.67%		(52)
Net interest income and net interest margin		$1,442	2.90%		$1,643	3.29%		(39)
Net interest income and net interest margin, FTE(1)		$1,446	2.91%		$1,647	3.30%		(39)
Memo: Total deposits (interest-bearing and demand)	$176,104	$987	2.25%	$174,350	$550	1.28%	$1,754	97	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Citizens Financial Group, Inc. | 9

Net interest income decreased $201 million, or 12%, for the three months ended March 31, 2024, compared to the same period in 2023, reflecting lower net interest margin and a 1% decline in average interest-earning assets.
Net interest margin on a FTE basis decreased 39 basis points for the three months ended March 31, 2024, compared to the same period in 2023, reflecting higher funding costs, swap impacts and the impact of building liquidity, partially offset by higher interest-earning-asset yields and the benefit of Non-Core portfolio runoff.
Average interest-earning assets decreased $2.5 billion, or 1%, for the three months ended March 31, 2024, compared to the same period in 2023, driven by a decline in total loans and leases, partially offset by an increase in investment securities and cash held in interest-bearing deposits.
Average deposits increased $1.8 billion, or 1%, for the three months ended March 31, 2024, compared to the same period in 2023, reflecting growth in retail and Private Bank deposits.
Average total borrowed funds decreased $4.2 billion for the three months ended March 31, 2024, compared to the same period in 2023, reflecting a decline in FHLB advances driven by Non-Core portfolio runoff, partially offset by an increase in secured borrowings collateralized by auto loans.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended March 31,
(dollars in millions)	2024	2023	Change	Percent
Service charges and fees	$96	$100	($4)	(4%)
Capital markets fees	118	83	35	42
Card fees	86	72	14	19
Trust and investment services fees	68	63	5	8
Mortgage banking fees	49	57	(8)	(14)
Foreign exchange and derivative products	36	48	(12)	(25)
Letter of credit and loan fees	42	40	2	5
Securities gains, net	5	5	—	—
Other income(1)	17	17	—	—
Noninterest income	$517	$485	$32	7%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three months ended March 31, 2024, compared to the same period in 2023, are highlighted below.
•Capital markets fees increased reflecting higher bond and equity underwriting fees, and M&A advisory fees.
•Card fees increased primarily reflecting higher credit card fees, including favorable vendor contract negotiations.
•Trust and investment services fees reflect increased sales activity and asset management fees.
•Foreign exchange and derivative products revenue decreased given reduced client activity related to interest rate and commodities hedging.
•Mortgage banking fees declined reflecting lower servicing and production fees.
Citizens Financial Group, Inc. | 10

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended March 31,
(dollars in millions)	2024	2023	Change	Percent
Salaries and employee benefits	$691	$658	$33	5%
Equipment and software	192	169	23	14
Outside services	158	176	(18)	(10)
Occupancy	114	124	(10)	(8)
Other operating expense	203	169	34	20
Noninterest expense	$1,358	$1,296	$62	5%
The increase in noninterest expense for the three months ended March 31, 2024, compared to the same period in 2023, was driven by salaries and employee benefits reflecting our Private Bank start-up investment, partially offset by lower headcount, equipment and software reflecting technology investments, and other operating expense largely associated with FDIC deposit insurance, reflecting an estimate of CBNA’s incremental special assessment of $35 million recognized in the first quarter of 2024. For more information regarding CBNA’s special assessment, see “Regulation and Supervision - Deposit Insurance” in our 2023 Form 10-K.
Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “Analysis of Financial Condition — Credit Quality” for more information.
Provision expense of $171 million for the three months ended March 31, 2024, compared to $168 million for the same period in 2023. The provision expense for the three months ended March 31, 2024 reflects higher reserves against the CRE Office portfolio primarily driven by elevated interest rates and return-to-office dynamics.
Income Tax Expense
Income tax expense of $96 million decreased $57 million for the three months ended March 31, 2024, compared to the same period in 2023. The effective income tax rate of 22.3% for the three months ended March 31, 2024 decreased from 23.0% compared to the same period in 2023. These decreases were driven by lower pre-tax income, partially offset by higher tax expense associated with stock compensation. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Business Operating Segments
We have three business operating segments: Consumer Banking, Commercial Banking, and Non-Core. See Note 1 for a description of segment changes made during the third quarter of 2023 and Note 16 for more information regarding our business operating segments.
Citizens Financial Group, Inc. | 11

The following tables present certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. See Note 16 for additional information.

Table 5: Selected Financial Data for Business Operating Segments
	Three Months Ended March 31,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$1,093	$1,011	$514	$597	($37)	($15)
Noninterest income	258	256	227	201	—	—
Total revenue	1,351	1,267	741	798	(37)	(15)
Noninterest expense	903	857	317	331	25	32
Profit (loss) before credit losses	448	410	424	467	(62)	(47)
Net charge-offs	81	63	81	47	19	21
Income (loss) before income tax expense (benefit)	367	347	343	420	(81)	(68)
Income tax expense (benefit)	95	90	84	101	(21)	(18)
Net income (loss)	$272	$257	$259	$319	($60)	($50)
Average Balances:
Total assets	$73,833	$71,872	$70,100	$78,891	$10,554	$15,686
Total loans and leases(1)	67,448	65,570	67,187	75,734	10,507	15,620
Deposits	120,019	115,578	45,912	48,966	—	—
Interest-earning assets	68,050	66,251	67,536	76,130	10,507	15,620
(1) Includes LHFS.
Consumer Banking
Net interest income increased $82 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by higher net interest margin reflecting higher interest-earning asset yields and growth in average interest-earning assets. This increase was partially offset by higher funding costs.
Noninterest income increased $2 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by trust and investment services fees reflecting increased sales activity and asset management fees, and higher credit card fees. This increase was partially offset by mortgage banking fees reflecting lower servicing and production fees and service charges and fees given seasonality and lower overdraft fees.
Noninterest expense increased $46 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by salaries and benefits reflecting our Private Bank start-up investment and equipment and software driven by technology investments. This increase was partially offset by reductions in other operating expense associated with lower fraud and travel.
Net charge-offs increased $18 million for the three months ended March 31, 2024, compared to the same period in 2023, driven primarily by other retail and education.
Commercial Banking
Net interest income decreased $83 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by lower net interest margin, a decline in average interest-earning assets and higher funding costs, partially offset by higher interest-earning asset yields.
Noninterest income increased $26 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by capital markets fees reflecting higher bond and equity underwriting fees, and M&A advisory fees. This increase was partially offset by foreign exchange and derivative products revenue given reduced client activity related to interest rate and commodities hedging.
Noninterest expense decreased $14 million for the three months ended March 31, 2024, compared to the same period in 2023, driven primarily by salaries and employee benefits reflecting lower headcount.
Net charge-offs increased $34 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by the general office segment of CRE.
Citizens Financial Group, Inc. | 12

Non-Core
Net interest income decreased $22 million for the three months ended March 31, 2024, compared to the same period in 2023, driven by the highest-cost implied marginal funding sources during 2024, including secured borrowings collateralized by auto loans and FHLB advances.
Average loans and leases decreased $5.1 billion for the three months ended March 31, 2024, compared to the same period in 2023, driven by planned Non-Core portfolio runoff.
Citizens Financial Group, Inc. | 13

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of Securities
	March 31, 2024		December 31, 2023
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,944	$4,770	$4,493	$4,380
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	27,989	25,865	26,289	24,477
Other/non-agency	278	257	279	255
Total mortgage-backed securities	28,267	26,122	26,568	24,732
Collateralized loan obligations	293	294	667	664
Total debt securities available for sale	$33,505	$31,187	$31,729	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,587	$7,682	$8,696	$7,887
Total mortgage-backed securities	8,587	7,682	8,696	7,887
Asset-backed securities	467	450	488	463
Total debt securities held to maturity	$9,054	$8,132	$9,184	$8,350
Total debt securities available for sale and held to maturity	$42,559	$39,319	$40,913	$38,127
Equity securities, at cost(2)	$791	$791	$869	$869
Equity securities, at fair value(2)	178	178	173	173
(1) Excludes portfolio level basis adjustments of $(74) million and $60 million, respectively, for securities designated in active fair value hedge relationships at March 31, 2024 and December 31, 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of the securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of March 31, 2024, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 97% of the fair value of our debt securities portfolio, with approximately $31.5 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk Management and Governance” section in this document. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2023 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of March 31, 2024, the portfolio’s average effective duration, including recent hedging actions to reduce duration, was 3.8 years compared with 3.9 years as of December 31, 2023.
Citizens Financial Group, Inc. | 14

Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	March 31, 2024	December 31, 2023	Change	Percent
Commercial and industrial	$43,951	$44,974	($1,023)	(2)%
Commercial real estate	28,872	29,471	(599)	(2)
Total commercial	72,823	74,445	(1,622)	(2)
Residential mortgages	31,512	31,332	180	1
Home equity	15,113	15,040	73	—
Automobile	7,277	8,258	(981)	(12)
Education	11,646	11,834	(188)	(2)
Other retail	4,817	5,050	(233)	(5)
Total retail	70,365	71,514	(1,149)	(2)
Total loans and leases	$143,188	$145,959	($2,771)	(2)%
See Note 1 for a description of changes made to the Company’s loans and leases presentation during the first quarter of 2024.
The decrease in total loans and leases as of March 31, 2024 compared to December 31, 2023 reflects a $1.6 billion decrease in commercial given balance sheet optimization actions, paydowns and market conditions driving lower client demand. Retail decreased $1.1 billion, primarily driven by planned Non-Core portfolio runoff.
Credit Quality
See Note 1 for a description of changes made to the Company’s loans and leases presentation during the first quarter of 2024.
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4, and Note 6 in our 2023 Form 10-K.
The ACL as of March 31, 2024 compared to December 31, 2023 reflects a reserve decrease of $10 million. For further information see Note 4.

Table 8: ACL and Related Coverage Ratios by Portfolio
	March 31, 2024			December 31, 2023
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$43,951	$592	1.35%	$44,974	$587	1.31%
Commercial real estate	28,872	642	2.22	29,471	663	2.25
Total commercial	72,823	1,234	1.69	74,445	1,250	1.68
Residential mortgages	31,512	171	0.54	31,332	181	0.58
Home equity	15,113	98	0.65	15,040	100	0.66
Automobile	7,277	42	0.57	8,258	57	0.69
Education	11,646	267	2.29	11,834	259	2.18
Other retail	4,817	274	5.70	5,050	251	4.98
Total retail	70,365	852	1.21	71,514	848	1.19
Total loans and leases	$143,188	$2,086	1.46%	$145,959	$2,098	1.44%
Allowance for Unfunded Lending Commitments
Commercial(1)		$191	1.96%		$175	1.91%
Retail(2)		31	1.25		45	1.25
Total allowance for unfunded lending commitments		222			220
Allowance for credit losses	$143,188	$2,308	1.61%	$145,959	$2,318	1.59%
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

Citizens Financial Group, Inc. | 15

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	March 31, 2024	December 31, 2023	Change		Percent
Commercial and industrial	$294	$297	($3)		(1%)
Commercial real estate	597	477	120		25
Total commercial	891	774	117		15
Residential mortgages	174	177	(3)		(2)
Home equity	288	285	3		1
Automobile	47	61	(14)		(23)
Education	29	28	1		4
Other retail	40	39	1		3
Total retail	578	590	(12)		(2)
Nonaccrual loans and leases	$1,469	$1,364	$105		8%
Nonaccrual loans and leases to total loans and leases	1.02%	0.93%	9	bps
Allowance for loan and lease losses to nonaccrual loans and leases	142	154	(12%)
Allowance for credit losses to nonaccrual loans and leases	157	170	(13%)

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended March 31,
	2024			2023
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	($3)	$44,577	(0.03)%	$49	$53,429	0.37%
Commercial real estate	88	29,265	1.22	3	28,892	0.05
Total commercial	85	73,842	0.47	52	82,321	0.26
Residential mortgages	1	31,384	0.01	1	30,075	0.01
Home equity	(2)	15,080	(0.06)	(3)	14,073	(0.07)
Automobile	14	7,758	0.73	15	11,937	0.51
Education	27	11,816	0.92	18	12,796	0.57
Other retail	56	4,942	4.56	50	5,290	3.81
Total retail	96	70,980	0.54	81	74,171	0.44
Total loans and leases	$181	$144,822	0.50%	$133	$156,492	0.34%
For the three months ended March 31, 2024, net charge-offs increased $48 million and the net charge-off ratio increased 16 basis points compared to the same period in 2023. The increase in net charge-offs reflects a $15 million increase in retail, primarily unsecured, and a $33 million increase in commercial, primarily driven by the general office segment of CRE.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2023 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $8.7 billion at March 31, 2024 increased $231 million compared to December 31, 2023.
Commercial and industrial criticized balances of $3.3 billion at March 31, 2024 decreased from $3.5 billion at December 31, 2023, primarily driven by declines in the healthcare and wholesale trade sectors.
Commercial real estate criticized balances of $5.4 billion at March 31, 2024 increased from $5.0 billion at December 31, 2023, attributable to the continued impacts of interest rates and return-to-office dynamics on the Office sector and the continued impacts of interest rates on the Multi-family sector. Approximately 97% of commercial real estate loans remain current on payments as of March 31, 2024.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.
Citizens Financial Group, Inc. | 16

Table 11: Commercial and Industrial Loans by Industry Sector
	March 31, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$5,090	4%	$5,780	4%
Other finance and insurance	5,831	4	6,021	4
Other manufacturing	3,807	2	3,748	2
Technology	3,283	2	3,351	2
Accommodation and food services	2,777	2	2,948	2
Health, pharma, and social assistance	2,478	2	2,598	2
Wholesale trade	2,396	2	2,467	2
Retail trade	2,115	1	2,379	2
Professional, scientific, and technical services	2,390	2	2,339	2
Other services	2,408	2	2,168	1
Energy and related	2,044	1	2,034	1
Arts, entertainment, and recreation	1,597	1	1,602	1
Administrative and waste management	1,516	1	1,599	1
Rental and leasing	936	1	1,073	1
Consumer products manufacturing	918	1	984	1
Automotive	907	1	898	1
Other	3,458	2	2,985	2
Total commercial and industrial	$43,951	31%	$44,974	31%
Citizens Financial Group, Inc. | 17

Table 12: Commercial Real Estate by Property Type and State
	March 31, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multi-family	$9,491	7%	$9,367	6%
Office
Credit tenant lease and life sciences(1)	2,265	2	2,268	2
Other general office	3,443	2	3,648	3
Retail	3,376	2	3,407	2
Industrial	4,079	3	3,981	3
Co-op	1,816	1	1,796	1
Data center	722	1	841	1
Hospitality	552	—	608	—
Other	3,128	2	3,555	2
Total commercial real estate	$28,872	20%	$29,471	20%
State
New York	$6,749	5%	$7,035	5%
New Jersey	3,792	3	3,829	3
Pennsylvania	2,574	2	2,613	2
California	2,151	1	2,314	1
Texas	1,859	1	2,163	1
Massachusetts	1,873	1	1,897	1
Florida	1,078	1	1,087	1
Other Southeast(2)	3,169	2	3,056	2
Other	5,627	4	5,477	4
Total commercial real estate	$28,872	20%	$29,471	20%
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

Table 13: Retail Loan Portfolio Analysis
	March 31, 2024					December 31, 2023
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	97.56%	0.86%	0.37%	0.66%	0.55%	97.34%	0.90%	0.38%	0.82%	0.56%
Home equity	97.40	0.52	0.17	—	1.91	97.34	0.55	0.22	—	1.89
Automobile	97.36	1.58	0.41	—	0.65	96.94	1.74	0.58	—	0.74
Education	99.23	0.34	0.16	0.02	0.25	99.14	0.41	0.19	0.02	0.24
Other retail	97.10	0.89	0.62	0.56	0.83	97.02	0.97	0.67	0.57	0.77
Total retail	97.75%	0.78%	0.31%	0.34%	0.82%	97.56%	0.85%	0.36%	0.40%	0.83%
Citizens Financial Group, Inc. | 18

Table 14: Retail Asset Quality Metrics
	March 31, 2024	December 31, 2023
Average refreshed FICO for total portfolio	773	772
CLTV ratio for secured real estate(1)	50%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 15: Composition of Deposits
(dollars in millions)	March 31, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Demand	$36,593	21%	$37,107	21%
Money market	52,182	30	53,812	30
Checking with interest	34,487	19	31,876	18
Savings	27,912	16	27,983	16
Term	25,254	14	26,564	15
Total deposits	$176,428	100%	$177,342	100%
Total deposits as of March 31, 2024 decreased compared to December 31, 2023, reflecting growth in retail and Private Bank deposits, which were more than offset by seasonal declines in commercial.

Table 16: Uninsured and Insured/Secured Deposits
(dollars in millions)	March 31, 2024	December 31, 2023
Total deposits	$176,428	$177,342

Estimated uninsured deposits(1)	69,658	73,584
Less: Uninsured affiliate deposits eliminated in consolidation	10,457	14,650
Less: Preferred deposits(1)(2)	6,769	7,486
CFG adjusted estimated uninsured deposits, excluding preferred deposits	52,432	51,448
Total estimated insured/secured deposits	$123,996	$125,894
Insured/secured deposits to total deposits	70%	71%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $13.8 billion as of March 31, 2024 decreased $159 million compared to December 31, 2023, driven by a decline in FHLB advances, partially offset by the issuance of senior debt and secured borrowings collateralized by auto loans. For more information regarding our borrowed funds, see “Liquidity” and Note 7.
CAPITAL AND REGULATORY MATTERS
As a bank and financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. See “Regulation and Supervision” in our 2023 Form 10-K for more information.
Citizens Financial Group, Inc. | 19

Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “Capital and Regulatory Matters” in our 2023 Form 10-K.
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years; however, the FRB required us to participate in the 2023 CCAR supervisory stress test to incorporate the effects of the Investors acquisition. Our SCB associated with the 2023 CCAR supervisory stress test is 4.0%, effective until September 30, 2024. We submitted our 2024 Capital Plan to the FRB on April 3, 2024 and expect the FRB to provide us with our preliminary SCB requirement in June and our final SCB requirement by August 31, 2024, which will become effective as of October 1, 2024.
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
For more information on our capital adequacy process, see “Capital and Regulatory Matters” in our 2023 Form 10-K.
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 4.0% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.
Citizens Financial Group, Inc. | 20

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2023 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 17: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2024		December 31, 2023
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,090	10.6%	$18,358	10.6%	8.5%
CBNA	19,407	11.4	19,411	11.3	7.0
Tier 1 capital
CFG	20,104	11.8	20,372	11.8	10.0
CBNA	19,407	11.4	19,411	11.3	8.5
Total capital
CFG	23,466	13.8	23,608	13.7	12.0
CBNA	22,573	13.3	22,453	13.0	10.5
Tier 1 leverage
CFG	20,104	9.3	20,372	9.3	4.0
CBNA	19,407	9.0	19,411	8.9	4.0
Risk-weighted assets
CFG	170,125		172,601
CBNA	169,589		172,094
Quarterly adjusted average assets(2)
CFG	216,001		219,591
CBNA	215,374		218,974
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.0% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At March 31, 2024, CFG’s CET1 and tier 1 capital ratios were stable compared to December 31, 2023. Net income and a $2.5 billion decrease in RWA was offset by common share repurchases, dividends, and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period. Lower commercial and auto loans were the key drivers for the decline in RWA.
At March 31, 2024, CBNA’s CET1 and tier 1 capital ratios increased slightly compared to December 31, 2023. Net income and a $2.5 billion decrease in RWA, primarily driven by lower commercial and auto loans, was partially offset by dividend payments to the Parent Company and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period.
At March 31, 2024, CFG’s and CBNA’s total capital ratios increased driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At March 31, 2024, CFG’s tier 1 leverage ratio was stable compared to December 31, 2023, whereas CBNA’s tier 1 leverage ratio increased slightly. CBNA’s tier 1 leverage ratio reflects a decline in quarterly adjusted average assets and changes in tier 1 capital described above.
Citizens Financial Group, Inc. | 21

Table 18: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	March 31, 2024	December 31, 2023
Total common stockholders' equity	$21,747	$22,328
Exclusions:
Modified CECL transitional amount	96	192
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	2,497	2,338
Derivatives	1,343	1,087
Unamortized net periodic benefit costs	324	333
Deductions:
Goodwill, net of deferred tax liability	(7,778)	(7,779)
Other intangible assets, net of deferred tax liability	(127)	(134)
Deferred tax assets that arise from tax loss and credit carryforwards	(12)	(7)
Total common equity tier 1 capital	18,090	18,358
Qualifying preferred stock	2,014	2,014
Total tier 1 capital	20,104	20,372
Qualifying subordinated debt(1)	1,321	1,319
Allowance for credit losses	2,308	2,318
Exclusions from tier 2 capital:
Modified AACL transitional amount	(125)	(249)
Allowance on PCD assets	(142)	(152)
Adjusted allowance for credit losses	2,041	1,917
Total capital	$23,466	$23,608
(1) As of March 31, 2024 and December 31, 2023, the amount of non-qualifying subordinated debt excluded from regulatory capital was $482 million. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the three months ended March 31, 2024:
•Repurchased $300 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $197 million; and
•Declared preferred stock dividends aggregating to $30 million.
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
AOCI Impact on Regulatory Capital
Under the current applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude components of AOCI from regulatory capital. As noted in the “Capital and Stress Testing Requirements” section of “Regulation and Supervision” in our 2023 Form 10-K, the regulatory agencies are considering the inclusion of AOCI components in regulatory capital for Category IV firms like us, notably the AOCI relative to securities and pension.
Citizens Financial Group, Inc. | 22

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework.

Table 19: AOCI Impact on Regulatory Capital
	March 31, 2024
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$18,090	$20,104	$23,466	$19,407	$19,407	$22,573
Unrealized gains (losses) on securities and pension	(2,821)	(2,821)	(2,821)	(2,804)	(2,804)	(2,804)
Deferred tax assets - securities and pension AOCI	(13)	(13)	(13)	(13)	(13)	(13)
Regulatory capital, including AOCI impact (non-GAAP)	$15,256	$17,270	$20,632	$16,590	$16,590	$19,756
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$170,125	$170,125	$170,125	$169,589	$169,589	$169,589
Unrealized gains (losses) on securities and pension	(748)	(748)	(748)	(731)	(731)	(731)
Deferred tax assets - securities and pension AOCI	2,354	2,354	2,354	2,337	2,337	2,337
Risk-weighted assets, including AOCI impact (non-GAAP)	$171,731	$171,731	$171,731	$171,195	$171,195	$171,195
Ratio:
Regulatory capital ratio (as reported)	10.6%	11.8%	13.8%	11.4%	11.4%	13.3%
Regulatory capital ratio, including AOCI impact (non-GAAP)	8.9%	10.1%	12.0%	9.7%	9.7%	11.5%
Recent Regulatory Developments
On March 6, 2024, the SEC adopted a final rule to require registrants to disclose certain climate-related information in their registration statements and annual reports. Subsequent to adoption, a number of businesses and business groups filed petitions seeking a judicial review of the final rule, asserting that the SEC does not have the authority to promulgate it. On April 4, 2024, the SEC issued an order staying its final rule pending completion of the judicial review of certain petitions consolidated in the U.S. Court of Appeals for the Eighth Circuit. We will continue to monitor the outcome of this judicial review.
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
Parent Company Liquidity
Our Parent Company’s primary sources of cash are dividends and interest received from CBNA resulting from investing in bank equity and subordinated debt as well as externally issued preferred stock, senior debt and subordinated debt. Uses of cash include the routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest and expenses; the needs of subsidiaries, including CBNA for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary. To the extent the Parent Company relies on wholesale borrowings, uses also include payments of related principal and interest.
During the three months ended March 31, 2024, the Parent Company issued $1.25 billion of 5.841% fixed-to-floating rate senior notes due 2030.
Citizens Financial Group, Inc. | 23

Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.6 billion and $2.9 billion as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Parent Company declared dividends on common stock of $197 million and $205 million, respectively, and declared dividends on preferred stock of $30 million and $23 million, respectively.
During the three months ended March 31, 2024, the Parent Company repurchased $300 million of its outstanding common stock.
On April 25, 2024, CFG issued $750 million of 6.645% fixed-to-floating rate senior notes due 2035.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and investment securities; and wholesale borrowings, as needed, and as described under “Liquidity Risk Management and Governance.” The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA relies on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt see Note 7.
During the three months ended March 31, 2024, CBNA issued $1.5 billion of secured borrowings collateralized by auto loans.
Liquidity Risk
Liquidity risk is the risk arising from the inability to meet our obligations when they come due. We must maintain adequate funding to meet current and future obligations, including customer loan requests, deposit maturities and withdrawals, debt service requirements, equipment and premises leases, and other cash commitments, under both normal operating conditions and periods of company-specific and/or market stress.
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

Table 20: Credit Ratings
March 31, 2024
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	Baa1	A-	BBB+
Short-term issuer	NR	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Citizens Financial Group, Inc. | 24

We currently have a “stable” outlook at Standard & Poor’s, a “negative” outlook at Moody’s and a “stable” outlook at Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB and OCC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see the “Liquidity Requirements” section under “Regulation and Supervision” in our 2023 Form 10-K.
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
As of March 31, 2024:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 81.2%;
◦Estimated insured/secured deposits comprise 70% of our consolidated deposit base of $176.4 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $81.0 billion;
◦Contingent liquidity was $60.6 billion, consisting of unencumbered high-quality liquid securities of $31.5 billion, unused FHLB capacity of $18.7 billion, and our cash balances at the FRB of $10.4 billion; and
◦Available discount window capacity was $20.4 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2024 and 2023, see the Consolidated Statements of Cash Flows in Item 1.
Citizens Financial Group, Inc. | 25

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
CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements included in this Report are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our significant accounting policies and estimates include the ACL, fair value measurements and the evaluation and measurement of goodwill impairment. For additional information regarding fair value measurements, see “Critical Accounting Estimates” in our 2023 Form 10-K.
Allowance for Credit Losses
The ACL of $2.3 billion at March 31, 2024 remained stable compared to December 31, 2023.
As of March 31, 2024, the ACL accounts for an economic forecast over a two-year reasonable and supportable period with peak unemployment of approximately 4.9% and start-to-trough real GDP decline of approximately 0.3%. This forecast reflects a mild recession over the two-year reasonable and supportable period. This compares to our December 31, 2023 forecast which reflected peak unemployment of approximately 5% with a start-to-trough real GDP decline of approximately 0.4%.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 5.4% and start-to-trough real GDP decline of approximately 1.8%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $370 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Because several quantitative and qualitative factors are considered in determining the ACL, this sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ACL or even what the ACL would be under these economic circumstances. The sensitivity analysis is intended to provide insights into the impact of adverse changes in the macroeconomic environment and the corresponding impact to modeled loss estimates. The hypothetical determination does not incorporate the impact of management judgment or other qualitative factors that could be applied in the actual estimation of the ACL and does not imply any expectation of future deterioration in our loss rates.
Citizens Financial Group, Inc. | 26

It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product type. The variables and inputs may be idiosyncratically affected by risks to the economy, including changing monetary and fiscal policies, impacts from the recent stress on the banking industry, and their impact on inflationary trends. Changes in one or multiple of the key macroeconomic variables may have a material impact on our estimation of expected credit losses.
For additional information regarding the ACL, see Note 4 and “Critical Accounting Estimates - Allowance for Credit Losses” and Note 6 in our 2023 Form 10-K.
Goodwill
We review the goodwill of each reporting unit for impairment on an annual basis as of October 31st or more frequently if events or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, a qualitative assessment may be made to determine whether it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. For the quarter ended March 31, 2024, Citizens elected to perform a qualitative analysis to determine whether it was more-likely-than-not that the fair value of its reporting units was less than the respective reporting unit’s carrying value. As a result of this qualitative assessment, the Company concluded that it was not more-likely-than-not that the fair value of its reporting units was below their respective carrying amount and, therefore, there was no impairment to the carrying value of the Company's goodwill as of March 31, 2024.
The process of evaluating the fair value of a reporting unit is subjective, involving management assumptions, estimates and forecasts, and the use of external or internal valuations. Future potential changes in assumptions, estimates or forecasts may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s fair value could change based on market conditions or other factors, which could impact whether the fair value of a reporting unit is less than its carrying value.
For additional information regarding Goodwill, see “Critical Accounting Estimates - Goodwill” and Note 10 in our 2023 Form 10-K.
Citizens Financial Group, Inc. | 27

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of March 31, 2024

Pronouncement	Summary of Guidance	Effects on Financial Statements
Improvements to Reportable Segment Disclosures Issued November 2023
•Requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”)

•Requires disclosure of an amount for other segment items by reportable segment and a description of its composition

•Requires disclosure of the title and position of the CODM

•Required effective date: Annual financial statements for the year ending December 31, 2024 and subsequent interim periods beginning in 2025. Early adoption is permitted.

•Adoption is expected to have a meaningful impact on our required segment disclosures in the Consolidated Financial Statements.

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

•Eliminates the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures

•Required effective date: Annual financial statements for the year ending December 31, 2025. Early adoption is permitted.

•Adoption is expected to have a meaningful impact on our required income tax disclosures in the Consolidated Financial Statements.

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
Citizens Financial Group, Inc. | 28

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
There have been no significant changes in our risk governance practices, risk framework, risk appetite, or credit risk as described in “Risk Governance” in our 2023 Form 10-K.
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
Non-Trading Risk
Our non-trading banking activities expose us to market risk. This market risk is composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “Market Risk — Non-Trading Risk” in our 2023 Form 10-K.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is marginally asset-sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limits established and monitored by senior management. While an instantaneous and severe shift in interest rates is included in this analysis, we believe that any actual shift in interest rates would be more gradual and, therefore, have a more modest impact.

Table 21: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2024	December 31, 2023
Instantaneous Change in Interest Rates
+200	0.4%	—%
+100	0.6	0.5
-100	(1.5)	(1.5)
-200	(3.3)	(3.0)
Gradual Change in Interest Rates
+200	0.5%	0.4%
+100	0.4	0.5
-100	(1.0)	(1.0)
-200	(2.2)	(1.9)
Citizens Financial Group, Inc. | 29

We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the yield curve is realized, which reflects a Fed Funds rate of 5.00% at the end of 2024, reflecting two 25 basis point reductions beginning in the second half of 2024. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our asset sensitivity remains broadly neutral as of March 31, 2024, consistent with December 31, 2023. This reflects the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and hedge activity, which is primarily comprised of received fixed swaps that offset our naturally asset-sensitive balance sheet. Our sensitivity profile exhibits asymmetry for up and down rate scenarios as we expect to see incremental deposit migration to higher rate products in response to rising rate scenarios compared to declining rate scenarios.
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
Citizens Financial Group, Inc. | 30

The following table presents interest rate derivative contracts that we have entered into as of March 31, 2024 and December 31, 2023.

Table 22: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	March 31, 2024				December 31, 2023
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$6,999	5.8	3.8%	5.3%	$5,365	6.2	3.8%	5.4%
Pay fixed/receive SOFR - forward-starting	50	6.7	3.9	5.4	—	—	—	—
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	1.6	2.6	5.6	500	1.9	2.6	5.6
Total fair value hedges	7,549				5,865
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	19,780	1.4	3.5	5.3	17,780	0.8	4.0	5.4
Receive fixed/pay SOFR - forward-starting	23,250	2.8	3.4	4.7	31,250	2.9	3.3	4.6
Basis swaps
Receive SOFR/pay 1-month term SOFR	11,500	1.5	—	5.3/5.3	5,000	1.0	—	5.3/5.3
Receive SOFR/pay 1-month term SOFR - forward-starting	7,500	2.8	—	4.5/4.8	14,000	2.7	—	5.2/5.1

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars(1)	1,000	1.3	2.5	3.7	1,000	1.5	2.5	3.7
Interest rate collars - forward-starting(1)	500	2.2	2.7	4.4	500	2.5	2.7	4.4
Floor spreads(2)	500	1.9	3.0/4.1	—	—	—	—	—
Floor spreads - forward-starting(2)	2,000	2.7	2.0/3.0	—	2,500	2.8	2.2/3.2	—
Total cash flow hedges	66,030				72,030
Total hedges	$73,579				$77,895
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
Citizens Financial Group, Inc. | 31

The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, during the remainder of 2024 and for the next five years:

Table 23: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	2024	2025	2026	2027	2028	2029
Fair value hedges
Pay fixed/receive SOFR(1)	$6,816	$7,043	$6,815	$5,401	$5,104	$3,815
Receive fixed/pay SOFR(2)	500	441	—	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	24,914	30,094	21,900	7,589	210	—
Receive SOFR/pay 1-month term SOFR	12,186	13,052	8,847	1,952	—	—
Interest rate collars	1,260	1,001	240	—	—	—
Floor spreads	1,488	2,500	1,467	460	—	—
Total	$47,164	$54,131	$39,269	$15,402	$5,314	$3,815
Weighted average receive fixed rate	3.1%	3.2%	3.5%	3.7%	2.6%	—%
Weighted average pay fixed rate	3.8	3.8	3.8	3.7	3.7	3.7
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
	Three Months Ended March 31,
(dollars in millions)	2024	2023
Amount of pre-tax net gains (losses) recognized in OCI	($550)	$233
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(203)	(127)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	—
Using the interest rate curve at March 31, 2024, we estimate that approximately $938 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months, including $456 million from terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2024.
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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. As of March 31, 2024 and December 31, 2023, the fair value of our MSRs was $1.6 billion, and the total notional amount of related derivative contracts was $11.6 billion and $15.1 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 32

Trading Risk
We are exposed to market risk primarily through client facilitation activities including derivatives and foreign exchange products as well as underwriting and market making activities. Exposure is created as a result of changes in interest rates and related basis spreads and volatility, foreign exchange rates, equity prices, and credit spreads on a select range of interest rates, foreign exchange, commodities, equity securities, corporate bonds and secondary loan instruments. These securities underwriting and trading activities are conducted through CBNA and Citizens JMP Securities, LLC. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “Market Risk — Trading Risk” in our 2023 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 25: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$4	$3	$5	$2	$2	$3	$4	$2
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	1	2	3	1	1	1	2	1
Commodity	—	—	—	—	—	—	—	—
General VaR	5	4	6	2	2	3	5	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$4	$6	$2	$2	$3	$5	$2
Stressed General VaR	$5	$6	$12	$3	$5	$8	$13	$4
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$5	$6	$12	$3	$5	$8	$13	$4
Market Risk Regulatory Capital	$32				$32
Specific Risk Not Modeled Add-on	21				20
de Minimis Exposure Add-on	1				—
Total Market Risk Regulatory Capital	$54				$52
Market Risk-Weighted Assets	$675				$654
Citizens Financial Group, Inc. | 33

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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended March 31, 2024.
Citizens Financial Group, Inc. | 34

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures,” included in this Report. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 26: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended March 31,
(dollars in millions, except per share data)	Ref.	2024	2023
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$517	$485
Less: Notable items		3	—
Noninterest income, Underlying (non-GAAP)	B	$514	$485
Total revenue, Underlying:
Total revenue (GAAP)	C	$1,959	$2,128
Less: Notable items		3	—
Total revenue, Underlying (non-GAAP)	D	$1,956	$2,128
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,358	$1,296
Less: Notable items		85	66
Noninterest expense, Underlying (non-GAAP)	F	$1,273	$1,230
Pre-provision profit:
Total revenue (GAAP)	C	$1,959	$2,128
Less: Noninterest expense (GAAP)	E	1,358	1,296
Pre-provision profit (non-GAAP)		$601	$832
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$1,956	$2,128
Less: Noninterest expense, Underlying (non-GAAP)	F	1,273	1,230
Pre-provision profit, Underlying (non-GAAP)		$683	$898
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$430	$664
Less: Income (expense) before income tax expense (benefit) related to notable items		(82)	(66)
Income before income tax expense, Underlying (non-GAAP)	H	$512	$730
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$96	$153
Less: Income tax expense (benefit) related to notable items		(21)	(17)
Income tax expense, Underlying (non-GAAP)	J	$117	$170
Effective income tax rate (GAAP)	I/G	22.28%	22.97%
Effective income tax rate, Underlying (non-GAAP)	J/H	22.84	23.25
Net income, Underlying:
Net income (GAAP)	K	$334	$511
Add: Notable items, net of income tax benefit		61	49
Net income, Underlying (non-GAAP)	L	$395	$560
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$304	$488
Add: Notable items, net of income tax benefit		61	49
Net income available to common stockholders, Underlying (non-GAAP)	N	$365	$537
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,700	$21,702
Return on average common equity	M/O	5.63%	9.11%
Return on average common equity, Underlying (non-GAAP)	N/O	6.77	10.01

Citizens Financial Group, Inc. | 35

		As of and for the Three Months Ended March 31,
(dollars in millions, except per share data)	Ref.	2024	2023
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,700	$21,702
Less: Average goodwill (GAAP)		8,188	8,177
Less: Average other intangibles (GAAP)		153	192
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		433	422
Average tangible common equity	P	$13,792	$13,755
Return on average tangible common equity	M/P	8.86%	14.38%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	10.65	15.80
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$220,770	$222,711
Return on average total assets	K/Q	0.61%	0.93%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.72	1.02
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$220,770	$222,711
Less: Average goodwill (GAAP)		8,188	8,177
Less: Average other intangibles (GAAP)		153	192
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		433	422
Average tangible assets	R	$212,862	$214,764
Return on average total tangible assets	K/R	0.63%	0.97%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.75	1.06
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	69.33%	60.90%
Efficiency ratio, Underlying (non-GAAP)	F/D	65.05	57.84
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	26.41%	22.81%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	26.32	22.81
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(7.96)%	29.39%
Increase in noninterest expense		4.77	17.22
Operating leverage		(12.73)%	12.17%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(8.09)%	29.39%
Increase in noninterest expense, Underlying (non-GAAP)		3.38	16.43
Operating leverage, Underlying (non-GAAP)		(11.47)%	12.96%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	458,485,032	483,982,264
Common stockholders' equity (GAAP)		$21,747	$22,187
Less: Goodwill (GAAP)		8,188	8,177
Less: Other intangible assets (GAAP)		148	185
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		433	422
Tangible common equity	T	$13,844	$14,247
Tangible book value per common share	T/S	$30.19	$29.44
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	461,358,681	485,444,313
Average common shares outstanding - diluted (GAAP)	V	463,797,964	487,712,146
Net income per average common share - basic (GAAP)	M/U	$0.66	$1.00
Net income per average common share - diluted (GAAP)	M/V	0.65	1.00
Net income per average common share - basic, Underlying (non-GAAP)	N/U	0.79	1.10
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	0.79	1.10
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.42
Dividend payout ratio	W/(M/U)	64%	42%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	53	38
Citizens Financial Group, Inc. | 36

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 37

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	March 31, 2024	December 31, 2023
ASSETS:
Cash and due from banks(1)	$1,098	$1,794
Interest-bearing cash and due from banks	10,501	9,834
Interest-bearing deposits in banks(1)	392	405
Debt securities available for sale, at fair value (including $80 and $110 pledged to creditors, respectively)(2)	31,187	29,777
Debt securities held to maturity (fair value of $8,132 and $8,350 respectively, and including $183 and $204 pledged to creditors, respectively)(2)	9,054	9,184
Loans held for sale, at fair value	505	676
Other loans held for sale	50	103
Loans and leases	143,188	145,959
Less: Allowance for loan and lease losses	(2,086)	(2,098)
Net loans and leases(1)	141,102	143,861
Derivative assets	469	440
Premises and equipment, net	872	895
Bank-owned life insurance	3,311	3,291
Goodwill	8,188	8,188
Other intangible assets(3)	148	157
Other assets(1)	13,571	13,359
TOTAL ASSETS	$220,448	$221,964
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$36,593	$37,107
Interest-bearing	139,835	140,235
Total deposits	176,428	177,342
Short-term borrowed funds	9	505
Derivative liabilities	1,705	1,562
Long-term borrowed funds(1)	13,804	13,467
Other liabilities(1)	4,741	4,746
TOTAL LIABILITIES	196,687	197,622
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,050,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	2,014	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 649,141,636 shares issued and 458,485,032 shares outstanding at March 31, 2024 and 647,829,720 shares issued and 466,418,055 shares outstanding at December 31, 2023	6	6
Additional paid-in capital	22,272	22,250
Retained earnings	9,923	9,816
Treasury stock, at cost, 190,656,604 and 181,411,665 shares at March 31, 2024 and December 31, 2023, respectively	(6,290)	(5,986)
Accumulated other comprehensive income (loss)	(4,164)	(3,758)
TOTAL STOCKHOLDERS’ EQUITY	23,761	24,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,448	$221,964
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 38

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2024	2023
INTEREST INCOME:
Interest and fees on loans and leases	$2,051	$2,047
Interest and fees on loans held for sale	14	15
Interest and fees on other loans held for sale	6	5
Investment securities	399	266
Interest-bearing deposits in banks	140	69
Total interest income	2,610	2,402
INTEREST EXPENSE:
Deposits	987	550
Short-term borrowed funds	7	6
Long-term borrowed funds	174	203
Total interest expense	1,168	759
Net interest income	1,442	1,643
Provision (benefit) for credit losses	171	168
Net interest income after provision (benefit) for credit losses	1,271	1,475
NONINTEREST INCOME:
Service charges and fees	96	100
Capital markets fees	118	83
Card fees	86	72
Trust and investment services fees	68	63
Mortgage banking fees	49	57
Foreign exchange and derivative products	36	48
Letter of credit and loan fees	42	40
Securities gains, net	5	5
Other income	17	17
Total noninterest income	517	485
NONINTEREST EXPENSE:
Salaries and employee benefits	691	658
Equipment and software	192	169
Outside services	158	176
Occupancy	114	124
Other operating expense	203	169
Total noninterest expense	1,358	1,296
Income before income tax expense	430	664
Income tax expense	96	153
NET INCOME	$334	$511
Net income available to common stockholders	$304	$488
Weighted-average common shares outstanding:
Basic	461,358,681	485,444,313
Diluted	463,797,964	487,712,146
Per common share information:
Basic earnings	$0.66	$1.00
Diluted earnings	0.65	1.00
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Net income	$334	$511
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($145) and $60, respectively	(405)	173
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $54 and $33, respectively	149	94
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($56) and $109, respectively	(173)	327
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $5 and $7, respectively	14	20
Employee benefit plans:
Actuarial gain (loss), net of income taxes of $1 and $—, respectively	4	—
Reclassification of actuarial (gain) loss to net income, net of income taxes of $1 and $1, respectively	5	3
Total other comprehensive income (loss), net of income taxes	(406)	617
Total comprehensive income (loss)	($72)	$1,128
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2023	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends to common stockholders	—	—	—	—	—	(205)	—	—	(205)
Dividends to preferred stockholders	—	—	—	—	—	(23)	—	—	(23)
Treasury stock purchased	—	—	(10)	—	—	—	(400)	—	(400)
Share repurchase excise tax	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation plans	—	—	2	—	33	—	—	—	33
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	511	—	—	511
Other comprehensive income (loss)	—	—	—	—	—	—	—	617	617
Total comprehensive income (loss)	—	—	—	—	—	511	—	617	1,128
Balance at March 31, 2023	2	$2,014	484	$6	$22,183	$9,416	($5,475)	($3,943)	$24,201
Balance at January 1, 2024	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends to common stockholders	—	—	—	—	—	(197)	—	—	(197)
Dividends to preferred stockholders	—	—	—	—	—	(30)	—	—	(30)
Treasury stock purchased	—	—	(9)	—	—	—	(300)	—	(300)
Share repurchase excise tax	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation plans	—	—	1	—	15	—	—	—	15
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	334	—	—	334
Other comprehensive income (loss)	—	—	—	—	—	—	—	(406)	(406)
Total comprehensive income (loss)	—	—	—	—	—	334	—	(406)	(72)
Balance at March 31, 2024	2	$2,014	458	$6	$22,272	$9,923	($6,290)	($4,164)	$23,761
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2024	2023
OPERATING ACTIVITIES
Net income	$334	$511
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	171	168
Net change in loans held for sale, at fair value	171	(81)
Depreciation, amortization and accretion	102	118
Deferred income tax expense (benefit)	—	(63)
Share-based compensation	34	33
Net gain on sale of assets	(5)	(5)
Net (increase) decrease in other assets	(47)	(372)
Net increase (decrease) in other liabilities	(206)	845
Net change due to operating activities	554	1,154
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(3,057)	(1,223)
Proceeds from maturities and paydowns of debt securities available for sale	593	423
Proceeds from sales of debt securities available for sale	692	1,395
Proceeds from maturities and paydowns of debt securities held to maturity	150	182
Net (increase) decrease in interest-bearing deposits in banks	13	(17)
Purchases of loans	(345)	—
Sales of loans	107	315
Net (increase) decrease in loans and leases	2,873	696
Capital expenditures, net	(10)	(52)
Other	23	(227)
Net change due to investing activities	1,039	1,492
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(914)	(8,530)
Net increase (decrease) in short-term borrowed funds	(496)	1,015
Proceeds from issuance of long-term borrowed funds	5,765	5,710
Repayments of long-term borrowed funds	(5,437)	(2,752)
Treasury stock purchased	(300)	(400)
Dividends paid to common stockholders	(197)	(205)
Dividends paid to preferred stockholders	(31)	(33)
Other	(12)	(24)
Net change due to financing activities	(1,622)	(5,219)
Net change in cash and cash equivalents(1)	(29)	(2,573)
Cash and cash equivalents at beginning of period(1)	11,628	10,547
Cash and cash equivalents at end of period(1)	$11,599	$7,974
Non-cash items:
Transfer of loans from loans held for investment to loans held for sale	$107	$—
(1) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements and Notes have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes included in annual financial statements prepared in accordance with GAAP. The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the interim period results presented. These unaudited interim financial statements and notes should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s 2023 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The unaudited interim Consolidated Financial Statements include the accounts of Citizens and its subsidiaries, including VIEs in which Citizens is a primary beneficiary. Investments in VIEs in which the Company does not have the ability to exercise significant influence are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
During the third quarter of 2023, the Company’s indirect auto and certain purchased consumer loan portfolios were transferred from the Consumer Banking segment into a new Non-Core segment to reflect the manner in which management is currently assessing performance and allocating resources. Prior period results have been revised to conform to the new segment presentation. See Note 16 for additional information.
During the first quarter of 2024, the Company modified the presentation of its loans and leases portfolio to include leases in the commercial and industrial financing receivable class. Prior period results have been revised to conform to the new presentation. See Notes 3 and 4 for additional information relative to the Company’s loans and leases portfolio.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 43

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2024				December 31, 2023
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,944	$8	($182)	$4,770	$4,493	$26	($139)	$4,380
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	27,989	26	(2,150)	25,865	26,289	45	(1,857)	24,477
Other/non-agency	278	—	(21)	257	279	—	(24)	255
Total mortgage-backed securities	28,267	26	(2,171)	26,122	26,568	45	(1,881)	24,732
Collateralized loan obligations	293	1	—	294	667	—	(3)	664
Total debt securities available for sale, at fair value	$33,505	$35	($2,353)	$31,187	$31,729	$71	($2,023)	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,587	$1	($906)	$7,682	$8,696	$9	($818)	$7,887
Total mortgage-backed securities	8,587	1	(906)	7,682	8,696	9	(818)	7,887
Asset-backed securities	467	1	(18)	450	488	—	(25)	463
Total debt securities held to maturity	$9,054	$2	($924)	$8,132	$9,184	$9	($843)	$8,350
Equity securities, at cost(2)	$791	$—	$—	$791	$869	$—	$—	$869
Equity securities, at fair value(2)	178	—	—	178	173	—	—	173
(1) Excludes portfolio level basis adjustments of $(74) million and $60 million, respectively, for securities designated in active fair value hedge relationships at March 31, 2024 and December 31, 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
Accrued interest receivable on debt securities totaled $142 million and $125 million as of March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 44

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2024. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,507	$1,437	$—	$4,944
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,853	2,056	24,080	27,989
Other/non-agency	—	—	—	278	278
Collateralized loan obligations	—	—	59	234	293
Total debt securities available for sale	—	5,360	3,552	24,593	33,505
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,587	8,587
Asset-backed securities	—	467	—	—	467
Total debt securities held to maturity	—	467	—	8,587	9,054
Total amortized cost of debt securities	$—	$5,827	$3,552	$33,180	$42,559

Fair value:
U.S. Treasury and other	$—	$3,334	$1,436	$—	$4,770
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,761	1,945	22,159	25,865
Other/non-agency	—	—	—	257	257
Collateralized loan obligations	—	—	59	235	294
Total debt securities available for sale	—	5,095	3,440	22,652	31,187
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,682	7,682
Asset-backed securities	—	450	—	—	450
Total debt securities held to maturity	—	450	—	7,682	8,132
Total fair value of debt securities	$—	$5,545	$3,440	$30,334	$39,319
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $399 million and $266 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Gains	$5	$9
Losses	—	(4)
Securities gains, net	$5	$5
The following table presents the amortized cost and fair value of debt securities pledged:

	March 31, 2024		December 31, 2023
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$7,402	$6,838	$5,619	$5,305
Pledged as collateral for FHLB borrowing capacity	242	222	242	220
Pledged against repurchase agreements	—	—	—	—
Citizens Financial Group, Inc. | 45

The Company enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting short-term receivables or payables associated with security repurchase agreements as of March 31, 2024 or December 31, 2023.
There were no securitizations of mortgage loans retained in the investment portfolio for the three months ended March 31, 2024 and 2023.
Impairment
The Company evaluated its existing HTM portfolio as of March 31, 2024 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at March 31, 2024.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$758	($7)	$3,211	($175)	$3,969	($182)
State and political subdivisions	—	—	1	—	1	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	5,710	(39)	16,007	(2,111)	21,717	(2,150)
Other/non-agency	—	—	257	(21)	257	(21)
Total mortgage-backed securities	5,710	(39)	16,264	(2,132)	21,974	(2,171)
Collateralized loan obligations	74	—	10	—	84	—
Total	$6,542	($46)	$19,486	($2,307)	$26,028	($2,353)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$49	$—	$3,245	($139)	$3,294	($139)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2,939	(24)	16,398	(1,833)	19,337	(1,857)
Other/non-agency	—	—	255	(24)	255	(24)
Total mortgage-backed securities	2,939	(24)	16,653	(1,857)	19,592	(1,881)
Collateralized loan obligations	56	—	607	(3)	663	(3)
Total	$3,044	($24)	$20,505	($1,999)	$23,549	($2,023)
Citizens does not currently have the intent to sell these debt securities, and it is not more-likely-than-not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of March 31, 2024. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 46

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	March 31, 2024	December 31, 2023
Commercial and industrial	$43,951	$44,974
Commercial real estate	28,872	29,471
Total commercial	72,823	74,445
Residential mortgages	31,512	31,332
Home equity	15,113	15,040
Automobile	7,277	8,258
Education	11,646	11,834
Other retail	4,817	5,050
Total retail	70,365	71,514
Total loans and leases	$143,188	$145,959
Accrued interest receivable on loans and leases held for investment totaled $850 million and $875 million as of March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $36.3 billion and $36.0 billion at March 31, 2024 and December 31, 2023, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, automobile, commercial and industrial, and commercial real estate loans, and totaled $31.1 billion and $31.9 billion at March 31, 2024 and December 31, 2023, respectively.
Interest income on direct financing and sales-type leases for the three months ended March 31, 2024 and 2023 was $11 million and $12 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
The following table presents the composition of LHFS:

	March 31, 2024			December 31, 2023
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$437	$68	$505	$614	$62	$676
Other loans held for sale	—	50	50	—	103	103
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2023, see Note 6 in the Company’s 2023 Form 10-K. There were no significant changes to the ACL reserve methodology during the three months ended March 31, 2024.
Citizens Financial Group, Inc. | 47

The following table presents a summary of changes in the ACL for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,250	$848	$2,098
Charge-offs	(102)	(129)	(231)
Recoveries	17	33	50
Net charge-offs	(85)	(96)	(181)
Provision expense (benefit) for loans and leases	69	100	169
Allowance for loan and lease losses, end of period	1,234	852	2,086
Allowance for unfunded lending commitments, beginning of period	175	45	220
Provision expense (benefit) for unfunded lending commitments	16	(14)	2
Allowance for unfunded lending commitments, end of period	191	31	222
Total allowance for credit losses, end of period	$1,425	$883	$2,308
During the three months ended March 31, 2024, net charge-offs of $181 million and a provision for expected credit losses of $171 million resulted in an decrease of $10 million to the ACL.
As of March 31, 2024, the ACL accounts for an economic forecast over a two-year reasonable and supportable period with peak unemployment of approximately 4.9% and start-to-trough real GDP decline of approximately 0.3%. This forecast reflects a mild recession over the two-year reasonable and supportable period.
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
Citizens utilizes internal risk ratings to monitor credit quality for commercial loans and leases. For more information on these ratings see Note 6 in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 48

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of March 31, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$1,261	$3,535	$5,966	$5,103	$1,280	$2,843	$20,606	$49	$40,643
Special Mention	—	56	219	353	66	106	312	—	1,112
Substandard Accrual	—	22	187	305	188	387	802	11	1,902
Nonaccrual	—	5	67	31	6	112	66	7	294
Total commercial and industrial	1,261	3,618	6,439	5,792	1,540	3,448	21,786	67	43,951
Commercial real estate
Pass	466	1,555	5,966	6,009	2,258	5,626	1,621	3	23,504
Special Mention	—	6	915	502	370	452	129	—	2,374
Substandard Accrual	—	49	284	271	368	1,330	95	—	2,397
Nonaccrual	—	—	78	34	12	470	3	—	597
Total commercial real estate	466	1,610	7,243	6,816	3,008	7,878	1,848	3	28,872
Total commercial
Pass	1,727	5,090	11,932	11,112	3,538	8,469	22,227	52	64,147
Special Mention	—	62	1,134	855	436	558	441	—	3,486
Substandard Accrual	—	71	471	576	556	1,717	897	11	4,299
Nonaccrual	—	5	145	65	18	582	69	7	891
Total commercial	$1,727	$5,228	$13,682	$12,608	$4,548	$11,326	$23,634	$70	$72,823
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2023:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$3,694	$6,512	$5,331	$1,445	$1,147	$2,299	$21,033	$53	$41,514
Special Mention	59	221	355	30	50	113	368	—	1,196
Substandard Accrual	8	189	337	218	125	287	792	11	1,967
Nonaccrual	1	72	54	4	5	102	53	6	297
Total commercial and industrial	3,762	6,994	6,077	1,697	1,327	2,801	22,246	70	44,974
Commercial real estate
Pass	1,906	5,791	6,062	2,555	2,294	3,895	1,975	8	24,486
Special Mention	—	713	539	222	183	260	75	—	1,992
Substandard Accrual	—	277	203	469	528	939	100	—	2,516
Nonaccrual	1	66	2	23	144	238	3	—	477
Total commercial real estate	1,907	6,847	6,806	3,269	3,149	5,332	2,153	8	29,471
Total commercial
Pass	5,600	12,303	11,393	4,000	3,441	6,194	23,008	61	66,000
Special Mention	59	934	894	252	233	373	443	—	3,188
Substandard Accrual	8	466	540	687	653	1,226	892	11	4,483
Nonaccrual	2	138	56	27	149	340	56	6	774
Total commercial	$5,669	$13,841	$12,883	$4,966	$4,476	$8,133	$24,399	$78	$74,445
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
Citizens Financial Group, Inc. | 49

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of March 31, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$152	$1,165	$3,188	$5,210	$3,050	$4,217	$—	$—	$16,982
740-799	299	1,099	1,827	2,421	1,420	2,111	—	—	9,177
680-739	92	317	630	754	462	1,071	—	—	3,326
620-679	5	57	116	168	90	557	—	—	993
<620	—	18	55	118	87	736	—	—	1,014
No FICO available(1)	—	—	—	2	1	17	—	—	20
Total residential mortgages	548	2,656	5,816	8,673	5,110	8,709	—	—	31,512
Home equity
800+	—	—	4	4	1	89	4,938	212	5,248
740-799	—	1	2	2	1	76	4,822	239	5,143
680-739	—	—	1	1	2	92	2,822	192	3,110
620-679	—	—	2	1	2	76	731	144	956
<620	—	—	3	2	1	79	331	240	656
Total home equity	—	1	12	10	7	412	13,644	1,027	15,113
Automobile
800+	—	73	483	936	309	155	—	—	1,956
740-799	—	123	609	919	322	166	—	—	2,139
680-739	—	134	520	627	215	122	—	—	1,618
620-679	—	83	287	309	98	72	—	—	849
<620	—	46	224	274	91	80	—	—	715
Total automobile	—	459	2,123	3,065	1,035	595	—	—	7,277
Education
800+	55	373	673	1,630	1,376	1,699	—	—	5,806
740-799	69	413	658	961	784	968	—	—	3,853
680-739	22	175	267	305	254	405	—	—	1,428
620-679	6	50	64	68	57	130	—	—	375
<620	1	8	20	26	24	68	—	—	147
No FICO available(1)	2	1	—	—	—	34	—	—	37
Total education	155	1,020	1,682	2,990	2,495	3,304	—	—	11,646
Other retail
800+	38	151	56	30	27	24	483	—	809
740-799	55	211	70	35	35	29	924	1	1,360
680-739	46	177	61	30	30	21	925	2	1,292
620-679	24	99	40	18	14	7	397	2	601
<620	3	40	35	15	11	4	247	1	356
No FICO available(1)	4	3	—	—	2	—	390	—	399
Total other retail	170	681	262	128	119	85	3,366	6	4,817
Total retail
800+	245	1,762	4,404	7,810	4,763	6,184	5,421	212	30,801
740-799	423	1,847	3,166	4,338	2,562	3,350	5,746	240	21,672
680-739	160	803	1,479	1,717	963	1,711	3,747	194	10,774
620-679	35	289	509	564	261	842	1,128	146	3,774
<620	4	112	337	435	214	967	578	241	2,888
No FICO available(1)	6	4	—	2	3	51	390	—	456
Total retail	$873	$4,817	$9,895	$14,866	$8,766	$13,105	$17,010	$1,033	$70,365
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 50

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$889	$3,067	$5,172	$3,117	$1,131	$3,125	$—	$—	$16,501
740-799	1,333	1,940	2,560	1,411	592	1,625	—	—	9,461
680-739	367	631	758	466	266	873	—	—	3,361
620-679	54	135	165	90	121	445	—	—	1,010
<620	9	48	104	95	161	561	—	—	978
No FICO available(1)	1	—	2	1	3	14	—	—	21
Total residential mortgages	2,653	5,821	8,761	5,180	2,274	6,643	—	—	31,332
Home equity
800+	—	4	4	1	4	91	5,078	222	5,404
740-799	—	1	2	1	3	82	4,708	241	5,038
680-739	1	1	1	2	5	93	2,693	202	2,998
620-679	—	1	1	2	8	77	718	137	944
<620	—	2	1	1	10	80	332	230	656
Total home equity	1	9	9	7	30	423	13,529	1,032	15,040
Automobile
800+	81	539	1,062	368	162	47	—	—	2,259
740-799	134	671	1,038	375	165	52	—	—	2,435
680-739	147	577	708	252	118	39	—	—	1,841
620-679	94	316	345	112	65	26	—	—	958
<620	44	232	291	100	66	32	—	—	765
Total automobile	500	2,335	3,444	1,207	576	196	—	—	8,258
Education
800+	296	671	1,637	1,418	600	1,185	—	—	5,807
740-799	368	694	1,050	850	369	678	—	—	4,009
680-739	143	289	333	273	134	298	—	—	1,470
620-679	30	65	68	58	32	107	—	—	360
<620	5	18	25	23	15	55	—	—	141
No FICO available(1)	10	—	1	—	—	36	—	—	47
Total education	852	1,737	3,114	2,622	1,150	2,359	—	—	11,834
Other retail
800+	183	70	38	35	16	18	500	—	860
740-799	258	87	46	45	21	19	963	1	1,440
680-739	214	76	39	39	18	11	973	2	1,372
620-679	118	48	23	19	6	4	419	2	639
<620	31	35	18	14	4	2	251	2	357
No FICO available(1)	7	1	—	1	—	—	373	—	382
Total other retail	811	317	164	153	65	54	3,479	7	5,050
Total retail
800+	1,449	4,351	7,913	4,939	1,913	4,466	5,578	222	30,831
740-799	2,093	3,393	4,696	2,682	1,150	2,456	5,671	242	22,383
680-739	872	1,574	1,839	1,032	541	1,314	3,666	204	11,042
620-679	296	565	602	281	232	659	1,137	139	3,911
<620	89	335	439	233	256	730	583	232	2,897
No FICO available(1)	18	1	3	2	3	50	373	—	450
Total retail	$4,817	$10,219	$15,492	$9,169	$4,095	$9,675	$17,008	$1,039	$71,514
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 51

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Three Months Ended March 31, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$5	$1	$4	$—	$1	$3	$—	$14
Commercial real estate	—	—	—	—	59	29	—	—	88
Total commercial	—	5	1	4	59	30	3	—	102
Residential mortgages	—	—	—	—	—	2	—	—	2
Home equity	—	—	—	—	—	1	2	1	4
Automobile	—	2	9	11	3	3	—	—	28
Education	—	—	1	6	7	18	—	—	32
Other retail	4	9	4	3	—	4	39	—	63
Total retail	4	11	14	20	10	28	41	1	129
Total loans and leases	$4	$16	$15	$24	$69	$58	$44	$1	$231

	Three Months Ended March 31, 2023
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$27	$4	$—	$—	$24	$—	$55
Commercial real estate	—	—	—	—	1	3	—	—	4
Total commercial	—	—	27	4	1	3	24	—	59
Residential mortgages	—	—	—	—	—	1	—	—	1
Home equity	—	—	—	—	—	1	1	—	2
Automobile	—	7	11	4	4	4	—	—	30
Education	—	2	3	4	3	11	—	—	23
Other retail	5	15	4	3	3	3	23	—	56
Total retail	5	24	18	11	10	20	24	—	112
Total loans and leases	$5	$24	$45	$15	$11	$23	$48	$—	$171
Citizens Financial Group, Inc. | 52

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$43,530	$76	$28	$23	$294	$43,951	$25
Commercial real estate	27,938	291	7	39	597	28,872	54
Total commercial	71,468	367	35	62	891	72,823	79
Residential mortgages	30,742	271	116	209	174	31,512	136
Home equity	14,720	79	26	—	288	15,113	192
Automobile	7,085	115	30	—	47	7,277	6
Education	11,556	40	19	2	29	11,646	4
Other retail	4,677	43	30	27	40	4,817	1
Total retail	68,780	548	221	238	578	70,365	339
Total	$140,248	$915	$256	$300	$1,469	$143,188	$418
Guaranteed residential mortgages(1)	$714	$116	$59	$202	$—	$1,091	$—

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,591	$62	$18	$6	$297	$44,974	$30
Commercial real estate	28,745	150	59	40	477	29,471	71
Total commercial	73,336	212	77	46	774	74,445	101
Residential mortgages	30,499	282	118	256	177	31,332	144
Home equity	14,640	82	33	—	285	15,040	198
Automobile	8,005	144	48	—	61	8,258	7
Education	11,732	49	23	2	28	11,834	3
Other retail	4,899	49	34	29	39	5,050	—
Total retail	69,775	606	256	287	590	71,514	352
Total	$143,111	$818	$333	$333	$1,364	$145,959	$453
Guaranteed residential mortgages(1)	$675	$128	$76	$243	$—	$1,122	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At March 31, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $542 million and $556 million, respectively, and collateral-dependent commercial loans totaling $339 million and $233 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $328 million and $336 million as of March 31, 2024 and December 31, 2023, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company offers loan modifications to retail and commercial borrowers as a result of its loss mitigation activities that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. Payment delays consist of modifications that result in a delay of contractual amounts due greater than three months over a rolling 12-month period.
Citizens Financial Group, Inc. | 53

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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended March 31, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$85	$65	$—	$1	$32	$183	0.42%
Commercial real estate	—	443	24	—	40	1	508	1.76
Total commercial	—	528	89	—	41	33	691	0.95
Residential mortgages	1	37	5	—	3	—	46	0.15
Home equity	1	1	—	—	4	—	6	0.04
Automobile	—	—	—	—	—	—	—	—
Education	3	—	18	—	—	—	21	0.18
Other retail	5	—	—	—	—	—	5	0.10
Total retail	10	38	23	—	7	—	78	0.11
Total(2)	$10	$566	$112	$—	$48	$33	$769	0.54%

	Three Months Ended March 31, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$44	$32	$—	$—	$21	$97	0.19%
Commercial real estate	—	55	—	—	—	—	55	0.19
Total commercial	—	99	32	—	—	21	152	0.19
Residential mortgages	2	19	—	—	3	—	24	0.08
Home equity	—	1	—	—	2	—	3	0.02
Automobile	—	—	—	—	—	—	—	—
Education	1	—	1	—	—	—	2	0.02
Other retail	3	—	—	—	—	—	3	0.06
Total retail	6	20	1	—	5	—	32	0.04
Total(2)	$6	$119	$33	$—	$5	$21	$184	0.12%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
(2) Excludes borrowers that had their debt discharged by means of a Chapter 7 bankruptcy filing.
Citizens Financial Group, Inc. | 54

The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and 2023, disaggregated by class of financing receivable.

	Three Months Ended March 31, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	4.49%	9	$1	$—
Commercial real estate	0.53	16	1	—
Residential mortgages	2.01	88	—	—
Home equity	3.16	88	—	—
Automobile	—	—	—	—
Education	4.31	—	—	—
Other retail	19.80	—	—	2

	Three Months Ended March 31, 2023
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	4.05%	9	$1	$—
Commercial real estate	—	14	—	—
Residential mortgages	1.47	44	—	—
Home equity	2.02	139	—	—
Automobile	2.76	23	—	—
Education	5.77	—	—	—
Other retail	17.79	22	—	1
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ending March 31, 2024 and the three month period ending March 31, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	March 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$223	$1	$5	$—	$144	$373
Commercial real estate	667	38	5	33	136	879
Total commercial	890	39	10	33	280	1,252
Residential mortgages	71	17	—	22	15	125
Home equity	5	—	—	—	10	15
Automobile	—	—	—	—	—	—
Education	51	1	—	—	6	58
Other retail	10	1	1	—	1	13
Total retail	137	19	1	22	32	211
Total	$1,027	$58	$11	$55	$312	$1,463

Citizens Financial Group, Inc. | 55

	March 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$76	$—	$—	$—	$21	$97
Commercial real estate	55	—	—	—	—	55
Total commercial	131	—	—	—	21	152
Residential mortgages	16	4	—	2	2	24
Home equity	1	—	—	—	2	3
Automobile	—	—	—	—	—	—
Education	2	—	—	—	—	2
Other retail	3	—	—	—	—	3
Total retail	22	4	—	2	4	32
Total	$153	$4	$—	$2	$25	$184
The following table presents the period-end amortized cost of loans to borrowers experiencing financial difficulty that defaulted during the period presented and were modified within the previous 12 months preceding the default, disaggregated by class of financing receivable and modification type. The period-end amortized cost of loans modified during the three months ended March 31, 2023 that subsequently defaulted is immaterial and not presented as a result. The modification type reflects the cumulative effect of all FDMs at the time of default. A loan is considered to be in default if, subsequent to modification, it becomes 90 or more days past due or is placed on nonaccrual status.

	Three Months Ended March 31, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Total
Commercial and industrial	$—	$34	$34
Commercial real estate	—	38	38
Total commercial	—	72	72
Residential mortgages	—	6	6
Home equity	—	—	—
Automobile	—	—	—
Education	2	—	2
Other retail	—	—	—
Total retail	2	6	8
Total	$2	$78	$80
Unfunded commitments related to loans modified during the three months ended March 31, 2024 were $32 million at March 31, 2024. Unfunded commitments related to loans modified during the year ended December 31, 2023 were $221 million at December 31, 2023.
Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of March 31, 2024 and December 31, 2023, there were no material concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant, the facts surrounding the transaction and the strength of the Company’s enterprise value.
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
Citizens Financial Group, Inc. | 56

The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Cash proceeds from residential mortgage loans sold with servicing retained	$1,488	$1,575
Gain on sales(1)	15	19
Contractually specified servicing, late and other ancillary fees(1)	79	77
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $97.0 billion and $97.4 billion at March 31, 2024 and December 31, 2023, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(dollars in millions)	2024	2023
Fair value as of beginning of the period	$1,552	$1,530
Amounts capitalized	18	21
Changes in unpaid principal balance during the period(1)	(46)	(41)
Changes in fair value during the period(2)	40	(14)
Fair value at end of the period	$1,564	$1,496
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

(dollars in millions)	March 31, 2024	December 31, 2023
Fair value	$1,564	$1,552
Weighted average life (years)	8.9	8.8
Weighted average constant prepayment rate	7.0%	7.2%
Decline in fair value from 10% adverse change	$41	$37
Decline in fair value from 20% adverse change	$75	$71
Weighted average option adjusted spread	632 bps	630 bps
Decline in fair value from 10% adverse change	$44	$43
Decline in fair value from 20% adverse change	$87	$87
The Company’s mortgage banking derivatives include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 8 for additional information.
Citizens Financial Group, Inc. | 57

Other Serviced Loans
Citizens engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	March 31, 2024	December 31, 2023
Education	$479	$502
Commercial and industrial(1)	98	94
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
For more details regarding the Company’s involvement with VIEs see Note 11 in the Company’s 2023 Form 10-K.
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$—	$13
Interest-bearing deposits in banks	169	106
Net loans and leases	4,039	3,194
Other assets	17	14
Total assets	$4,225	$3,327
Liabilities:
Long-term borrowed funds	$3,530	$2,692
Other liabilities	9	8
Total liabilities	$3,539	$2,700
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
Citizens Financial Group, Inc. | 58

Unconsolidated VIEs
Citizens is involved with various VIEs that are not consolidated including lending to special purpose entities, investments in asset-backed securities and investments in entities that sponsor affordable housing, renewable energy and economic development projects. Citizens’ maximum exposure to loss resulting from its involvement with these entities is limited to the balance sheet carrying amount of its investments, unfunded commitments, and the outstanding principal balance of loans to special purpose entities.
A summary of these investments is presented below:

(dollars in millions)	March 31, 2024	December 31, 2023
Lending to special purpose entities included in loans and leases	$4,737	$4,760
LIHTC investments included in other assets	2,472	2,444
LIHTC unfunded commitments included in other liabilities	1,046	1,025
Asset-backed investments included in HTM securities	467	488
Renewable energy investments included in other assets	298	314
NMTC investments included in other assets	3	3
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of March 31, 2024 and December 31, 2023, the lending facilities had undrawn commitments to extend credit of $2.7 billion. For more information on commitments to extend credit see Note 11.
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
Contingent commitments related to the Company’s renewable energy investments were $63 million at March 31, 2024, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
New Markets Tax Credit Program
The Company participates in the NMTC program which provides a tax incentive for private sector investment into economic development projects and businesses located in low-income communities.
Citizens Financial Group, Inc. | 59

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Tax credits recognized	$97	$87
Other tax benefits recognized	23	18
Amortization	(99)	(81)
Net benefit (expense) included in income tax expense	21	24
Other income	1	1
Allocated income (loss) on investments	(3)	(3)
Net benefit (expense) included in noninterest income	(2)	(2)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$19	$22
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2024 and 2023, this includes LIHTC, renewable energy and NMTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three months ended March 31, 2024 and 2023.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $9 million and $505 million as of March 31, 2024 and December 31, 2023, respectively.
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	March 31, 2024	December 31, 2023
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$90	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,244	—
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	747	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
2.638% fixed-rate subordinated debt, due September 2032	565	563
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	749	749
4.119% fixed/floating-rate senior unsecured notes, due May 2025	650	649
6.064% fixed/floating-rate senior unsecured notes, due October 2025	599	599
5.284% fixed/floating-rate senior unsecured notes, due January 2026	350	349
3.750% senior unsecured notes, due February 2026	480	483
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 5.499% weighted average rate, due through 2043(1)	2,036	3,786
Secured borrowings, 5.479% weighted average rate, due through 2030(1)(2)	3,530	2,692
Other	21	18
Total long-term borrowed funds	$13,804	$13,467
(1) Rate disclosed reflects the weighted average rate as of March 31, 2024.
(2) Collateralized by auto loans. See Note 6 for additional information.
Citizens Financial Group, Inc. | 60

At March 31, 2024, the Company’s long-term borrowed funds include principal balances of $13.9 billion, unamortized debt issuance costs and discounts of $75 million, and hedging basis adjustments of ($19) million. At December 31, 2023, the Company’s long-term borrowed funds include principal balances of $13.6 billion, unamortized debt issuance costs and discounts of $74 million, and hedging basis adjustments of ($17) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $6.0 billion and $9.2 billion at March 31, 2024 and December 31, 2023, respectively. The Company’s available FHLB borrowing capacity was $18.7 billion and $15.9 billion at March 31, 2024 and December 31, 2023, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2024, the Company’s unused secured borrowing capacity was approximately $70.6 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
The following table presents a summary of maturities for the Company’s long-term borrowed funds at March 31, 2024:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2024	$107	$—	$107
2025	469	4,193	4,662
2026	499	2,472	2,971
2027	—	9	9
2028	—	2,218	2,218
2029 and thereafter	3,516	321	3,837
Total	$4,591	$9,213	$13,804
NOTE 8 - DERIVATIVES
In the normal course of business, Citizens enters into derivative transactions to meet the financing and hedging needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 61

The following table presents derivative instruments included in the Consolidated Balance Sheets:

	March 31, 2024			December 31, 2023
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$82,579	$259	$43	$86,895	$173	$44
Derivatives not designated as hedging instruments:
Interest rate contracts	193,442	222	1,273	185,993	291	1,105
Foreign exchange contracts	30,398	389	290	32,528	434	378
Commodities contracts	1,062	711	665	1,251	685	640
TBA contracts	2,501	2	5	2,337	3	16
Other contracts	729	8	—	549	7	—
Total derivatives not designated as hedging instruments	228,132	1,332	2,233	222,658	1,420	2,139
Total gross derivatives	310,711	1,591	2,276	309,553	1,593	2,183
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(480)	(480)		(471)	(471)
Less: Cash collateral applied(1)		(642)	(91)		(682)	(150)
Total net derivatives presented in the Consolidated Balance Sheets		$469	$1,705		$440	$1,562
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
Citizens Financial Group, Inc. | 62

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended March 31, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	($135)	$3
Derivatives	139	(3)
Amounts related to interest settlements on derivatives	25	(4)
Total income (expense) recognized on fair value hedges	$29	($4)
Three Months Ended March 31, 2023
Gains (losses) on fair value hedges recognized on:
Hedged items	$—	($8)
Derivatives	—	8
Amounts related to interest settlements on derivatives	—	(5)
Total income (expense) recognized on fair value hedges	$—	($5)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	March 31, 2024		December 31, 2023
	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$9,125	$—	$7,253	$—
Carrying amount of hedged liabilities	—	480	—	483
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(74)	(19)	60	(17)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.8 billion and $5.9 billion, respectively, including associated cumulative basis adjustments of $(58) million and $39 million, respectively. The amount of the designated hedging instruments was $4.8 billion and $4.0 billion at March 31, 2024 and December 31, 2023, respectively.
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI into earnings in the period during which the hedged item affects earnings.
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
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Amount of pre-tax net gains (losses) recognized in OCI	($550)	$233
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(203)	(127)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	—
Citizens Financial Group, Inc. | 63

Using the interest rate curve at March 31, 2024 with respect to cash flow hedge strategies, the Company estimates that approximately $938 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $456 million related to terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2024.
Derivatives Not Designated As Hedging Instruments
The Company offers derivatives to customers in connection with their risk management needs consisting primarily of interest rate, foreign exchange and commodity contracts. Market risk exposure from customer transactions is primarily managed by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are reported in foreign exchange and derivatives products in the Consolidated Statements of Operations.
Residential mortgage loans that will be sold in the secondary market and the related loan commitments, which are considered derivatives, are accounted for at fair value. Forward contracts to sell mortgage-backed securities are utilized to hedge the fair value of the loans and related commitments. Gains and losses on the loans and related commitments, and the derivatives used to economically hedge them, are reported in mortgage banking fees in the Consolidated Statements of Operations.
Residential MSRs are accounted for at fair value. Derivatives utilized to hedge the fair value of residential MSRs include interest rate futures, swaps, options, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential MSRs and the related derivatives are reported in mortgage banking fees in the Consolidated Statements of Operations.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2024	2023
Economic hedge type:
Customer interest rate contracts	($494)	$34	Foreign exchange and derivative products
Derivatives hedging interest rate risk	503	(19)	Foreign exchange and derivative products
Customer foreign exchange contracts	(110)	(4)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	145	(2)	Foreign exchange and derivative products
Customer commodity contracts	35	(475)	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(32)	486	Foreign exchange and derivative products
Residential loan commitments	(2)	2	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	3	(11)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(38)	16	Mortgage banking fees
Total	$10	$27
Citizens Financial Group, Inc. | 64

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2023	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	173	327	—	500
Amounts reclassified to the Consolidated Statements of Operations	94	20	3	117
Net other comprehensive income (loss)	267	347	3	617
Balance at March 31, 2023	($1,149)	($2,424)	($370)	($3,943)
Balance at January 1, 2024	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(405)	(173)	4	(574)
Amounts reclassified to the Consolidated Statements of Operations	149	14	5	168
Net other comprehensive income (loss)	(256)	(159)	9	(406)
Balance at March 31, 2024	($1,343)	($2,497)	($324)	($4,164)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2024			December 31, 2023
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series D	1,000	(1)	300,000	(2)	293	300,000	293
Series E	1,000	(1)	450,000	(3)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Total			2,050,000		$2,014	2,050,000	$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 65

Dividends
The following table summarizes the Company’s dividend activity for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$197	$197	$0.42	$205	$205
Preferred stock
Series B	$21.72	$7	$7	$—	$—	$9
Series C	15.94	5	5	15.94	5	5
Series D	15.88	5	5	15.88	5	5
Series E	12.50	5	5	12.50	5	5
Series F	14.13	5	6	14.13	5	6
Series G	10.00	3	3	10.00	3	3
Total preferred stock		$30	$31		$23	$33
Treasury Stock
During the three months ended March 31, 2024 and 2023, the Company repurchased $300 million, or 9,244,939 shares, and repurchased $400 million, or 10,089,291 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2023 Form 10-K.

(dollars in millions)	March 31, 2024	December 31, 2023
Commitments to extend credit	$94,436	$94,201
Letters of credit	2,055	1,977
Loans sold with recourse	99	96
Marketing rights	17	18
Risk participation agreements	1	3
Total	$96,608	$96,295
Commitments to Extend Credit
Commitments to extend credit are agreements to lend to customers in accordance with conditions contractually agreed upon in advance. These commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements.
Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Letters of credit are generally collateralized by cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amount of allowances for unfunded commitments. Standby letters of credit and commercial letters of credit are issued for terms of up to two years and one year, respectively.
Citizens Financial Group, Inc. | 66

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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At March 31, 2024, the remaining terms on these RPAs ranged from less than one year to ten years.
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
Citizens Financial Group, Inc. | 67

Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2024			December 31, 2023
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$437	$427	$10	$614	$593	$21
Commercial and industrial, and commercial real estate loans held for sale, at fair value	68	74	(6)	62	69	(7)
For more information on the election of the fair value option for these assets see Note 20 in the Company’s 2023 Form 10-K.
Recurring Fair Value Measurements
Citizens utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure fair value on a recurring basis, see Note 20 in the Company’s 2023 Form 10-K.
Short-term investments
Short-term investments include corporate bonds and U.S. Treasury securities managed by the Company’s trading desks. U.S. Treasury securities are classified as Level 1 in the fair value hierarchy as quoted prices in active markets are readily available. The fair value of corporate bonds is estimated using a combination of direct market quotes for a particular bond, or a comparable bond if recent market data is not available, and a discounted cash flow model that incorporates certain credit attributes of the bond issuer. External pricing services are utilized to corroborate the fair value of corporate bonds, which may result in an adjustment to the underlying bond’s valuation if price differences exceed certain thresholds. Corporate bonds are classified as Level 2 in the fair value hierarchy given the observable market inputs utilized to value these instruments. Short-term investments are included in interest-bearing deposits in banks in the Consolidated Balance Sheets.
Short-term borrowed funds
Short-term borrowed funds include short positions in corporate bonds held by the Company’s trading desks and are classified as Level 2 in the fair value hierarchy. See “Short-term investments” above for more information regarding the valuation technique utilized to value corporate bonds.
Citizens Financial Group, Inc. | 68

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at March 31, 2024:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$26,122	$—	$26,122	$—
Collateralized loan obligations	294	—	294	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,770	4,770	—	—
Total debt securities available for sale	31,187	4,770	26,417	—
Loans held for sale, at fair value:
Residential loans held for sale	437	—	437	—
Commercial loans held for sale	68	—	68	—
Total loans held for sale, at fair value	505	—	505	—
Mortgage servicing rights	1,564	—	—	1,564
Derivative assets:
Interest rate contracts	481	—	481	—
Foreign exchange contracts	389	—	389	—
Commodities contracts	711	—	711	—
TBA contracts	2	—	2	—
Other contracts	8	—	—	8
Total derivative assets	1,591	—	1,583	8
Equity securities, at fair value(1)	118	118	—	—
Short-term investments	21	10	11	—
Total assets	$34,986	$4,898	$28,516	$1,572
Derivative liabilities:
Interest rate contracts	$1,316	$—	$1,316	$—
Foreign exchange contracts	290	—	290	—
Commodities contracts	665	—	665	—
TBA contracts	5	—	5	—
Other contracts	—	—	—	—
Total derivative liabilities	2,276	—	2,276	—
Short-term borrowed funds	9	—	9	—
Total liabilities	$2,285	$—	$2,285	$—
(1) Excludes investments of $60 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $25 million at March 31, 2024, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 69

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
Citizens Financial Group, Inc. | 70

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2024
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,552	$7
Issuances	18	13
Settlements(1)	(46)	(10)
Changes in fair value during the period recognized in earnings(2)	40	(2)
Ending balance	$1,564	$8

	Three Months Ended March 31, 2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,530	$1
Issuances	21	15
Settlements(1)	(41)	(5)
Changes in fair value during the period recognized in earnings(2)	(14)	2
Ending balance	$1,496	$13
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
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities.

			As of March 31, 2024	As of December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.76-17.58% CPR (6.96% CPR)	6.70-14.55% CPR (7.23% CPR)
		Option adjusted spread	398-1,058 bps (632 bps)	398-1,058 bps (630 bps)
Other derivative contracts	Internal Model	Pull through rate	24.12-100.00% (76.07%)	24.90-99.70% (80.34%)
		MSR value	7.20-153.60 bps (100.58 bps)	(8.90)-141.24 bps (88.04 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure fair value on a nonrecurring basis, see Note 20 in the Company’s 2023 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Collateral-dependent loans	($56)	($4)

The following table presents assets measured at fair value on a nonrecurring basis:

	March 31, 2024				December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$881	$—	$881	$—	$789	$—	$789	$—
Citizens Financial Group, Inc. | 71

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,054	$8,132	$—	$—	$8,587	$7,682	$467	$450
Other loans held for sale	50	50	—	—	—	—	50	50
Net loans and leases	141,102	137,760	—	—	881	881	140,221	136,879
Other assets	791	791	—	—	768	768	23	23
Financial liabilities:
Deposits	176,428	176,162	—	—	176,428	176,162	—	—
Short-term borrowed funds	9	9	—	—	9	9	—	—
Long-term borrowed funds	13,804	13,421	—	—	13,804	13,421	—	—

	December 31, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,184	$8,350	$—	$—	$8,696	$7,887	$488	$463
Other loans held for sale	103	103	—	—	—	—	103	103
Net loans and leases	143,861	140,504	—	—	789	789	143,072	139,715
Other assets	869	869	—	—	851	851	18	18
Financial liabilities:
Deposits	177,342	177,096	—	—	177,342	177,096	—	—
Short-term borrowed funds	505	505	—	—	505	505	—	—
Long-term borrowed funds	13,467	13,012	—	—	13,467	13,012	—	—
Citizens Financial Group, Inc. | 72

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended March 31, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$63	$33	$—	$—	$96
Card fees	66	15	—	3	84
Capital markets fees	—	116	—	—	116
Trust and investment services fees	68	—	—	—	68
Other banking fees	1	2	—	—	3
Total revenue from contracts with customers	$198	$166	$—	$3	$367
Total revenue from other sources(1)	60	61	—	29	150
Total noninterest income	$258	$227	$—	$32	$517

	Three Months Ended March 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$67	$32	$—	$—	$99
Card fees	59	12	—	—	71
Capital markets fees	—	71	—	—	71
Trust and investment services fees	63	—	—	—	63
Other banking fees	1	4	—	—	5
Total revenue from contracts with customers	$190	$119	$—	$—	$309
Total revenue from other sources(1)	66	82	—	28	176
Total noninterest income	$256	$201	$—	$28	$485
(1) Includes bank-owned life insurance income of $24 million and $23 million for the three months ended March 31, 2024 and 2023, respectively.
The Company recognized trailing commissions of $4 million for the three months ended March 31, 2024 and 2023, related to ongoing commissions from previous investment sales.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Marketing	$35	$38
Deposit insurance	76	36
Other	92	95
Other operating expense	$203	$169
Citizens Financial Group, Inc. | 73

NOTE 15 - EARNINGS PER SHARE

	Three Months Ended March 31,
(dollars in millions, except per share data)	2024	2023
Numerator (basic and diluted):
Net income	$334	$511
Less: Preferred stock dividends	30	23
Net income available to common stockholders	$304	$488
Denominator:
Weighted-average common shares outstanding - basic	461,358,681	485,444,313
Dilutive common shares: share-based awards	2,439,283	2,267,833
Weighted-average common shares outstanding - diluted	463,797,964	487,712,146
Earnings per common share:
Basic	$0.66	$1.00
Diluted(1)	0.65	1.00
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,305,850 and 1,278,383 for the three months ended March 31, 2024 and 2023, respectively.
NOTE 16 - BUSINESS OPERATING SEGMENTS
Citizens is managed by its Chief Executive Officer on a segment basis. The Company’s three business operating segments are Consumer Banking, Commercial Banking, and Non-Core. The business operating segments are determined based on the products and services provided, or the type of customer served. Each business operating segment has a segment head that reports directly to the Chief Executive Officer, who has final authority over resource allocation decisions and performance assessment. The business operating segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or organizational structure changes occur.
See Note 1 for a description of segment changes made during the third quarter of 2023. For more information on the Company’s business operating segments, as well as Other non-segment operations, see Note 26 in the Company’s 2023 Form 10-K.

	Three Months Ended March 31, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,093	$514	($37)	($128)	$1,442
Noninterest income	258	227	—	32	517
Total revenue	1,351	741	(37)	(96)	1,959
Noninterest expense	903	317	25	113	1,358
Profit (loss) before provision (benefit) for credit losses	448	424	(62)	(209)	601
Provision (benefit) for credit losses	81	81	19	(10)	171
Income (loss) before income tax expense (benefit)	367	343	(81)	(199)	430
Income tax expense (benefit)	95	84	(21)	(62)	96
Net income (loss)	$272	$259	($60)	($137)	$334
Total average assets	$73,833	$70,100	$10,554	$66,283	$220,770
Citizens Financial Group, Inc. | 74

	Three Months Ended March 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,011	$597	($15)	$50	$1,643
Noninterest income	256	201	—	28	485
Total revenue	1,267	798	(15)	78	2,128
Noninterest expense	857	331	32	76	1,296
Profit (loss) before provision (benefit) for credit losses	410	467	(47)	2	832
Provision (benefit) for credit losses	63	47	21	37	168
Income (loss) before income tax expense (benefit)	347	420	(68)	(35)	664
Income tax expense (benefit)	90	101	(18)	(20)	153
Net income (loss)	$257	$319	($50)	($15)	$511
Total average assets	$71,872	$78,891	$15,686	$56,262	$222,711
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under Item 1A “Risk Factors” in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 75

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended March 31, 2024 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
January 1, 2024 - January 31, 2024	1,167,972	$33.30	1,167,972	$1,055,111,234
February 1, 2024 - February 29, 2024	6,827,356	$32.34	6,827,224	$834,285,967
March 1, 2024 - March 31, 2024	1,249,611	$32.27	1,248,350	$794,000,087
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Amended and Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective April 28, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 29, 2022)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

10.1 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, Amended and Effective as of April 25, 2024†*

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan, Amended and Restated Effective as of April 25, 2024†*

10.3 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan, Amended and Restated Effective as of April 25, 2024†*

10.4 Amended and Restated Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan, Amended and Restated Effective as of July 1, 2024†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Citizens Financial Group, Inc. | 76

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 77

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2024.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 78