Form 10-Q
period 2024-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2024-08-06
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
June 30, 2024
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
(203) 900-6715
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	CFG	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 5.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E	CFG PrE	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 7.375% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series H	CFG PrH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 448,300,466 shares of the registrant’s common stock ($0.01 par value) outstanding on July 26, 2024.

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
•Our ability to execute on our strategic business initiatives and achieve our financial performance goals across our Consumer and Commercial businesses, including our Private Bank;
•The effects of geopolitical instability, including the wars in Ukraine and the Middle East, on economic and market conditions, inflationary pressures and the interest rate environment, commodity price and foreign exchange rate volatility, and heightened cybersecurity risks;
•Our ability to comply with heightened supervisory requirements and expectations as well as new or amended regulations;
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
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $219.9 billion in assets as of June 30, 2024. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,300 ATMs and more than 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities. More information is available at www.citizensbank.com.
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
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $86 million and $263 million for the three and six months ended June 30, 2024, respectively, with earnings per diluted common share down $0.14 to $0.78 and down $0.48 to $1.44 compared to the same periods in 2023.
Results reflect notable items of $16 million or $0.04 per diluted common share, net of tax benefit, for the three months ended June 30, 2024, compared to $53 million or $0.12 per diluted common share, net of tax benefit, for the same period in 2023. For the six months ended June 30, 2024, notable items were $77 million or $0.16 per diluted common share, net of tax benefit, as compared to $102 million or $0.22 per diluted common share, net of tax benefit, for the same period in 2023.

Table 1: Notable Items
	Three Months Ended June 30, 2024
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Underlying results (non-GAAP)
Noninterest income	$553	$—	$4	$—	$549
Noninterest expense	1,301	3	28	5	1,265
Income tax expense	88	(1)	(14)	(1)	104

	Three Months Ended June 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Underlying results (non-GAAP)
Noninterest income	$506	$—	$—	$—	$506
Noninterest expense	1,306	39	34	—	1,233
Income tax expense	134	(11)	(9)	—	154

	Six Months Ended June 30, 2024
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Underlying results (non-GAAP)
Noninterest income	$1,070	$—	$7	$—	$1,063
Noninterest expense	2,659	6	75	40	2,538
Income tax expense	184	(2)	(25)	(10)	221

	Six Months Ended June 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Underlying results (non-GAAP)
Noninterest income	$991	$—	$—	$—	$991
Noninterest expense	2,602	91	48	—	2,463
Income tax expense	287	(24)	(13)	—	324
(1) Includes integration related costs associated with acquisitions.
(2) Includes our TOP transformational and revenue and efficiency initiatives for the three and six months ended June 30, 2024 and 2023, and net fee-related components associated with a credit card processor arrangement and a one-time deferred tax benefit for the three and six months ended June 30, 2024.
(3) Represents an industry-wide FDIC special assessment. For more information, see “Regulation and Supervision - Deposit Insurance” in our 2023 Form 10-K.
Citizens Financial Group, Inc. | 8

•Net income available to common stockholders decreased $87 million and $271 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.
◦On an Underlying basis, which excludes notable items, net income available to common stockholders of $373 million and $738 million for the three and six months ended June 30, 2024, respectively, compared with $497 million and $1.0 billion for the same periods in 2023.
◦On an Underlying basis, earnings per diluted common share of $0.82 and $1.60 for the three and six months ended June 30, 2024, respectively, compared to $1.04 and $2.14 for the same periods in 2023.
•Total revenue decreased $131 million and $300 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by decreases of 11% and 12%, respectively, in net interest income.
•The efficiency ratio of 66.3% and 67.8% for the three and six months ended June 30, 2024, respectively, compared to 62.3% and 61.6% for the same periods in 2023.
◦On an Underlying basis, the efficiency ratio of 64.6% and 64.8% for the three and six months ended June 30, 2024, respectively, compared to 58.9% and 58.3% for the same periods in 2023.
•ROTCE of 10.6% and 9.7% for the three and six months ended June 30, 2024, respectively, compared to 12.4% and 13.4% for the same periods in 2023.
◦On an Underlying basis, ROTCE of 11.1% and 10.9% for the three and six months ended June 30, 2024, respectively, compared to 13.9% and 14.8% for the same periods in 2023.
•Tangible book value per common share of $30.61 decreased 1% from December 31, 2023.
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

Table 2: Major Components of Net Interest Income
	Three Months Ended June 30,
	2024			2023			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$9,650	$130	5.35%	$7,768	$100	5.10%	$1,882	25 bps
Taxable investment securities	44,691	417	3.73	38,000	267	2.81	6,691	92
Non-taxable investment securities	1	—	2.60	2	—	2.68	(1)	(8)
Total investment securities	44,692	417	3.73	38,002	267	2.81	6,690	92
Commercial and industrial	44,381	604	5.38	51,122	777	6.02	(6,741)	(64)
Commercial real estate	28,574	456	6.32	29,115	445	6.05	(541)	27
Total commercial	72,955	1,060	5.75	80,237	1,222	6.03	(7,282)	(28)
Residential mortgages	31,633	290	3.67	30,566	259	3.38	1,067	29
Home equity	15,343	305	7.99	14,340	264	7.38	1,003	61
Automobile	6,807	72	4.28	10,997	113	4.14	(4,190)	14
Education	11,447	154	5.40	12,430	155	5.00	(983)	40
Other retail	4,882	130	10.71	5,155	119	9.30	(273)	141
Total retail	70,112	951	5.45	73,488	910	4.96	(3,376)	49
Total loans and leases	143,067	2,011	5.60	153,725	2,132	5.52	(10,658)	8
Loans held for sale, at fair value	896	13	6.19	1,381	20	5.74	(485)	45
Other loans held for sale	160	4	9.34	622	12	7.90	(462)	144
Interest-earning assets	198,465	2,575	5.17	201,498	2,531	5.00	(3,033)	17
Noninterest-earning assets	20,757			20,875			(118)
Total assets	$219,222			$222,373			($3,151)
Liabilities and Stockholders’ Equity
Checking with interest	$33,659	$128	1.54%	$34,586	$110	1.28%	($927)	26
Money market	51,570	431	3.36	49,665	348	2.81	1,905	55
Savings	27,560	120	1.75	29,640	108	1.46	(2,080)	29
Term	24,676	286	4.66	17,180	157	3.68	7,496	98
Total interest-bearing deposits	137,465	965	2.82	131,071	723	2.21	6,394	61
Short-term borrowed funds	325	4	5.62	1,446	22	5.82	(1,121)	(20)
Long-term borrowed funds	15,092	196	5.18	16,795	198	4.70	(1,703)	48
Total borrowed funds	15,417	200	5.18	18,241	220	4.80	(2,824)	38
Total interest-bearing liabilities	152,882	1,165	3.06	149,312	943	2.53	3,570	53
Demand deposits	36,205			42,178			(5,973)
Other noninterest-bearing liabilities	6,652			6,580			72
Total liabilities	195,739			198,070			(2,331)
Stockholders’ equity	23,483			24,303			(820)
Total liabilities and stockholders’ equity	$219,222			$222,373			($3,151)
Interest rate spread			2.11%			2.47%		(36)
Net interest income and net interest margin		$1,410	2.86%		$1,588	3.16%		(30)
Net interest income and net interest margin, FTE(1)		$1,415	2.87%		$1,593	3.17%		(30)
Memo: Total deposits (interest-bearing and demand)	$173,670	$965	2.24%	$173,249	$723	1.68%	$421	56	bps
Citizens Financial Group, Inc. | 10

	Six Months Ended June 30,
	2024			2023			Change
(dollars in millions)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$9,959	$270	5.37%	$6,839	$169	4.91%	$3,120	46 bps
Taxable investment securities	44,297	816	3.68	38,474	533	2.77	5,823	91
Non-taxable investment securities	1	—	2.60	2	—	2.68	(1)	(8)
Total investment securities	44,298	816	3.68	38,476	533	2.77	5,822	91
Commercial and industrial	44,479	1,239	5.51	52,269	1,524	5.81	(7,790)	(30)
Commercial real estate	28,920	924	6.32	29,004	861	5.90	(84)	42
Total commercial	73,399	2,163	5.83	81,273	2,385	5.84	(7,874)	(1)
Residential mortgages	31,508	573	3.64	30,322	509	3.35	1,186	29
Home equity	15,212	603	7.97	14,207	504	7.16	1,005	81
Automobile	7,282	154	4.26	11,465	232	4.09	(4,183)	17
Education	11,632	310	5.35	12,612	309	4.94	(980)	41
Other retail	4,912	259	10.62	5,222	240	9.27	(310)	135
Total retail	70,546	1,899	5.40	73,828	1,794	4.89	(3,282)	51
Total loans and leases	143,945	4,062	5.62	155,101	4,179	5.39	(11,156)	23
Loans held for sale, at fair value	873	27	6.28	1,196	35	5.79	(323)	49
Other loans held for sale	191	10	10.14	410	17	8.40	(219)	174
Interest-earning assets	199,266	5,185	5.18	202,022	4,933	4.88	(2,756)	30
Noninterest-earning assets	20,730			20,519			211
Total assets	$219,996			$222,541			($2,545)
Liabilities and Stockholders’ Equity:
Checking with interest	$32,980	$237	1.45%	$35,276	$207	1.18%	($2,296)	27
Money market	52,248	876	3.37	49,803	635	2.57	2,445	80
Savings	27,653	241	1.75	29,551	187	1.28	(1,898)	47
Term	25,562	598	4.70	15,021	244	3.27	10,541	143
Total interest-bearing deposits	138,443	1,952	2.84	129,651	1,273	1.98	8,792	86
Short-term borrowed funds	411	11	5.57	997	28	5.59	(586)	(2)
Long-term borrowed funds	14,378	370	5.13	17,284	401	4.63	(2,906)	50
Total borrowed funds	14,789	381	5.14	18,281	429	4.68	(3,492)	46
Total interest-bearing liabilities	153,232	2,333	3.06	147,932	1,702	2.31	5,300	75
Demand deposits	36,444			44,145			(7,701)
Other noninterest-bearing liabilities	6,722			6,453			269
Total liabilities	196,398			198,530			(2,132)
Stockholders’ equity	23,598			24,011			(413)
Total liabilities and stockholders’ equity	$219,996			$222,541			($2,545)
Interest rate spread			2.12%			2.57%		(45)
Net interest income and net interest margin		$2,852	2.88%		$3,231	3.23%		(35)
Net interest income and net interest margin, FTE(1)		$2,861	2.89%		$3,240	3.23%		(34)
Memo: Total deposits (interest-bearing and demand)	$174,887	$1,952	2.24%	$173,796	$1,273	1.48%	$1,091	76	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income decreased $178 million, or 11%, and decreased $379 million, or 12%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting lower net interest margin and a decline of 2% and 1%, respectively, in average interest-earning assets.
Net interest margin on a FTE basis decreased 30 basis points and 34 basis points for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting higher funding and swap costs and the impact of building liquidity, partially offset by higher interest-earning-asset yields and the benefit of Non-Core portfolio runoff.
Average interest-earning assets decreased $3.0 billion and $2.8 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by a decline in total loans and leases, partially offset by an increase in investment securities and cash held in interest-bearing deposits.
Average deposits increased $421 million and $1.1 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven primarily by growth in Private Bank deposits, partially offset by a decline in treasury and commercial deposits reflecting deposit optimization initiatives.
Citizens Financial Group, Inc. | 11

Average total borrowed funds decreased $2.8 billion and $3.5 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting a decline in FHLB advances driven by Non-Core portfolio runoff, partially offset by a remix of funding to long-term senior debt and secured borrowings collateralized by auto loans.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	Percent	2024	2023	Change	Percent
Service charges and fees	$106	$101	$5	5%	$202	$201	$1	—%
Capital markets fees	134	82	52	63	252	165	87	53
Card fees	92	80	12	15	178	152	26	17
Wealth fees(1)	75	65	10	15	143	128	15	12
Mortgage banking fees	54	59	(5)	(8)	103	116	(13)	(11)
Foreign exchange and derivative products	39	44	(5)	(11)	75	92	(17)	(18)
Letter of credit and loan fees	43	43	—	—	85	83	2	2
Securities gains, net	—	9	(9)	(100)	5	14	(9)	(64)
Other income(2)	10	23	(13)	(57)	27	40	(13)	(33)
Noninterest income	$553	$506	$47	9%	$1,070	$991	$79	8%
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during the second quarter of 2024.
(2) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the changes in noninterest income for the three and six months ended June 30, 2024, compared to the same periods in 2023, are highlighted below.
•Capital markets fees increased given higher bond and equity underwriting, loan syndication, and M&A advisory fees.
•Card fees increased primarily reflecting higher credit card fees, including favorable vendor contract negotiations.
•Wealth fees reflect increased sales activity and asset management fees given a constructive market environment and contribution from the Private Bank.
•Foreign exchange and derivative products revenue decreased given reduced client activity related to interest rate and commodities hedging.
•Mortgage banking fees declined reflecting lower production fees, partially offset by a higher MSR valuation, net of hedge impact. Lower servicing fees are also a driver during the six-month period.
•Other income decreased driven primarily by higher operational losses.
Citizens Financial Group, Inc. | 12

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	Percent	2024	2023	Change	Percent
Salaries and employee benefits	$645	$615	$30	5%	$1,336	$1,273	$63	5%
Equipment and software	190	181	9	5	382	350	32	9
Outside services	165	177	(12)	(7)	323	353	(30)	(8)
Occupancy	113	136	(23)	(17)	227	260	(33)	(13)
Other operating expense	188	197	(9)	(5)	391	366	25	7
Noninterest expense	$1,301	$1,306	($5)	—%	$2,659	$2,602	$57	2%
The increase in noninterest expense for the six months ended June 30, 2024, compared to the same period in 2023, was driven by salaries and employee benefits reflecting our Private Bank start-up investment, equipment and software given technology investments and maintenance, and other operating expense largely associated with FDIC deposit insurance, reflecting an estimate of CBNA’s incremental special assessment of $40 million recognized in 2024. These increases were partially offset by lower advertising and travel-related expenses. Noninterest expense was stable for the three months ended June 30, 2024 compared to the same period in 2023.
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
Provision expense of $182 million and $353 million for the three and six months ended June 30, 2024, respectively, compared to $176 million and $344 million for the same periods in 2023. The provision expense for the three and six months ended June 30, 2024 reflects higher reserves against the CRE office portfolio primarily driven by elevated interest rates and return-to-office dynamics.
Income Tax Expense
Income tax expense of $88 million and $184 million decreased $46 million and $103 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The effective income tax rate of 18.5% and 20.3% for the three and six months ended June 30, 2024 decreased from 22.1% and 22.5%, respectively, compared to the same periods in 2023. These decreases were driven by lower pre-tax income, the favorable impact of certain tax matters and additional benefits from tax-advantaged investments. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
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

Table 5: Selected Financial Data for Business Operating Segments
	Three Months Ended June 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$1,120	$1,023	$494	$584	($31)	($28)
Noninterest income	277	268	242	207	—	—
Total revenue	1,397	1,291	736	791	(31)	(28)
Noninterest expense	915	875	311	315	26	33
Profit (loss) before credit losses	482	416	425	476	(57)	(61)
Net charge-offs	84	68	90	71	10	13
Income (loss) before income tax expense (benefit)	398	348	335	405	(67)	(74)
Income tax expense (benefit)	102	91	76	100	(17)	(19)
Net income (loss)	$296	$257	$259	$305	($50)	($55)
Average Balances:
Total assets	$74,295	$72,583	$68,958	$77,546	$9,418	$14,456
Total loans and leases(1)	67,960	66,289	65,997	74,295	9,376	14,395
Deposits	120,478	115,847	44,203	45,494	—	—
Interest-earning assets	68,552	66,933	66,447	74,687	9,376	14,395

	Six Months Ended June 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$2,213	$2,034	$1,008	$1,181	($68)	($43)
Noninterest income	535	524	469	408	—	—
Total revenue	2,748	2,558	1,477	1,589	(68)	(43)
Noninterest expense	1,818	1,732	628	646	51	65
Profit (loss) before credit losses	930	826	849	943	(119)	(108)
Net charge-offs	165	131	171	118	29	34
Income (loss) before income tax expense (benefit)	765	695	678	825	(148)	(142)
Income tax expense (benefit)	197	181	160	201	(38)	(37)
Net income (loss)	$568	$514	$518	$624	($110)	($105)
Average Balances:
Total assets	$74,064	$72,230	$69,529	$78,215	$9,986	$15,068
Total loans and leases(1)	67,704	65,931	66,592	75,010	9,942	15,004
Deposits	120,248	115,713	45,058	47,220	—	—
Interest-earning assets	68,301	66,594	66,991	75,405	9,942	15,004
(1) Includes LHFS.
Consumer Banking
Net interest income increased $97 million and $179 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by higher net interest margin reflecting higher interest-earning asset yields and growth in average interest-earning assets. These increases were partially offset by higher funding costs.
Noninterest income increased $9 million and $11 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by wealth fees reflecting increased sales activity and asset management fees, higher credit card fees, and service charges and fees given higher overdraft and cash management fees. These increases were partially offset by mortgage banking fees reflecting lower production fees, partially offset by a higher MSR valuation, net of hedge impact, and other income driven primarily by higher operational losses.
Citizens Financial Group, Inc. | 14

Noninterest expense increased $40 million and $86 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven primarily by salaries and benefits reflecting our Private Bank start-up investment.
Net charge-offs increased $16 million and $34 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven primarily by other retail and education.
Commercial Banking
Net interest income decreased $90 million and $173 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by lower net interest margin, a decline in average interest-earning assets and higher funding costs.
Noninterest income increased $35 million and $61 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by capital markets fees reflecting higher bond and equity underwriting, loan syndication, and M&A advisory fees. These increases were partially offset by foreign exchange and derivative products revenue given reduced client activity related to interest rate and commodities hedging.
Noninterest expense decreased $4 million and $18 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven primarily by salaries and employee benefits reflecting lower headcount.
Net charge-offs increased $19 million and $53 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by the office segment of CRE.
Non-Core
Net interest income decreased $3 million and $25 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by the highest-cost implied marginal funding sources during 2024, including secured borrowings collateralized by auto loans and FHLB advances, and a decline in average interest-earning assets.
Average loans and leases decreased $5.0 billion and $5.1 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, driven by planned Non-Core portfolio runoff.
Citizens Financial Group, Inc. | 15

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of Securities
	June 30, 2024		December 31, 2023
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$5,198	$5,012	$4,493	$4,380
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	28,568	26,378	26,289	24,477
Other/non-agency	274	253	279	255
Total mortgage-backed securities	28,842	26,631	26,568	24,732
Collateralized loan obligations	293	294	667	664
Total debt securities available for sale	$34,334	$31,938	$31,729	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,447	$7,490	$8,696	$7,887
Total mortgage-backed securities	8,447	7,490	8,696	7,887
Asset-backed securities	448	434	488	463
Total debt securities held to maturity	$8,895	$7,924	$9,184	$8,350
Total debt securities available for sale and held to maturity	$43,229	$39,862	$40,913	$38,127
Equity securities, at cost(2)	$731	$731	$869	$869
Equity securities, at fair value(2)	192	192	173	173
(1) Excludes portfolio level basis adjustments of $(113) million and $60 million, respectively, for securities designated in active fair value hedge relationships at June 30, 2024 and December 31, 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of the securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of June 30, 2024, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $32.1 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk Management and Governance” section in this document. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2023 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of the broader interest rate risk framework and limits. As of June 30, 2024, the portfolio’s average effective duration, including recent hedging actions to reduce duration, was 3.7 years compared with 3.9 years as of December 31, 2023.
Citizens Financial Group, Inc. | 16

Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	June 30, 2024	December 31, 2023	Change	Percent
Commercial and industrial	$43,623	$44,974	($1,351)	(3)%
Commercial real estate	28,311	29,471	(1,160)	(4)
Total commercial	71,934	74,445	(2,511)	(3)
Residential mortgages	31,890	31,332	558	2
Home equity	15,534	15,040	494	3
Automobile	6,383	8,258	(1,875)	(23)
Education	11,265	11,834	(569)	(5)
Other retail	4,836	5,050	(214)	(4)
Total retail	69,908	71,514	(1,606)	(2)
Total loans and leases	$141,842	$145,959	($4,117)	(3)%
See Note 1 for a description of changes made to the Company’s loans and leases presentation during the first quarter of 2024.
The decrease in total loans and leases as of June 30, 2024 compared to December 31, 2023 reflects a $2.5 billion decrease in commercial given balance sheet optimization actions, paydowns and market conditions driving lower client demand. Retail decreased $1.6 billion, primarily driven by planned Non-Core portfolio runoff, partially offset by growth in home equity and mortgage.
Credit Quality
See Note 1 for a description of changes made to the Company’s loans and leases presentation during the first quarter of 2024.
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4, and Note 6 in our 2023 Form 10-K.
The ACL as of June 30, 2024 compared to December 31, 2023 reflects a decrease of $12 million. For further information see Note 4.

Table 8: ACL and Related Coverage Ratios by Portfolio
	June 30, 2024			December 31, 2023
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$43,623	$601	1.38%	$44,974	$587	1.31%
Commercial real estate	28,311	681	2.41	29,471	663	2.25
Total commercial	71,934	1,282	1.78	74,445	1,250	1.68
Residential mortgages	31,890	172	0.54	31,332	181	0.58
Home equity	15,534	95	0.61	15,040	100	0.66
Automobile	6,383	33	0.52	8,258	57	0.69
Education	11,265	258	2.29	11,834	259	2.18
Other retail	4,836	285	5.89	5,050	251	4.98
Total retail	69,908	843	1.21	71,514	848	1.19
Total loans and leases	$141,842	$2,125	1.50%	$145,959	$2,098	1.44%
Allowance for Unfunded Lending Commitments
Commercial(1)		$147	1.99%		$175	1.91%
Retail(2)		34	1.25		45	1.25
Total allowance for unfunded lending commitments		181			220
Allowance for credit losses	$141,842	$2,306	1.63%	$145,959	$2,318	1.59%
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

Citizens Financial Group, Inc. | 17

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	June 30, 2024	December 31, 2023	Change		Percent
Commercial and industrial	$261	$297	($36)		(12%)
Commercial real estate	678	477	201		42
Total commercial	939	774	165		21
Residential mortgages	153	177	(24)		(14)
Home equity	279	285	(6)		(2)
Automobile	44	61	(17)		(28)
Education	52	28	24		86
Other retail	60	39	21		54
Total retail	588	590	(2)		—
Nonaccrual loans and leases	$1,527	$1,364	$163		12%
Nonaccrual loans and leases to total loans and leases	1.08%	0.93%	15	bps
Allowance for loan and lease losses to nonaccrual loans and leases	139	154	(15%)
Allowance for credit losses to nonaccrual loans and leases	151	170	(19%)

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended June 30,
	2024			2023
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$10	$44,381	0.09%	$14	$51,122	0.11%
Commercial real estate	86	28,574	1.20	62	29,115	0.86
Total commercial	96	72,955	0.53	76	80,237	0.38
Residential mortgages	—	31,633	—	—	30,566	—
Home equity	(3)	15,343	(0.07)	(3)	14,340	(0.08)
Automobile	4	6,807	0.27	8	10,997	0.30
Education	26	11,447	0.93	22	12,430	0.68
Other retail	61	4,882	4.98	49	5,155	3.84
Total retail	88	70,112	0.51	76	73,488	0.41
Total loans and leases	$184	$143,067	0.52%	$152	$153,725	0.40%

	Six Months Ended June 30,
	2024			2023
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$7	$44,479	0.03%	$63	$52,269	0.24%
Commercial real estate	174	28,920	1.21	65	29,004	0.46
Total commercial	181	73,399	0.50	128	81,273	0.32
Residential mortgages	1	31,508	—	1	30,322	—
Home equity	(5)	15,212	(0.06)	(6)	14,207	(0.08)
Automobile	18	7,282	0.52	23	11,465	0.41
Education	53	11,632	0.92	40	12,612	0.63
Other retail	117	4,912	4.77	99	5,222	3.83
Total retail	184	70,546	0.52	157	73,828	0.43
Total loans and leases	$365	$143,945	0.51%	$285	$155,101	0.37%
For the three and six months ended June 30, 2024, net charge-offs increased $32 million and increased $80 million, respectively, compared to the same periods in 2023. The net charge-off ratio increased 12 basis points and 14 basis points, respectively, compared to the same periods.
For the three and six months ended June 30, 2024, the increase in retail net charge-offs was primarily driven by unsecured and education loans, partially offset by a decline in auto, while the increase in commercial was primarily driven by the office segment of CRE, partially offset by a decline in commercial and industrial.
Citizens Financial Group, Inc. | 18

Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2023 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $8.4 billion at June 30, 2024 decreased $92 million compared to December 31, 2023.
Commercial and industrial criticized balances of $3.0 billion at June 30, 2024 decreased from $3.5 billion at December 31, 2023, primarily driven by declines in the healthcare and wholesale trade sectors.
Commercial real estate criticized balances of $5.4 billion at June 30, 2024 increased from $5.0 billion at December 31, 2023, attributable to the continued impacts of interest rates and return-to-office dynamics on the Office sector and the continued impacts of interest rates on the Multi-family sector. Approximately 97% of commercial real estate loans remain current on payments as of June 30, 2024.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.

Table 11: Commercial and Industrial Loans by Industry Sector
	June 30, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$5,639	4%	$5,780	4%
Other finance and insurance	5,525	4	6,021	4
Other manufacturing	3,807	3	3,748	2
Technology	3,521	2	3,351	2
Accommodation and food services	2,624	2	2,948	2
Health, pharma, and social assistance	2,418	2	2,598	2
Wholesale trade	2,381	2	2,467	2
Retail trade	2,132	1	2,379	2
Professional, scientific, and technical services	2,286	2	2,339	2
Other services	2,177	1	2,168	1
Energy and related	2,040	1	2,034	1
Arts, entertainment, and recreation	1,616	1	1,602	1
Administrative and waste management	1,362	1	1,599	1
Rental and leasing	1,113	1	1,073	1
Consumer products manufacturing	889	1	984	1
Automotive	1,021	1	898	1
Other	3,072	2	2,985	2
Total commercial and industrial	$43,623	31%	$44,974	31%
Citizens Financial Group, Inc. | 19

Table 12: Commercial Real Estate by Property Type and State
	June 30, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multi-family	$9,689	7%	$9,367	6%
Office
Credit tenant lease and life sciences(1)	2,303	2	2,268	2
Other general office	3,323	2	3,648	3
Retail	3,322	2	3,407	2
Industrial	3,689	3	3,981	3
Co-op	1,810	1	1,796	1
Data center	679	1	841	1
Hospitality	425	—	608	—
Other	3,071	2	3,555	2
Total commercial real estate	$28,311	20%	$29,471	20%
State
New York	$6,890	5%	$7,035	5%
New Jersey	3,626	2	3,829	3
Pennsylvania	2,498	2	2,613	2
California	2,355	2	2,314	1
Texas	1,532	1	2,163	1
Massachusetts	1,795	1	1,897	1
Florida	1,120	1	1,087	1
Other Southeast(2)	3,088	2	3,056	2
Other	5,407	4	5,477	4
Total commercial real estate	$28,311	20%	$29,471	20%
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

Table 13: Retail Loan Portfolio Analysis
	June 30, 2024					December 31, 2023
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.52%	0.29%	0.14%	0.57%	0.48%	97.34%	0.90%	0.38%	0.82%	0.56%
Home equity	97.50	0.51	0.19	—	1.80	97.34	0.55	0.22	—	1.89
Automobile	96.98	1.77	0.56	—	0.69	96.94	1.74	0.58	—	0.74
Education	99.01	0.33	0.18	0.02	0.46	99.14	0.41	0.19	0.02	0.24
Other retail	97.33	0.83	0.58	0.02	1.24	97.02	0.97	0.67	0.57	0.77
Total retail	98.15%	0.52%	0.23%	0.26%	0.84%	97.56%	0.85%	0.36%	0.40%	0.83%
Citizens Financial Group, Inc. | 20

Table 14: Retail Asset Quality Metrics
	June 30, 2024	December 31, 2023
Average refreshed FICO for total portfolio	774	772
CLTV ratio for secured real estate(1)	51%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 15: Composition of Deposits
(dollars in millions)	June 30, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Demand	$36,927	21%	$37,107	21%
Money market	52,599	30	53,812	30
Checking with interest	34,421	20	31,876	18
Savings	27,240	15	27,983	16
Term	25,165	14	26,564	15
Total deposits	$176,352	100%	$177,342	100%
Total deposits as of June 30, 2024 decreased compared to December 31, 2023, reflecting growth in Private Bank deposits, which were more than offset by seasonal declines in commercial.

Table 16: Uninsured and Insured/Secured Deposits
(dollars in millions)	June 30, 2024	December 31, 2023
Total deposits	$176,352	$177,342

Estimated uninsured deposits(1)	72,109	73,584
Less: Uninsured affiliate deposits eliminated in consolidation	11,520	14,650
Less: Preferred deposits(1)(2)	6,981	7,486
CFG adjusted estimated uninsured deposits, excluding preferred deposits	53,608	51,448
Total estimated insured/secured deposits	$122,744	$125,894
Insured/secured deposits to total deposits	70%	71%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $13.1 billion as of June 30, 2024 decreased $888 million compared to December 31, 2023, driven by a decline of approximately $3.7 billion in FHLB advances, partially offset by the issuance of senior debt and secured borrowings collateralized by auto loans. For more information regarding our borrowed funds, see “Liquidity” and Note 7.
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
Citizens Financial Group, Inc. | 21

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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years; however, the FRB required us to participate in the 2023 CCAR supervisory stress test to incorporate the effects of the Investors acquisition. Our SCB associated with the 2023 CCAR supervisory stress test is 4.0%, effective until September 30, 2024. We submitted our 2024 Capital Plan to the FRB on April 3, 2024, and on June 28, 2024, the FRB communicated to the Company its preliminary SCB of 4.5% associated with the 2024 CCAR supervisory stress test, effective October 1, 2024 through September 30, 2025.
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
Citizens Financial Group, Inc. | 22

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2023 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 17: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2024		December 31, 2023
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,086	10.7%	$18,358	10.6%	8.5%
CBNA	19,596	11.7	19,411	11.3	7.0
Tier 1 capital
CFG	20,198	12.0	20,372	11.8	10.0
CBNA	19,596	11.7	19,411	11.3	8.5
Total capital
CFG	23,551	14.0	23,608	13.7	12.0
CBNA	22,752	13.6	22,453	13.0	10.5
Tier 1 leverage
CFG	20,198	9.4	20,372	9.3	4.0
CBNA	19,596	9.2	19,411	8.9	4.0
Risk-weighted assets
CFG	168,393		172,601
CBNA	167,726		172,094
Quarterly adjusted average assets(2)
CFG	214,574		219,591
CBNA	213,819		218,974
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.0% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At June 30, 2024, CFG’s CET1 and tier 1 capital ratios increased compared to December 31, 2023. Net income and a $4.2 billion decrease in RWA was partially offset by common share repurchases, dividends, and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period. Lower auto and commercial loans were the key drivers for the decline in RWA. An increase in preferred stock was also a contributing factor to the tier 1 capital ratio increase.
At June 30, 2024, CBNA’s CET1 and tier 1 capital ratios increased compared to December 31, 2023. Net income and a $4.4 billion decrease in RWA, primarily driven by lower auto and commercial loans, was partially offset by dividend payments to the Parent Company and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period.
At June 30, 2024, CFG’s and CBNA’s total capital ratios increased compared to December 31, 2023, driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At June 30, 2024, CFG’s and CBNA’s tier 1 leverage ratios increased compared to December 31, 2023, reflecting a decline in quarterly adjusted average assets and their respective changes in tier 1 capital described above.
Citizens Financial Group, Inc. | 23

Table 18: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	June 30, 2024	December 31, 2023
Total common stockholders' equity	$21,757	$22,328
Exclusions:
Modified CECL transitional amount	96	192
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	2,511	2,338
Derivatives	1,302	1,087
Unamortized net periodic benefit costs	322	333
Deductions:
Goodwill, net of deferred tax liability	(7,773)	(7,779)
Other intangible assets, net of deferred tax liability	(119)	(134)
Deferred tax assets that arise from tax loss and credit carryforwards	(10)	(7)
Total common equity tier 1 capital	18,086	18,358
Qualifying preferred stock	2,112	2,014
Total tier 1 capital	20,198	20,372
Qualifying subordinated debt(1)	1,322	1,319
Allowance for credit losses	2,306	2,318
Exclusions from tier 2 capital:
Modified AACL transitional amount	(125)	(249)
Allowance on PCD assets	(150)	(152)
Adjusted allowance for credit losses	2,031	1,917
Total capital	$23,551	$23,608
(1) As of June 30, 2024 and December 31, 2023, the amount of non-qualifying subordinated debt excluded from regulatory capital was $482 million. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the six months ended June 30, 2024:
•Repurchased $500 million of our outstanding common stock;
•Issued 400,000 shares of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock at an aggregate offering price of $400 million, with net proceeds utilized to redeem the floating rate non-cumulative perpetual Series D Preferred Stock and for general corporate purposes;
•Issued a notice to redeem all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock, which was redeemed on July 8, 2024;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $391 million; and
•Declared preferred stock dividends aggregating to $65 million.
For additional detail regarding our common and preferred stock dividends see Note 10.
On June 28, 2024, our Board of Directors increased the capacity of our common share repurchase program to $1.25 billion, an increase of $656 million above the $594 million of capacity remaining under the prior February 2023 authorization. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations.
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
Citizens Financial Group, Inc. | 24

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework.

Table 19: AOCI Impact on Regulatory Capital
	June 30, 2024
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$18,086	$20,198	$23,551	$19,596	$19,596	$22,752
Unrealized gains (losses) on securities and pension	(2,833)	(2,833)	(2,833)	(2,816)	(2,816)	(2,816)
Deferred tax assets - securities and pension AOCI	(14)	(14)	(14)	(14)	(14)	(14)
Regulatory capital, including AOCI impact (non-GAAP)	$15,239	$17,351	$20,704	$16,766	$16,766	$19,922
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$168,393	$168,393	$168,393	$167,726	$167,726	$167,726
Unrealized gains (losses) on securities and pension	(747)	(747)	(747)	(730)	(730)	(730)
Deferred tax assets - securities and pension AOCI	2,374	2,374	2,374	2,357	2,357	2,357
Risk-weighted assets, including AOCI impact (non-GAAP)	$170,020	$170,020	$170,020	$169,353	$169,353	$169,353
Ratio:
Regulatory capital ratio (as reported)	10.7%	12.0%	14.0%	11.7%	11.7%	13.6%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.0%	10.2%	12.2%	9.9%	9.9%	11.8%
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
Citizens Financial Group, Inc. | 25

During the six months ended June 30, 2024, the Parent Company completed the following transactions:
•Issued $1.25 billion of 5.841% fixed-to-floating rate senior notes due 2030;
•Issued $750 million of 6.645% fixed-to-floating rate senior notes due 2035;
•Issued 400,000 shares of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock at an aggregate offering price of $400 million, with net proceeds utilized to redeem the floating rate non-cumulative perpetual Series D Preferred Stock and for general corporate purposes; and
•Issued a notice to redeem all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock, which was redeemed on July 8, 2024.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $3.2 billion and $2.9 billion as of June 30, 2024 and December 31, 2023, respectively.
During the three months ended June 30, 2024 and 2023, the Parent Company declared dividends on common stock of $194 million and $205 million, respectively, and declared dividends on preferred stock of $35 million and $34 million, respectively.
During the six months ended June 30, 2024 and 2023, the Parent Company declared dividends on common stock of $391 million and $410 million, respectively, and declared dividends on preferred stock of $65 million and $57 million, respectively.
During the six months ended June 30, 2024, the Parent Company repurchased $500 million of its outstanding common stock.
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
During the six months ended June 30, 2024, CBNA completed the following transactions:
•Issued $2.6 billion of secured borrowings collateralized by auto loans; and
•Redeemed $650 million of 4.119% fixed-to-floating rate senior notes due 2025.
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
Citizens Financial Group, Inc. | 26

Credit ratings assigned by agencies such as Moody’s, Standard and Poor’s, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below.

Table 20: Credit Ratings
June 30, 2024
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
Citizens Financial Group, Inc. | 27

As of June 30, 2024:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 80.4%;
◦Estimated insured/secured deposits comprise 70% of our consolidated deposit base of $176.4 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $80.4 billion;
◦Contingent liquidity was $62.4 billion, consisting of unencumbered high-quality liquid securities of $32.1 billion, unused FHLB capacity of $19.8 billion, and our cash balances at the FRB of $10.5 billion; and
◦Available discount window capacity was $18.0 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2024 and 2023, see the Consolidated Statements of Cash Flows in Item 1.
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
Allowance for Credit Losses
The ACL of $2.3 billion at June 30, 2024 remained stable compared to December 31, 2023.
As of June 30, 2024, the ACL economic forecast over a two-year reasonable and supportable period was consistent with December 31, 2023, with peak unemployment of approximately 5.0% and start-to-trough real GDP decline of approximately 0.4%. These forecasts reflect a mild recession over the two-year reasonable and supportable period.
Citizens Financial Group, Inc. | 28

Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 5.8% and start-to-trough real GDP decline of approximately 1.9%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $392 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Citizens Financial Group, Inc. | 29

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of June 30, 2024

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

Table 21: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2024	December 31, 2023
Instantaneous Change in Interest Rates
+200	0.3%	—%
+100	0.5	0.5
-100	(1.1)	(1.5)
-200	(2.8)	(3.0)
Gradual Change in Interest Rates
+200	1.1%	0.4%
+100	0.6	0.5
-100	(0.8)	(1.0)
-200	(1.7)	(1.9)
Citizens Financial Group, Inc. | 31

We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our asset sensitivity remains broadly neutral as of June 30, 2024, consistent with December 31, 2023. This incorporates the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and hedge activity, which is primarily comprised of received fixed swaps that offset our naturally asset-sensitive balance sheet. Our sensitivity profile exhibits asymmetry for up and down rate scenarios as we expect to see incremental deposit migration to higher rate products in response to rising rate scenarios compared to declining rate scenarios.
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
Citizens Financial Group, Inc. | 32

The following table presents interest rate derivative contracts that we have entered into as of June 30, 2024 and December 31, 2023.

Table 22: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	June 30, 2024				December 31, 2023
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$7,701	5.5	3.8%	5.3%	$5,365	6.2	3.8%	5.4%
Pay fixed/receive SOFR - forward-starting	—	—	—	—	—	—	—	—
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	1.4	2.6	5.6	500	1.9	2.6	5.6
Total fair value hedges	8,201				5,865
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	25,030	1.8	3.1	5.3	17,780	0.8	4.0	5.4
Receive fixed/pay SOFR - forward-starting	14,000	3.1	3.7	4.7	31,250	2.9	3.3	4.6
Basis swaps
Receive SOFR/pay 1-month term SOFR	13,000	1.9		5.3/5.3	5,000	1.0	—	5.3/5.3
Receive SOFR/pay 1-month term SOFR - forward-starting	3,500	2.9		4.4/4.4	14,000	2.7	—	5.2/5.1

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars(1)	1,500	1.3	2.6	3.9	1,000	1.5	2.5	3.7
Interest rate collars - forward-starting(1)	—	—	—	—	500	2.5	2.7	4.4
Floor spreads(2)	1,000	1.7	2.5/3.5	—	—	—	—	—
Floor spreads - forward-starting(2)	1,500	2.6	2.0/3.0	—	2,500	2.8	2.2/3.2	—
Total cash flow hedges	59,530				72,030
Total hedges	$67,731				$77,895
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
Citizens Financial Group, Inc. | 33

The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, during the remainder of 2024 and for the next five years:

Table 23: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	Q3 & Q4 2024	2025	2026	2027	2028	2029
Fair value hedges
Pay fixed/receive SOFR(1)	$7,701	$7,695	$7,467	$6,054	$5,423	$3,964
Receive fixed/pay SOFR(2)	500	441	—	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	30,011	30,094	22,401	8,589	1,210	499
Receive SOFR/pay 1-month term SOFR	13,258	13,052	8,847	1,952	—	—
Interest rate collars	1,500	1,001	240	—	—	—
Floor spreads	2,408	2,500	1,467	460	—	—
Total	$55,378	$54,783	$40,422	$17,055	$6,633	$4,463
Weighted average receive fixed rate	3.1%	3.2%	3.5%	3.8%	3.9%	4.1%
Weighted average pay fixed rate	3.8	3.8	3.8	3.8	3.7	3.7
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
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Amount of pre-tax net gains (losses) recognized in OCI	($177)	($680)	($727)	($447)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(232)	(137)	(435)	(264)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	1	—	1
Using the interest rate curve at June 30, 2024, we estimate that approximately $984 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months, including $448 million from terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2024.
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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. As of June 30, 2024 and December 31, 2023, the fair value of our MSRs was $1.6 billion, and the total notional amount of related derivative contracts was $11.4 billion and $15.1 billion, respectively. Gains and losses on MSRs and the related derivatives used for hedging are included in mortgage banking fees in the Consolidated Statements of Operations.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 34

Trading Risk
We are exposed to market risk primarily through client facilitation activities from certain derivative and foreign exchange products as well as underwriting and market making activities. Market risk exposure arises from fluctuations in interest rates, basis spreads, volatility, foreign exchange rates, equity prices, and credit spreads across various financial instruments. Securities underwriting and trading activities are conducted through CBNA and Citizens JMP Securities, LLC. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, or VaR model review and validation as described in “Market Risk — Trading Risk” in our 2023 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 25: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$4	$4	$6	$2	$3	$2	$7	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	2	2	3	1	2	2	3	1
Commodity	—	—	—	—	—	—	—	—
General VaR	5	5	7	4	5	3	8	1
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$5	$5	$7	$4	$5	$3	$8	$1
Stressed General VaR	$8	$7	$10	$4	$13	$10	$20	$7
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$8	$7	$10	$4	$13	$10	$20	$7
Market Risk Regulatory Capital	$35				$38
Specific Risk Not Modeled Add-on	23				21
de Minimis Exposure Add-on	—				—
Total Market Risk Regulatory Capital	$58				$59
Market Risk-Weighted Assets	$728				$735
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
The following graph shows our daily net trading revenue and total internal, modeled VaR for the twelve months ended June 30, 2024.
Citizens Financial Group, Inc. | 36

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures.” The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 26: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions, except per share data)	Ref.	2024	2023	2024	2023
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$553	$506	$1,070	$991
Less: Notable items		4	—	7	—
Noninterest income, Underlying (non-GAAP)	B	$549	$506	$1,063	$991
Total revenue, Underlying:
Total revenue (GAAP)	C	$1,963	$2,094	$3,922	$4,222
Less: Notable items		4	—	7	—
Total revenue, Underlying (non-GAAP)	D	$1,959	$2,094	$3,915	$4,222
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,301	$1,306	$2,659	$2,602
Less: Notable items		36	73	121	139
Noninterest expense, Underlying (non-GAAP)	F	$1,265	$1,233	$2,538	$2,463
Pre-provision profit:
Total revenue (GAAP)	C	$1,963	$2,094	$3,922	$4,222
Less: Noninterest expense (GAAP)	E	1,301	1,306	2,659	2,602
Pre-provision profit (non-GAAP)		$662	$788	$1,263	$1,620
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$1,959	$2,094	$3,915	$4,222
Less: Noninterest expense, Underlying (non-GAAP)	F	1,265	1,233	2,538	2,463
Pre-provision profit, Underlying (non-GAAP)		$694	$861	$1,377	$1,759
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$480	$612	$910	$1,276
Less: Income (expense) before income tax expense (benefit) related to notable items		(32)	(73)	(114)	(139)
Income before income tax expense, Underlying (non-GAAP)	H	$512	$685	$1,024	$1,415
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$88	$134	$184	$287
Less: Income tax expense (benefit) related to notable items		(16)	(20)	(37)	(37)
Income tax expense, Underlying (non-GAAP)	J	$104	$154	$221	$324
Effective income tax rate (GAAP)	I/G	18.49%	22.09%	20.28%	22.55%
Effective income tax rate, Underlying (non-GAAP)	J/H	20.33	22.51	21.59	22.89
Net income, Underlying:
Net income (GAAP)	K	$392	$478	$726	$989
Add: Notable items, net of income tax benefit		16	53	77	102
Net income, Underlying (non-GAAP)	L	$408	$531	$803	$1,091
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$357	$444	$661	$932
Add: Notable items, net of income tax benefit		16	53	77	102
Net income available to common stockholders, Underlying (non-GAAP)	N	$373	$497	$738	$1,034
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,427	$22,289	$21,563	$21,997
Return on average common equity	M/O	6.70%	8.00%	6.16%	8.54%
Return on average common equity, Underlying (non-GAAP)	N/O	7.00	8.97	6.88	9.48

Citizens Financial Group, Inc. | 37

		As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions, except per share data)	Ref.	2024	2023	2024	2023
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,427	$22,289	$21,563	$21,997
Less: Average goodwill (GAAP)		8,188	8,182	8,188	8,179
Less: Average other intangibles (GAAP)		144	181	149	186
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		432	422	433	421
Average tangible common equity	P	$13,527	$14,348	$13,659	$14,053
Return on average tangible common equity	M/P	10.61%	12.42%	9.73%	13.37%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	11.09	13.93	10.87	14.84
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$219,222	$222,373	$219,996	$222,541
Return on average total assets	K/Q	0.72%	0.86%	0.66%	0.90%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.75	0.96	0.73	0.99
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$219,222	$222,373	$219,996	$222,541
Less: Average goodwill (GAAP)		8,188	8,182	8,188	8,179
Less: Average other intangibles (GAAP)		144	181	149	186
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		432	422	433	421
Average tangible assets	R	$211,322	$214,432	$212,092	$214,597
Return on average total tangible assets	K/R	0.75%	0.89%	0.69%	0.93%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.78	0.99	0.76	1.03
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	66.27%	62.34%	67.79%	61.62%
Efficiency ratio, Underlying (non-GAAP)	F/D	64.59	58.86	64.82	58.34
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	28.16%	24.14%	27.29%	23.47%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	28.00	24.14	27.16	23.47
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(6.26)%	4.77%	(7.12)%	15.88%
(Decrease) increase in noninterest expense		(0.36)	0.06	2.19	7.93
Operating leverage		(5.90)%	4.71%	(9.31)%	7.95%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(6.48)%	3.16%	(7.29)%	14.90%
Increase in noninterest expense, Underlying (non-GAAP)		2.63	4.39	3.01	10.08
Operating leverage, Underlying (non-GAAP)		(9.11)%	(1.23)%	(10.30%)	4.82%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	452,961,853	474,682,759	452,961,853	474,682,759
Common stockholders' equity (GAAP)		$21,757	$21,571	$21,757	$21,571
Less: Goodwill (GAAP)		8,187	8,188	8,187	8,188
Less: Other intangible assets (GAAP)		139	175	139	175
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		435	422	435	422
Tangible common equity	T	$13,866	$13,630	$13,866	$13,630
Tangible book value per common share	T/S	$30.61	$28.72	$30.61	$28.72
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	454,142,489	479,470,543	457,750,585	482,440,926
Average common shares outstanding - diluted (GAAP)	V	456,561,022	480,975,281	460,009,546	484,252,103
Net income per average common share - basic (GAAP)	M/U	$0.79	$0.93	$1.44	$1.93
Net income per average common share - diluted (GAAP)	M/V	0.78	0.92	1.44	1.92
Net income per average common share - basic, Underlying (non-GAAP)	N/U	0.82	1.04	1.61	2.14
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	0.82	1.04	1.60	2.14
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.42	$0.84	$0.84
Dividend payout ratio	W/(M/U)	53%	45%	58%	44%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	51	40	52	39
Citizens Financial Group, Inc. | 38

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 39

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	June 30, 2024	December 31, 2023
ASSETS:
Cash and due from banks(1)	$1,191	$1,794
Interest-bearing cash and due from banks	10,580	9,834
Interest-bearing deposits in banks(1)	559	405
Debt securities available for sale, at fair value (including $68 and $110 pledged to creditors, respectively)(2)	31,938	29,777
Debt securities held to maturity (fair value of $7,924 and $8,350, respectively, and including $175 and $204 pledged to creditors, respectively)(2)	8,895	9,184
Loans held for sale, at fair value	591	676
Other loans held for sale	92	103
Loans and leases	141,842	145,959
Less: Allowance for loan and lease losses	(2,125)	(2,098)
Net loans and leases(1)	139,717	143,861
Derivative assets	367	440
Premises and equipment, net	863	895
Bank-owned life insurance	3,325	3,291
Goodwill	8,187	8,188
Other intangible assets(3)	139	157
Other assets(1)	13,494	13,359
TOTAL ASSETS	$219,938	$221,964
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$36,927	$37,107
Interest-bearing	139,425	140,235
Total deposits	176,352	177,342
Short-term borrowed funds	2	505
Derivative liabilities	1,547	1,562
Long-term borrowed funds(1)	13,082	13,467
Other liabilities(1)	5,086	4,746
TOTAL LIABILITIES	196,069	197,622
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 and 2,050,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,112	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 649,373,706 shares issued and 452,961,853 shares outstanding at June 30, 2024 and 647,829,720 shares issued and 466,418,055 shares outstanding at December 31, 2023	6	6
Additional paid-in capital	22,299	22,250
Retained earnings	10,079	9,816
Treasury stock, at cost, 196,411,853 and 181,411,665 shares at June 30, 2024 and December 31, 2023, respectively	(6,492)	(5,986)
Accumulated other comprehensive income (loss)	(4,135)	(3,758)
TOTAL STOCKHOLDERS’ EQUITY	23,869	24,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,938	$221,964
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans and leases	$2,011	$2,132	$4,062	$4,179
Interest and fees on loans held for sale	13	20	27	35
Interest and fees on other loans held for sale	4	12	10	17
Investment securities	417	267	816	533
Interest-bearing deposits in banks	130	100	270	169
Total interest income	2,575	2,531	5,185	4,933
INTEREST EXPENSE:
Deposits	965	723	1,952	1,273
Short-term borrowed funds	4	22	11	28
Long-term borrowed funds	196	198	370	401
Total interest expense	1,165	943	2,333	1,702
Net interest income	1,410	1,588	2,852	3,231
Provision (benefit) for credit losses	182	176	353	344
Net interest income after provision (benefit) for credit losses	1,228	1,412	2,499	2,887
NONINTEREST INCOME:
Service charges and fees	106	101	202	201
Capital markets fees	134	82	252	165
Card fees	92	80	178	152
Wealth fees(1)	75	65	143	128
Mortgage banking fees	54	59	103	116
Foreign exchange and derivative products	39	44	75	92
Letter of credit and loan fees	43	43	85	83
Securities gains, net	—	9	5	14
Other income	10	23	27	40
Total noninterest income	553	506	1,070	991
NONINTEREST EXPENSE:
Salaries and employee benefits	645	615	1,336	1,273
Equipment and software	190	181	382	350
Outside services	165	177	323	353
Occupancy	113	136	227	260
Other operating expense	188	197	391	366
Total noninterest expense	1,301	1,306	2,659	2,602
Income before income tax expense	480	612	910	1,276
Income tax expense	88	134	184	287
NET INCOME	$392	$478	$726	$989
Net income available to common stockholders	$357	$444	$661	$932
Weighted-average common shares outstanding:
Basic	454,142,489	479,470,543	457,750,585	482,440,926
Diluted	456,561,022	480,975,281	460,009,546	484,252,103
Per common share information:
Basic earnings	$0.79	$0.93	$1.44	$1.93
Diluted earnings	0.78	0.92	1.44	1.92
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during the second quarter of 2024.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Net income	$392	$478	$726	$989
Other comprehensive income (loss):
Net unrealized derivative instruments gains (losses) arising during the periods, net of income taxes of ($48), ($175), ($193), and ($115), respectively	(129)	(505)	(534)	(332)
Reclassification adjustment for net derivative (gains) losses included in net income, net of income taxes of $62, $35, $116, and $68, respectively	170	101	319	195
Net unrealized debt securities gains (losses) arising during the periods, net of income taxes of ($9), ($80), ($65), and $29, respectively	(29)	(239)	(202)	88
Reclassification of net debt securities (gains) losses to net income, net of income taxes of $4, $7, $9, and $14, respectively	15	20	29	40
Employee benefit plans:
Actuarial gain (loss), net of income taxes of $—, $—, $1, and $—, respectively	—	—	4	—
Reclassification of actuarial (gain) loss to net income, net of income taxes of $1, $1, $2, and $2, respectively	2	3	7	6
Total other comprehensive income (loss), net of income taxes	29	(620)	(377)	(3)
Total comprehensive income (loss)	$421	($142)	$349	$986
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2023	2	$2,014	484	$6	$22,183	$9,416	($5,475)	($3,943)	$24,201
Dividends to common stockholders	—	—	—	—	—	(205)	—	—	(205)
Dividends to preferred stockholders	—	—	—	—	—	(34)	—	—	(34)
Treasury stock purchased	—	—	(10)	—	—	—	(256)	—	(256)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	1	—	18	—	—	—	18
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	478	—	—	478
Other comprehensive income (loss)	—	—	—	—	—	—	—	(620)	(620)
Total comprehensive income (loss)	—	—	—	—	—	478	—	(620)	(142)
Balance at June 30, 2023	2	$2,014	475	$6	$22,207	$9,655	($5,734)	($4,563)	$23,585
Balance at April 1, 2024	2	$2,014	458	$6	$22,272	$9,923	($6,290)	($4,164)	$23,761
Dividends to common stockholders	—	—	—	—	—	(194)	—	—	(194)
Dividends to preferred stockholders	—	—	—	—	—	(35)	—	—	(35)
Preferred stock issued	—	391	—	—	—	—	—	—	391
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(6)	—	—	—	(200)	—	(200)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	1	—	21	—	—	—	21
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	392	—	—	392
Other comprehensive income (loss)	—	—	—	—	—	—	—	29	29
Total comprehensive income (loss)	—	—	—	—	—	392	—	29	421
Balance at June 30, 2024	2	$2,112	453	$6	$22,299	$10,079	($6,492)	($4,135)	$23,869
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2023	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends to common stockholders	—	—	—	—	—	(410)	—	—	(410)
Dividends to preferred stockholders	—	—	—	—	—	(57)	—	—	(57)
Treasury stock purchased	—	—	(20)	—	—	—	(656)	—	(656)
Share repurchase excise tax	—	—	—	—	—	—	(7)	—	(7)
Share-based compensation plans	—	—	3	—	51	—	—	—	51
Employee stock purchase plan	—	—	—	—	14	—	—	—	14
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	989	—	—	989
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3)	(3)
Total comprehensive income (loss)	—	—	—	—	—	989	—	(3)	986
Balance at June 30, 2023	2	$2,014	475	$6	$22,207	$9,655	($5,734)	($4,563)	$23,585
Balance at January 1, 2024	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends to common stockholders	—	—	—	—	—	(391)	—	—	(391)
Dividends to preferred stockholders	—	—	—	—	—	(65)	—	—	(65)
Preferred stock issued	—	391	—	—	—	—	—	—	391
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(15)	—	—	—	(500)	—	(500)
Share repurchase excise tax	—	—	—	—	—	—	(6)	—	(6)
Share-based compensation plans	—	—	2	—	36	—	—	—	36
Employee stock purchase plan	—	—	—	—	13	—	—	—	13
Total comprehensive income (loss):
Net income	—	—	—	—	—	726	—	—	726
Other comprehensive income (loss)	—	—	—	—	—	—	—	(377)	(377)
Total comprehensive income (loss)	—	—	—	—	—	726	—	(377)	349
Balance at June 30, 2024	2	$2,112	453	$6	$22,299	$10,079	($6,492)	($4,135)	$23,869
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in millions)	2024	2023
OPERATING ACTIVITIES
Net income	$726	$989
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	353	344
Net change in loans held for sale, at fair value	85	(451)
Depreciation, amortization and accretion	245	230
Deferred income tax expense (benefit)	(32)	(40)
Share-based compensation	55	55
Net gain on sale of assets	(5)	(14)
Net (increase) decrease in other assets	277	(827)
Net increase (decrease) in other liabilities	(316)	990
Net change due to operating activities	1,388	1,276
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(4,487)	(3,206)
Proceeds from maturities and paydowns of debt securities available for sale	1,318	929
Proceeds from sales of debt securities available for sale	703	1,632
Proceeds from maturities and paydowns of debt securities held to maturity	324	369
Net (increase) decrease in interest-bearing deposits in banks	(154)	19
Purchases of loans	(440)	—
Sales of loans	125	2,335
Net (increase) decrease in loans and leases	3,831	2,659
Capital expenditures, net	(40)	(91)
Other	38	(5)
Net change due to investing activities	1,218	4,641
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(990)	(3,057)
Net increase (decrease) in short-term borrowed funds	(503)	1,096
Proceeds from issuance of long-term borrowed funds	10,853	12,217
Repayments of long-term borrowed funds	(11,256)	(14,004)
Treasury stock purchased	(500)	(656)
Net proceeds from issuance of preferred stock	391	—
Dividends paid to common stockholders	(391)	(410)
Dividends paid to preferred stockholders	(61)	(57)
Other	(6)	(26)
Net change due to financing activities	(2,463)	(4,897)
Net change in cash and cash equivalents(1)	143	1,020
Cash and cash equivalents at beginning of period(1)	11,628	10,547
Cash and cash equivalents at end of period(1)	$11,771	$11,567
Non-cash items:
Transfer of loans from loans held for investment to loans held for sale	$215	$2,401
Loans securitized and transferred to AFS securities	133	—
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
Effective for the second quarter of 2024, Trust and investment services fees was renamed to Wealth fees in the Consolidated Statements of Operations to better reflect the broad range of wealth-related management fees and services provided to customers.
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
Citizens Financial Group, Inc. | 46

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2024				December 31, 2023
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$5,198	$5	($191)	$5,012	$4,493	$26	($139)	$4,380
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	28,568	30	(2,220)	26,378	26,289	45	(1,857)	24,477
Other/non-agency	274	—	(21)	253	279	—	(24)	255
Total mortgage-backed securities	28,842	30	(2,241)	26,631	26,568	45	(1,881)	24,732
Collateralized loan obligations	293	1	—	294	667	—	(3)	664
Total debt securities available for sale, at fair value	$34,334	$36	($2,432)	$31,938	$31,729	$71	($2,023)	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,447	$—	($957)	$7,490	$8,696	$9	($818)	$7,887
Total mortgage-backed securities	8,447	—	(957)	7,490	8,696	9	(818)	7,887
Asset-backed securities	448	1	(15)	434	488	—	(25)	463
Total debt securities held to maturity	$8,895	$1	($972)	$7,924	$9,184	$9	($843)	$8,350
Equity securities, at cost(2)	$731	$—	$—	$731	$869	$—	$—	$869
Equity securities, at fair value(2)	192	—	—	192	173	—	—	173
(1) Excludes portfolio level basis adjustments of $(113) million and $60 million, respectively, for securities designated in active fair value hedge relationships at June 30, 2024 and December 31, 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
Accrued interest receivable on debt securities totaled $138 million and $125 million as of June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 47

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2024. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,604	$1,594	$—	$5,198
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,868	1,964	24,736	28,568
Other/non-agency	—	—	—	274	274
Collateralized loan obligations	—	—	59	234	293
Total debt securities available for sale	—	5,472	3,617	25,245	34,334
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,447	8,447
Asset-backed securities	—	448	—	—	448
Total debt securities held to maturity	—	448	—	8,447	8,895
Total amortized cost of debt securities	$—	$5,920	$3,617	$33,692	$43,229

Fair value:
U.S. Treasury and other	$—	$3,427	$1,585	$—	$5,012
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	1,774	1,857	22,747	26,378
Other/non-agency	—	—	—	253	253
Collateralized loan obligations	—	—	59	235	294
Total debt securities available for sale	—	5,201	3,501	23,236	31,938
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,490	7,490
Asset-backed securities	—	434	—	—	434
Total debt securities held to maturity	—	434	—	7,490	7,924
Total fair value of debt securities	$—	$5,635	$3,501	$30,726	$39,862
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $417 million and $267 million for the three months ended June 30, 2024 and 2023, respectively, and $816 million and $533 million for the six months ended June 30, 2024 and 2023, respectively.
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Gains	$—	$9	$5	$18
Losses	—	—	—	(4)
Securities gains, net	$—	$9	$5	$14
The following table presents the amortized cost and fair value of debt securities pledged:

	June 30, 2024		December 31, 2023
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$7,527	$6,959	$5,619	$5,305
Pledged as collateral for FHLB borrowing capacity	238	218	242	220
Pledged against repurchase agreements	—	—	—	—
Citizens Financial Group, Inc. | 48

The Company enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting short-term receivables or payables associated with security repurchase agreements as of June 30, 2024 or December 31, 2023.
Securitizations of mortgage loans retained in the investment portfolio were $133 million for the three and six months ended June 30, 2024. There were no securitizations of mortgage loans retained in the investment portfolio for the three and six months ended June 30, 2023.
Impairment
The Company evaluated its existing HTM portfolio as of June 30, 2024 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at June 30, 2024.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$1,260	($14)	$3,209	($177)	$4,469	($191)
State and political subdivisions	—	—	1	—	1	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	5,990	(56)	16,462	(2,164)	22,452	(2,220)
Other/non-agency	—	—	253	(21)	253	(21)
Total mortgage-backed securities	5,990	(56)	16,715	(2,185)	22,705	(2,241)
Collateralized loan obligations	—	—	10	—	10	—
Total	$7,250	($70)	$19,935	($2,362)	$27,185	($2,432)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$49	$—	$3,245	($139)	$3,294	($139)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2,939	(24)	16,398	(1,833)	19,337	(1,857)
Other/non-agency	—	—	255	(24)	255	(24)
Total mortgage-backed securities	2,939	(24)	16,653	(1,857)	19,592	(1,881)
Collateralized loan obligations	56	—	607	(3)	663	(3)
Total	$3,044	($24)	$20,505	($1,999)	$23,549	($2,023)
Citizens does not currently have the intent to sell these debt securities, and it is not more-likely-than-not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. Citizens has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of June 30, 2024. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 49

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	June 30, 2024	December 31, 2023
Commercial and industrial	$43,623	$44,974
Commercial real estate	28,311	29,471
Total commercial	71,934	74,445
Residential mortgages	31,890	31,332
Home equity	15,534	15,040
Automobile	6,383	8,258
Education	11,265	11,834
Other retail	4,836	5,050
Total retail	69,908	71,514
Total loans and leases	$141,842	$145,959
Accrued interest receivable on loans and leases held for investment totaled $858 million and $875 million as of June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $36.5 billion and $36.0 billion at June 30, 2024 and December 31, 2023, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $28.0 billion and $31.9 billion at June 30, 2024 and December 31, 2023, respectively.
Interest income on direct financing and sales-type leases is reported within interest and fees on loans and leases in the Consolidated Statements of Operations, and was $9 million and $12 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, this interest income was $20 million and $24 million, respectively.
The following table presents the composition of LHFS:

	June 30, 2024			December 31, 2023
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$519	$72	$591	$614	$62	$676
Other loans held for sale	39	53	92	—	103	103
(1) Residential mortgage LHFS at fair value are originated for sale.
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2023, see Note 6 in the Company’s 2023 Form 10-K. There were no significant changes to the ACL reserve methodology during the six months ended June 30, 2024.
Citizens Financial Group, Inc. | 50

The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,234	$852	$2,086	$1,250	$848	$2,098
Charge-offs	(100)	(123)	(223)	(202)	(252)	(454)
Recoveries	4	35	39	21	68	89
Net charge-offs	(96)	(88)	(184)	(181)	(184)	(365)
Provision expense (benefit) for loans and leases	144	79	223	213	179	392
Allowance for loan and lease losses, end of period	1,282	843	2,125	1,282	843	2,125
Allowance for unfunded lending commitments, beginning of period	191	31	222	175	45	220
Provision expense (benefit) for unfunded lending commitments	(44)	3	(41)	(28)	(11)	(39)
Allowance for unfunded lending commitments, end of period	147	34	181	147	34	181
Total allowance for credit losses, end of period	$1,429	$877	$2,306	$1,429	$877	$2,306
During the six months ended June 30, 2024, net charge-offs of $365 million and a provision for expected credit losses of $353 million resulted in an decrease of $12 million to the ACL.
As of June 30, 2024, the ACL economic forecast over a two-year reasonable and supportable period was consistent with December 31, 2023, with peak unemployment of approximately 5.0% and start-to-trough real GDP decline of approximately 0.4%. These forecasts reflect a mild recession over the two-year reasonable and supportable period.
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
Citizens Financial Group, Inc. | 51

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of June 30, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$2,807	$3,159	$5,507	$4,190	$1,176	$2,581	$21,128	$77	$40,625
Special Mention	—	61	123	298	58	28	395	—	963
Substandard Accrual	—	32	229	274	132	347	749	11	1,774
Nonaccrual	—	23	49	29	5	101	47	7	261
Total commercial and industrial	2,807	3,275	5,908	4,791	1,371	3,057	22,319	95	43,623
Commercial real estate
Pass	1,197	1,296	5,726	5,937	2,084	5,182	1,529	5	22,956
Special Mention	—	3	812	561	134	389	96	—	1,995
Substandard Accrual	—	—	422	259	479	1,310	207	5	2,682
Nonaccrual	—	—	79	45	98	454	2	—	678
Total commercial real estate	1,197	1,299	7,039	6,802	2,795	7,335	1,834	10	28,311
Total commercial
Pass	4,004	4,455	11,233	10,127	3,260	7,763	22,657	82	63,581
Special Mention	—	64	935	859	192	417	491	—	2,958
Substandard Accrual	—	32	651	533	611	1,657	956	16	4,456
Nonaccrual	—	23	128	74	103	555	49	7	939
Total commercial	$4,004	$4,574	$12,947	$11,593	$4,166	$10,392	$24,153	$105	$71,934
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2023:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$3,694	$6,512	$5,331	$1,445	$1,147	$2,299	$21,033	$53	$41,514
Special Mention	59	221	355	30	50	113	368	—	1,196
Substandard Accrual	8	189	337	218	125	287	792	11	1,967
Nonaccrual	1	72	54	4	5	102	53	6	297
Total commercial and industrial	3,762	6,994	6,077	1,697	1,327	2,801	22,246	70	44,974
Commercial real estate
Pass	1,906	5,791	6,062	2,555	2,294	3,895	1,975	8	24,486
Special Mention	—	713	539	222	183	260	75	—	1,992
Substandard Accrual	—	277	203	469	528	939	100	—	2,516
Nonaccrual	1	66	2	23	144	238	3	—	477
Total commercial real estate	1,907	6,847	6,806	3,269	3,149	5,332	2,153	8	29,471
Total commercial
Pass	5,600	12,303	11,393	4,000	3,441	6,194	23,008	61	66,000
Special Mention	59	934	894	252	233	373	443	—	3,188
Substandard Accrual	8	466	540	687	653	1,226	892	11	4,483
Nonaccrual	2	138	56	27	149	340	56	6	774
Total commercial	$5,669	$13,841	$12,883	$4,966	$4,476	$8,133	$24,399	$78	$74,445
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
Citizens Financial Group, Inc. | 52

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of June 30, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$469	$1,206	$3,182	$5,230	$3,023	$4,112	$—	$—	$17,222
740-799	763	1,043	1,810	2,354	1,394	2,054	—	—	9,418
680-739	148	294	626	704	448	1,044	—	—	3,264
620-679	21	48	106	148	80	535	—	—	938
<620	4	27	63	141	87	707	—	—	1,029
No FICO available(1)	—	—	—	2	1	16	—	—	19
Total residential mortgages	1,405	2,618	5,787	8,579	5,033	8,468	—	—	31,890
Home equity
800+	1	—	4	4	1	84	5,280	210	5,584
740-799	—	—	1	2	1	74	4,932	227	5,237
680-739	—	—	1	1	2	86	2,788	188	3,066
620-679	—	1	3	1	2	69	716	147	939
<620	—	1	4	2	1	71	382	247	708
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	2	13	10	7	384	14,098	1,019	15,534
Automobile
800+	—	78	465	871	273	119	—	—	1,806
740-799	—	114	544	793	265	122	—	—	1,838
680-739	—	115	455	536	176	90	—	—	1,372
620-679	—	68	245	260	82	54	—	—	709
<620	—	46	215	253	80	64	—	—	658
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	421	1,924	2,713	876	449	—	—	6,383
Education
800+	73	376	668	1,602	1,342	1,628	—	—	5,689
740-799	106	398	634	905	734	912	—	—	3,689
680-739	31	166	250	286	237	377	—	—	1,347
620-679	10	49	61	64	53	124	—	—	361
<620	2	9	19	27	24	63	—	—	144
No FICO available(1)	2	—	—	—	—	33	—	—	35
Total education	224	998	1,632	2,884	2,390	3,137	—	—	11,265
Other retail
800+	87	127	47	24	22	18	509	—	834
740-799	154	176	60	28	27	21	934	1	1,401
680-739	125	149	51	24	23	15	904	2	1,293
620-679	51	81	34	15	12	5	377	1	576
<620	9	39	36	18	11	5	229	1	348
No FICO available(1)	2	2	—	—	—	—	380	—	384
Total other retail	428	574	228	109	95	64	3,333	5	4,836
Total retail
800+	630	1,787	4,366	7,731	4,661	5,961	5,789	210	31,135
740-799	1,023	1,731	3,049	4,082	2,421	3,183	5,866	228	21,583
680-739	304	724	1,383	1,551	886	1,612	3,692	190	10,342
620-679	82	247	449	488	229	787	1,093	148	3,523
<620	15	122	337	441	203	910	611	248	2,887
No FICO available(1)	4	2	—	2	1	49	380	—	438
Total retail	$2,058	$4,613	$9,584	$14,295	$8,401	$12,502	$17,431	$1,024	$69,908
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 53

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$889	$3,067	$5,172	$3,117	$1,131	$3,125	$—	$—	$16,501
740-799	1,333	1,940	2,560	1,411	592	1,625	—	—	9,461
680-739	367	631	758	466	266	873	—	—	3,361
620-679	54	135	165	90	121	445	—	—	1,010
<620	9	48	104	95	161	561	—	—	978
No FICO available(1)	1	—	2	1	3	14	—	—	21
Total residential mortgages	2,653	5,821	8,761	5,180	2,274	6,643	—	—	31,332
Home equity
800+	—	4	4	1	4	91	5,078	222	5,404
740-799	—	1	2	1	3	82	4,708	241	5,038
680-739	1	1	1	2	5	93	2,693	202	2,998
620-679	—	1	1	2	8	77	718	137	944
<620	—	2	1	1	10	80	332	230	656
Total home equity	1	9	9	7	30	423	13,529	1,032	15,040
Automobile
800+	81	539	1,062	368	162	47	—	—	2,259
740-799	134	671	1,038	375	165	52	—	—	2,435
680-739	147	577	708	252	118	39	—	—	1,841
620-679	94	316	345	112	65	26	—	—	958
<620	44	232	291	100	66	32	—	—	765
Total automobile	500	2,335	3,444	1,207	576	196	—	—	8,258
Education
800+	296	671	1,637	1,418	600	1,185	—	—	5,807
740-799	368	694	1,050	850	369	678	—	—	4,009
680-739	143	289	333	273	134	298	—	—	1,470
620-679	30	65	68	58	32	107	—	—	360
<620	5	18	25	23	15	55	—	—	141
No FICO available(1)	10	—	1	—	—	36	—	—	47
Total education	852	1,737	3,114	2,622	1,150	2,359	—	—	11,834
Other retail
800+	183	70	38	35	16	18	500	—	860
740-799	258	87	46	45	21	19	963	1	1,440
680-739	214	76	39	39	18	11	973	2	1,372
620-679	118	48	23	19	6	4	419	2	639
<620	31	35	18	14	4	2	251	2	357
No FICO available(1)	7	1	—	1	—	—	373	—	382
Total other retail	811	317	164	153	65	54	3,479	7	5,050
Total retail
800+	1,449	4,351	7,913	4,939	1,913	4,466	5,578	222	30,831
740-799	2,093	3,393	4,696	2,682	1,150	2,456	5,671	242	22,383
680-739	872	1,574	1,839	1,032	541	1,314	3,666	204	11,042
620-679	296	565	602	281	232	659	1,137	139	3,911
<620	89	335	439	233	256	730	583	232	2,897
No FICO available(1)	18	1	3	2	3	50	373	—	450
Total retail	$4,817	$10,219	$15,492	$9,169	$4,095	$9,675	$17,008	$1,039	$71,514
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 54

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Six Months Ended June 30, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$1	$11	$—	$3	$13	$—	$28
Commercial real estate	—	—	1	19	86	68	—	—	174
Total commercial	—	—	2	30	86	71	13	—	202
Residential mortgages	—	—	—	—	—	3	—	—	3
Home equity	—	—	—	—	—	2	5	1	8
Automobile	—	3	16	17	5	6	—	—	47
Education	—	—	3	13	14	33	—	—	63
Other retail	15	10	7	10	2	6	81	—	131
Total retail	15	13	26	40	21	50	86	1	252
Total loans and leases	$15	$13	$28	$70	$107	$121	$99	$1	$454

	Six Months Ended June 30, 2023
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$1	$32	$4	$1	$5	$29	$—	$72
Commercial real estate	—	—	—	22	6	38	—	—	66
Total commercial	—	1	32	26	7	43	29	—	138
Residential mortgages	—	—	—	—	1	1	—	—	2
Home equity	—	—	—	—	—	2	3	—	5
Automobile	—	15	21	7	6	5	—	—	54
Education	—	3	6	10	7	23	—	—	49
Other retail	19	20	7	5	7	5	49	—	112
Total retail	19	38	34	22	21	36	52	—	222
Total loans and leases	$19	$39	$66	$48	$28	$79	$81	$—	$360
Citizens Financial Group, Inc. | 55

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$43,311	$27	$17	$7	$261	$43,623	$25
Commercial real estate	27,424	72	101	36	678	28,311	111
Total commercial	70,735	99	118	43	939	71,934	136
Residential mortgages	31,417	93	45	182	153	31,890	126
Home equity	15,147	79	29	—	279	15,534	195
Automobile	6,190	113	36	—	44	6,383	6
Education	11,154	37	20	2	52	11,265	3
Other retail	4,707	40	28	1	60	4,836	1
Total retail	68,615	362	158	185	588	69,908	331
Total	$139,350	$461	$276	$228	$1,527	$141,842	$467
Guaranteed residential mortgages(1)	$821	$59	$28	$168	$—	$1,076	$—

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,591	$62	$18	$6	$297	$44,974	$30
Commercial real estate	28,745	150	59	40	477	29,471	71
Total commercial	73,336	212	77	46	774	74,445	101
Residential mortgages	30,499	282	118	256	177	31,332	144
Home equity	14,640	82	33	—	285	15,040	198
Automobile	8,005	144	48	—	61	8,258	7
Education	11,732	49	23	2	28	11,834	3
Other retail	4,899	49	34	29	39	5,050	—
Total retail	69,775	606	256	287	590	71,514	352
Total	$143,111	$818	$333	$333	$1,364	$145,959	$453
Guaranteed residential mortgages(1)	$675	$128	$76	$243	$—	$1,122	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At June 30, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $530 million and $556 million, respectively, and collateral-dependent commercial loans totaling $404 million and $233 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $317 million and $336 million as of June 30, 2024 and December 31, 2023, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company offers loan modifications, characterized as FDMs, to retail and commercial borrowers experiencing financial difficulty as a result of its loss mitigation activities that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. Payment delays consist of modifications that result in a delay of contractual amounts due greater than three months over a rolling 12-month period.
Citizens Financial Group, Inc. | 56

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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$184	$14	$—	$—	$—	$198	0.45%
Commercial real estate	—	307	87	—	24	49	467	1.65
Total commercial	—	491	101	—	24	49	665	0.92
Residential mortgages	2	15	5	—	2	—	24	0.08
Home equity	1	1	—	—	2	—	4	0.03
Automobile	—	—	—	—	—	—	—	—
Education	3	2	19	—	—	—	24	0.21
Other retail	4	—	—	—	—	—	4	0.08
Total retail	10	18	24	—	4	—	56	0.08
Total	$10	$509	$125	$—	$28	$49	$721	0.51%

	Three Months Ended June 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$123	$—	$—	$1	$1	$125	0.26%
Commercial real estate	—	298	—	—	—	1	299	1.03
Total commercial	—	421	—	—	1	2	424	0.54
Residential mortgages	2	17	—	—	8	—	27	0.09
Home equity	—	2	—	—	2	—	4	0.03
Automobile	—	—	—	—	—	—	—	—
Education	2	—	1	—	—	—	3	0.02
Other retail	3	—	—	—	—	—	3	0.06
Total retail	7	19	1	—	10	—	37	0.05
Total	$7	$440	$1	$—	$11	$2	$461	0.30%
Citizens Financial Group, Inc. | 57

	Six Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$210	$78	$—	$1	$32	$321	0.74%
Commercial real estate	—	569	110	—	63	50	792	2.80
Total commercial	—	779	188	—	64	82	1,113	1.55
Residential mortgages	3	50	8	—	4	—	65	0.20
Home equity	2	1	—	—	6	—	9	0.06
Automobile	—	—	—	—	—	—	—	—
Education	6	1	30	—	—	—	37	0.33
Other retail	9	—	—	—	—	—	9	0.19
Total retail	20	52	38	—	10	—	120	0.17
Total	$20	$831	$226	$—	$74	$82	$1,233	0.87%

	Six Months Ended June 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$160	$32	$—	$1	$21	$214	0.45%
Commercial real estate	—	335	—	—	—	1	336	1.16
Total commercial	—	495	32	—	1	22	550	0.70
Residential mortgages	4	35	—	—	10	—	49	0.16
Home equity	—	3	—	—	4	—	7	0.05
Automobile	—	—	—	—	—	—	—	—
Education	4	—	1	—	—	—	5	0.04
Other retail	6	—	—	—	—	—	6	0.12
Total retail	14	38	1	—	14	—	67	0.09
Total	$14	$533	$33	$—	$15	$22	$617	0.41%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and 2023, disaggregated by class of financing receivable.

	Three Months Ended June 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	1.59%	8	$1	$—
Commercial real estate	2.44	9	1	—
Residential mortgages	1.45	99	—	—
Home equity	4.63	92	—	—
Automobile	—	—	—	—
Education	4.37	24	—	—
Other retail	20.41	—	—	2

	Three Months Ended June 30, 2023
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.87%	9	$—	$—
Commercial real estate	—	7	—	—
Residential mortgages	2.04	52	—	—
Home equity	2.20	115	—	—
Automobile	2.40	19	—	—
Education	4.90	—	—	—
Other retail	18.76	—	—	1
Citizens Financial Group, Inc. | 58

	Six Months Ended June 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.84%	10	$1	$—
Commercial real estate	1.24	16	1	—
Residential mortgages	1.63	92	—	—
Home equity	3.82	90	—	—
Automobile	—	—	—	—
Education	4.41	24	—	—
Other retail	20.05	—	—	4

	Six Months Ended June 30, 2023
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.06%	9	$—	$—
Commercial real estate	—	8	—	—
Residential mortgages	1.86	48	—	—
Home equity	2.12	125	—	—
Automobile	2.59	21	—	—
Education	5.00	—	—	—
Other retail	18.28	22	—	2
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ending June 30, 2024 and the six month period ending June 30, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	June 30, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$300	$11	$—	$—	$115	$426
Commercial real estate	723	66	—	—	120	909
Total commercial	1,023	77	—	—	235	1,335
Residential mortgages	79	—	9	22	11	121
Home equity	6	—	—	—	10	16
Automobile	—	—	—	—	—	—
Education	31	1	1	—	31	64
Other retail	11	1	1	—	1	14
Total retail	127	2	11	22	53	215
Total	$1,150	$79	$11	$22	$288	$1,550

	June 30, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$151	$7	$—	$—	$56	$214
Commercial real estate	256	24	—	—	56	336
Total commercial	407	31	—	—	112	550
Residential mortgages	33	—	2	4	10	49
Home equity	1	—	—	—	6	7
Automobile	—	—	—	—	—	—
Education	4	—	—	—	1	5
Other retail	4	1	—	—	1	6
Total retail	42	1	2	4	18	67
Total	$449	$32	$2	$4	$130	$617
Citizens Financial Group, Inc. | 59

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

	Three Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$1	$—	$—	$1
Commercial real estate	—	33	—	—	33
Total commercial	—	34	—	—	34
Residential mortgages	—	5	1	1	7
Home equity	—	—	—	—	—
Automobile	—	—	—	—	—
Education	2	—	14	—	16
Other retail	1	—	—	—	1
Total retail	3	5	15	1	24
Total	$3	$39	$15	$1	$58

	Three Months Ended June 30, 2023
(dollars in millions)	Term Extension	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$—
Commercial real estate	38	—	38
Total commercial	38	—	38
Residential mortgages	2	2	4
Home equity	—	—	—
Automobile	—	—	—
Education	—	—	—
Other retail	—	—	—
Total retail	2	2	4
Total	$40	$2	$42

	Six Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$18	$—	$—	$18
Commercial real estate	—	70	—	—	70
Total commercial	—	88	—	—	88
Residential mortgages	—	12	1	1	14
Home equity	—	—	—	—	—
Automobile	—	—	—	—	—
Education	3	—	14	—	17
Other retail	1	—	—	—	1
Total retail	4	12	15	1	32
Total	$4	$100	$15	$1	$120
Citizens Financial Group, Inc. | 60

	Six Months Ended June 30, 2023
(dollars in millions)	Term Extension	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$3	$—	$20	$23
Commercial real estate	38	—	—	38
Total commercial	41	—	20	61
Residential mortgages	2	2	—	4
Home equity	—	—	—	—
Automobile	—	—	—	—
Education	—	—	—	—
Other retail	—	—	—	—
Total retail	2	2	—	4
Total	$43	$2	$20	$65
Unfunded commitments related to loans modified during the six months ended June 30, 2024 were $73 million at June 30, 2024. Unfunded commitments related to loans modified during the year ended December 31, 2023 were $221 million at December 31, 2023.
Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of June 30, 2024 and December 31, 2023, there were no material concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Cash proceeds from residential mortgage loans sold with servicing retained	$1,807	$2,513	$3,295	$4,088
Gain on sales(1)	15	22	30	41
Contractually specified servicing, late and other ancillary fees(1)	77	76	156	154
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $96.4 billion and $97.4 billion at June 30, 2024 and December 31, 2023, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
Citizens Financial Group, Inc. | 61

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Fair value as of beginning of the period	$1,564	$1,496	$1,552	$1,530
Amounts capitalized	25	36	43	57
Changes in unpaid principal balance during the period(1)	(43)	(41)	(89)	(82)
Changes in fair value during the period(2)	22	33	62	19
Fair value at end of the period	$1,568	$1,524	$1,568	$1,524
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

(dollars in millions)	June 30, 2024	December 31, 2023
Fair value	$1,568	$1,552
Weighted average life (years)	8.8	8.8
Weighted average constant prepayment rate	7.1%	7.2%
Decline in fair value from 10% adverse change	$37	$37
Decline in fair value from 20% adverse change	$71	$71
Weighted average option adjusted spread	635 bps	630 bps
Decline in fair value from 10% adverse change	$44	$43
Decline in fair value from 20% adverse change	$88	$87
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
Other Serviced Loans
Citizens engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	June 30, 2024	December 31, 2023
Education	$460	$502
Commercial and industrial(1)	97	94
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
Citizens Financial Group, Inc. | 62

Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$—	$13
Interest-bearing deposits in banks	209	106
Net loans and leases	5,034	3,194
Other assets	24	14
Total assets	$5,267	$3,327
Liabilities:
Long-term borrowed funds	$4,190	$2,692
Other liabilities	11	8
Total liabilities	$4,201	$2,700
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
A summary of these investments is presented below:

(dollars in millions)	June 30, 2024	December 31, 2023
Lending to special purpose entities included in loans and leases	$4,378	$4,760
LIHTC investments included in other assets	2,537	2,444
LIHTC unfunded commitments included in other liabilities	1,068	1,025
Asset-backed investments included in HTM securities	448	488
Renewable energy investments included in other assets	283	314
NMTC investments included in other assets	3	3
Lending to Special Purpose Entities
Citizens provides lending facilities to third-party sponsored special purpose entities. As of June 30, 2024 and December 31, 2023, the lending facilities had undrawn commitments to extend credit of $2.9 billion and $2.7 billion, respectively. For more information on commitments to extend credit see Note 11.
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
Citizens Financial Group, Inc. | 63

Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes (e.g., tax depreciation).
Contingent commitments related to the Company’s renewable energy investments were $63 million at June 30, 2024, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
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
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Tax credits recognized	$94	$87	$191	$174
Other tax benefits recognized	24	20	47	38
Amortization	(89)	(85)	(188)	(166)
Net benefit (expense) included in income tax expense	29	22	50	46
Other income	2	2	3	3
Allocated income (loss) on investments	(3)	(3)	(6)	(6)
Net benefit (expense) included in noninterest income	(1)	(1)	(3)	(3)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$28	$21	$47	$43
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2024 and 2023, this includes LIHTC, renewable energy and NMTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ended June 30, 2024 and 2023.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $2 million and $505 million as of June 30, 2024 and December 31, 2023, respectively.
Citizens Financial Group, Inc. | 64

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	June 30, 2024	December 31, 2023
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$90	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,244	—
2.500% fixed-rate senior unsecured notes, due February 2030	298	298
3.250% fixed-rate senior unsecured notes, due April 2030	747	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
2.638% fixed-rate subordinated debt, due September 2032	566	563
6.645% fixed/floating-rate senior unsecured notes, due April 2035	745	—
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	749	749
4.119% fixed/floating-rate senior unsecured notes, due May 2025(1)	—	649
6.064% fixed/floating-rate senior unsecured notes, due October 2025	600	599
5.284% fixed/floating-rate senior unsecured notes, due January 2026	350	349
3.750% senior unsecured notes, due February 2026	482	483
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 5.314% weighted average rate, due through 2043(2)	553	3,786
Secured borrowings, 5.667% weighted average rate, due through 2030(2)(3)	4,190	2,692
Other	23	18
Total long-term borrowed funds	$13,082	$13,467
(1) Notes were redeemed on May 23, 2024.
(2) Rate disclosed reflects the weighted average rate as of June 30, 2024.
(3) Collateralized by auto loans. See Note 6 for additional information.
At June 30, 2024, the Company’s long-term borrowed funds include principal balances of $13.2 billion, unamortized debt issuance costs and discounts of $77 million, and hedging basis adjustments of ($17) million. At December 31, 2023, the Company’s long-term borrowed funds include principal balances of $13.6 billion, unamortized debt issuance costs and discounts of $74 million, and hedging basis adjustments of ($17) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $5.0 billion and $9.2 billion at June 30, 2024 and December 31, 2023, respectively. The Company’s available FHLB borrowing capacity was $19.8 billion and $15.9 billion at June 30, 2024 and December 31, 2023, respectively. Citizens can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2024, the Company’s unused secured borrowing capacity was approximately $69.9 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 65

The following table presents a summary of maturities for the Company’s long-term borrowed funds at June 30, 2024:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2024	$106	$—	$106
2025	469	1,911	2,380
2026	499	2,690	3,189
2027	—	9	9
2028	—	2,695	2,695
2029 and thereafter	4,263	440	4,703
Total	$5,337	$7,745	$13,082
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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	June 30, 2024			December 31, 2023
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$76,731	$251	$67	$86,895	$173	$44
Derivatives not designated as hedging instruments:
Interest rate contracts	188,971	228	1,231	185,993	291	1,105
Foreign exchange contracts	29,770	345	285	32,528	434	378
Commodities contracts	1,157	516	467	1,251	685	640
TBA contracts	2,722	3	8	2,337	3	16
Other contracts	891	7	1	549	7	—
Total derivatives not designated as hedging instruments	223,511	1,099	1,992	222,658	1,420	2,139
Total gross derivatives	300,242	1,350	2,059	309,553	1,593	2,183
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(396)	(396)		(471)	(471)
Less: Cash collateral applied(1)		(587)	(116)		(682)	(150)
Total net derivatives presented in the Consolidated Balance Sheets		$367	$1,547		$440	$1,562
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions, as well as collateral paid and received.
Citizens Financial Group, Inc. | 66

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
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. The Company has entered into fair value hedges to manage interest rate risk within its AFS securities and long-term borrowed funds portfolios.
The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended June 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	($39)	($3)
Derivatives	40	3
Amounts related to interest settlements on derivatives	28	(3)
Total net interest income recognized on fair value hedges	$29	($3)
Three Months Ended June 30, 2023
Gains (losses) on fair value hedges recognized on:
Hedged items	($12)	$7
Derivatives	12	(7)
Amounts related to interest settlements on derivatives	1	(3)
Total net interest income recognized on fair value hedges	$1	($3)
Six Months Ended June 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	($174)	$—
Derivatives	179	—
Amounts related to interest settlements on derivatives	53	(7)
Total net interest income recognized on fair value hedges	$58	($7)
Six Months Ended June 30, 2023
Gains (losses) on fair value hedges recognized on:
Hedged items	($12)	($1)
Derivatives	12	1
Amounts related to interest settlements on derivatives	1	(8)
Total net interest income recognized on fair value hedges	$1	($8)
Citizens Financial Group, Inc. | 67

The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	June 30, 2024		December 31, 2023
	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$9,662	$—	$7,253	$—
Carrying amount of hedged liabilities	—	482	—	483
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(113)	(17)	60	(17)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.7 billion and $5.9 billion, respectively, including associated cumulative basis adjustments of $(88) million and $39 million, respectively. The amount of the designated hedging instruments was $4.8 billion and $4.0 billion at June 30, 2024 and December 31, 2023, respectively.
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
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Amount of pre-tax net gains (losses) recognized in OCI	($177)	($680)	($727)	($447)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest income	(232)	(137)	(435)	(264)
Amount of pre-tax net gains (losses) reclassified from AOCI into interest expense	—	1	—	1
Using the interest rate curve at June 30, 2024 with respect to cash flow hedge strategies, the Company estimates that approximately $984 million in pre-tax net losses will be reclassified from AOCI to net interest income over the next 12 months, including $448 million related to terminated swaps. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2024.
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
Citizens Financial Group, Inc. | 68

Residential MSRs are accounted for at fair value. Derivatives utilized to hedge the fair value of residential MSRs include interest rate futures, swaps, options, and forward contracts to purchase mortgage-backed securities. Gains and losses on residential MSRs and the related derivatives are reported in mortgage banking fees in the Consolidated Statements of Operations.
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2024	2023	2024	2023
Economic hedge type:
Customer interest rate contracts	($189)	($614)	($683)	($580)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	197	627	700	608	Foreign exchange and derivative products
Customer foreign exchange contracts	(23)	9	(133)	5	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	37	(18)	182	(20)	Foreign exchange and derivative products
Customer commodity contracts	32	(94)	67	(569)	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(25)	102	(57)	588	Foreign exchange and derivative products
Residential loan commitments	(5)	(20)	(7)	(18)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	6	26	9	15	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(18)	(31)	(56)	(15)	Mortgage banking fees
Total	$12	($13)	$22	$14
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at April 1, 2023	($1,149)	($2,424)	($370)	($3,943)
Other comprehensive income (loss) before reclassifications	(505)	(239)	—	(744)
Amounts reclassified to the Consolidated Statements of Operations	101	20	3	124
Net other comprehensive income (loss)	(404)	(219)	3	(620)
Balance at June 30, 2023	($1,553)	($2,643)	($367)	($4,563)
Balance at April 1, 2024	($1,343)	($2,497)	($324)	($4,164)
Other comprehensive income (loss) before reclassifications	(129)	(29)	—	(158)
Amounts reclassified to the Consolidated Statements of Operations	170	15	2	187
Net other comprehensive income (loss)	41	(14)	2	29
Balance at June 30, 2024	($1,302)	($2,511)	($322)	($4,135)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
Citizens Financial Group, Inc. | 69

	As of and for the Six Months Ended June 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Derivatives	Net Unrealized Gains (Losses) on Debt Securities	Employee Benefit Plans	Total AOCI
Balance at January 1, 2023	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	(332)	88	—	(244)
Amounts reclassified to the Consolidated Statements of Operations	195	40	6	241
Net other comprehensive income (loss)	(137)	128	6	(3)
Balance at June 30, 2023	($1,553)	($2,643)	($367)	($4,563)
Balance at January 1, 2024	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(534)	(202)	4	(732)
Amounts reclassified to the Consolidated Statements of Operations	319	29	7	355
Net other comprehensive income (loss)	(215)	(173)	11	(377)
Balance at June 30, 2024	($1,302)	($2,511)	($322)	($4,135)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2024			December 31, 2023
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares		Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000		$296
Series C	1,000		300,000		297	300,000		297
Series D	1,000	(1)	—		—	300,000	(2)	293
Series E	1,000	(1)	450,000	(3)	437	450,000		437
Series F	1,000		400,000		395	400,000		395
Series G	1,000		300,000		296	300,000		296
Series H	1,000	(1)	400,000	(4)	391	—		—
Total			2,150,000		$2,112	2,050,000		$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(4) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.
On May 23, 2024, the Company issued $400 million, or 400,000 shares, of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series H Preferred Stock”). As a result of this issuance, the Company received net proceeds of $391 million after underwriting fees and other expenses. The Series H Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. The Series H Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after July 6, 2029 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series H Preferred Stock without the prior approval of the FRB or other appropriate federal banking agency as required under applicable capital rules. Except in limited circumstances or otherwise required by law, holders of the Series H Preferred Stock do not have any voting rights.
In May 2024, the Company provided notice of its intent to redeem all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock. The Series D Preferred Stock was reclassified from stockholders’ equity to other liabilities in the Consolidated Balance Sheets prior to settlement. On July 8, 2024, the Company redeemed all outstanding shares of the Series D Preferred Stock.
Citizens Financial Group, Inc. | 70

For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2023 Form 10-K.
Dividends
The following tables summarize the Company’s dividend activity for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$194	$194	$0.42	$205	$205
Preferred stock
Series B	$21.66	$6	$6	$30.00	$9	$—
Series C	22.53	7	5	15.94	5	5
Series D	23.78	7	5	15.87	5	5
Series E	12.50	6	6	12.50	6	6
Series F	14.12	6	5	14.12	6	5
Series G	10.00	3	3	10.00	3	3
Total preferred stock		$35	$30		$34	$24

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.84	$391	$391	$0.84	$410	$410
Preferred stock
Series B	$43.38	$13	$13	$30.00	$9	$9
Series C	38.47	12	10	31.88	10	10
Series D	39.66	12	10	31.75	10	10
Series E	25.00	11	11	25.00	11	11
Series F	28.25	11	11	28.25	11	11
Series G	20.00	6	6	20.00	6	6
Total preferred stock		$65	$61		$57	$57
Treasury Stock
During the six months ended June 30, 2024 and 2023, the Company repurchased $500 million, or 15,000,188 shares, and repurchased $656 million, or 19,736,783 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2023 Form 10-K.

(dollars in millions)	June 30, 2024	December 31, 2023
Commitments to extend credit	$94,526	$94,201
Letters of credit	1,957	1,977
Loans sold with recourse	99	96
Marketing rights	17	18
Risk participation agreements	1	3
Total	$96,600	$96,295
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
Citizens Financial Group, Inc. | 71

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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At June 30, 2024, the remaining terms on these RPAs ranged from less than one year to nine years.
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
Citizens Financial Group, Inc. | 72

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
Fair Value Option
Citizens elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	June 30, 2024			December 31, 2023
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$519	$507	$12	$614	$593	$21
Commercial and industrial, and commercial real estate loans held for sale, at fair value	72	78	(6)	62	69	(7)
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
Short-term borrowed funds
Short-term borrowed funds include short positions in corporate bonds held by the Company’s trading desks and are classified as Level 2 in the fair value hierarchy. See “Short-term investments” above for more information regarding the valuation techniques utilized to value corporate bonds.
Citizens Financial Group, Inc. | 73

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at June 30, 2024:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$26,631	$—	$26,631	$—
Collateralized loan obligations	294	—	294	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	5,012	5,012	—	—
Total debt securities available for sale	31,938	5,012	26,926	—
Loans held for sale, at fair value:
Residential loans held for sale	519	—	519	—
Commercial loans held for sale	72	—	72	—
Total loans held for sale, at fair value	591	—	591	—
Mortgage servicing rights	1,568	—	—	1,568
Derivative assets:
Interest rate contracts	479	—	479	—
Foreign exchange contracts	345	—	345	—
Commodities contracts	516	—	516	—
TBA contracts	3	—	3	—
Other contracts	7	—	—	7
Total derivative assets	1,350	—	1,343	7
Equity securities, at fair value(1)	135	135	—	—
Short-term investments	61	30	31	—
Total assets	$35,643	$5,177	$28,891	$1,575
Derivative liabilities:
Interest rate contracts	$1,298	$—	$1,298	$—
Foreign exchange contracts	285	—	285	—
Commodities contracts	467	—	467	—
TBA contracts	8	—	8	—
Other contracts	1	—	—	1
Total derivative liabilities	2,059	—	2,058	1
Short-term borrowed funds	2	—	2	—
Total liabilities	$2,061	$—	$2,060	$1
(1) Excludes investments of $57 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $24 million at June 30, 2024, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 75

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,564	$8	$1,552	$7
Issuances	25	16	43	29
Settlements(1)	(43)	(13)	(89)	(23)
Changes in fair value during the period recognized in earnings(2)	22	(5)	62	(7)
Ending balance	$1,568	$6	$1,568	$6

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,496	$13	$1,530	$1
Issuances	36	20	57	35
Settlements(1)	(41)	(7)	(82)	(12)
Changes in fair value during the period recognized in earnings(2)	33	(20)	19	(18)
Ending balance	$1,524	$6	$1,524	$6
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

			As of June 30, 2024	As of December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.53-17.24% CPR (7.05% CPR)	6.70-14.55% CPR (7.23% CPR)
		Option adjusted spread	398-1,058 bps (635 bps)	398-1,058 bps (630 bps)
Other derivative contracts	Internal Model	Pull through rate	26.75-99.70% (80.80%)	24.90-99.70% (80.34%)
		MSR value	6.61-155.54 bps (103.92 bps)	(8.90)-141.24 bps (88.04 bps)
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure fair value on a nonrecurring basis, see Note 20 in the Company’s 2023 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Collateral-dependent loans	($64)	($64)	($120)	($68)

The following table presents assets measured at fair value on a nonrecurring basis:

	June 30, 2024				December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$934	$—	$934	$—	$789	$—	$789	$—
Citizens Financial Group, Inc. | 76

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	June 30, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,895	$7,924	$—	$—	$8,447	$7,490	$448	$434
Other loans held for sale	92	92	—	—	—	—	92	92
Net loans and leases	139,717	137,363	—	—	934	934	138,783	136,429
Other assets	731	731	—	—	709	709	22	22
Financial liabilities:
Deposits	176,352	176,102	—	—	176,352	176,102	—	—
Short-term borrowed funds	2	2	—	—	2	2	—	—
Long-term borrowed funds	13,082	12,719	—	—	13,082	12,719	—	—

	December 31, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,184	$8,350	$—	$—	$8,696	$7,887	$488	$463
Other loans held for sale	103	103	—	—	—	—	103	103
Net loans and leases	143,861	140,504	—	—	789	789	143,072	139,715
Other assets	869	869	—	—	851	851	18	18
Financial liabilities:
Deposits	177,342	177,096	—	—	177,342	177,096	—	—
Short-term borrowed funds	505	505	—	—	505	505	—	—
Long-term borrowed funds	13,467	13,012	—	—	13,467	13,012	—	—
Citizens Financial Group, Inc. | 77

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$75	$30	$—	$—	$105
Card fees	74	13	—	4	91
Capital markets fees	—	126	—	—	126
Wealth fees(1)	75	—	—	—	75
Other banking fees	—	4	—	1	5
Total revenue from contracts with customers	$224	$173	$—	$5	$402
Total revenue from other sources(2)	53	69	—	29	151
Total noninterest income	$277	$242	$—	$34	$553

	Three Months Ended June 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$66	$35	$—	$—	$101
Card fees	67	11	—	—	78
Capital markets fees	—	76	—	—	76
Wealth fees(1)	65	—	—	—	65
Other banking fees	—	3	—	—	3
Total revenue from contracts with customers	$198	$125	$—	$—	$323
Total revenue from other sources(2)	70	82	—	31	183
Total noninterest income	$268	$207	$—	$31	$506

	Six Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$138	$63	$—	$—	$201
Card fees	140	28	—	7	175
Capital markets fees	—	242	—	—	242
Wealth fees(1)	143	—	—	—	143
Other banking fees	1	6	—	1	8
Total revenue from contracts with customers	$422	$339	$—	$8	$769
Total revenue from other sources(2)	113	130	—	58	301
Total noninterest income	$535	$469	$—	$66	$1,070

	Six Months Ended June 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$133	$67	$—	$—	$200
Card fees	126	23	—	—	149
Capital markets fees	—	147	—	—	147
Wealth fees(1)	128	—	—	—	128
Other banking fees	1	7	—	—	8
Total revenue from contracts with customers	$388	$244	$—	$—	$632
Total revenue from other sources(2)	136	164	—	59	359
Total noninterest income	$524	$408	$—	$59	$991
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during the second quarter of 2024.
(2) Includes bank-owned life insurance income of $30 million and $23 million for the three months ended June 30, 2024 and 2023, respectively, and $54 million and $46 million for the six months ended June 30, 2024 and 2023, respectively.
The Company recognized trailing commissions of $3 million for the three months ended June 30, 2024 and 2023, and $7 million for the six months ended June 30, 2024 and 2023 related to ongoing commissions from previous investment sales.
Citizens Financial Group, Inc. | 78

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Marketing	$49	$56	$84	$94
Deposit insurance	46	43	122	79
Other	93	98	185	193
Other operating expense	$188	$197	$391	$366
NOTE 15 - EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$392	$478	$726	$989
Less: Preferred stock dividends	35	34	65	57
Net income available to common stockholders	$357	$444	$661	$932
Denominator:
Weighted-average common shares outstanding - basic	454,142,489	479,470,543	457,750,585	482,440,926
Dilutive common shares: share-based awards	2,418,533	1,504,738	2,258,961	1,811,177
Weighted-average common shares outstanding - diluted	456,561,022	480,975,281	460,009,546	484,252,103
Earnings per common share:
Basic	$0.79	$0.93	$1.44	$1.93
Diluted(1)	0.78	0.92	1.44	1.92
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 1,206,158 and 3,249,834 for the three months ended June 30, 2024 and 2023, respectively, and 1,318,088 and 2,305,895 for the six months ended June 30, 2024 and 2023, respectively.
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
Citizens Financial Group, Inc. | 79

	Three Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,120	$494	($31)	($173)	$1,410
Noninterest income	277	242	—	34	553
Total revenue	1,397	736	(31)	(139)	1,963
Noninterest expense	915	311	26	49	1,301
Profit (loss) before provision (benefit) for credit losses	482	425	(57)	(188)	662
Provision (benefit) for credit losses	84	90	10	(2)	182
Income (loss) before income tax expense (benefit)	398	335	(67)	(186)	480
Income tax expense (benefit)	102	76	(17)	(73)	88
Net income (loss)	$296	$259	($50)	($113)	$392
Total average assets	$74,295	$68,958	$9,418	$66,551	$219,222

	Three Months Ended June 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,023	$584	($28)	$9	$1,588
Noninterest income	268	207	—	31	506
Total revenue	1,291	791	(28)	40	2,094
Noninterest expense	875	315	33	83	1,306
Profit (loss) before provision (benefit) for credit losses	416	476	(61)	(43)	788
Provision (benefit) for credit losses	68	71	13	24	176
Income (loss) before income tax expense (benefit)	348	405	(74)	(67)	612
Income tax expense (benefit)	91	100	(19)	(38)	134
Net income (loss)	$257	$305	($55)	($29)	$478
Total average assets	$72,583	$77,546	$14,456	$57,788	$222,373

	Six Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$2,213	$1,008	($68)	($301)	$2,852
Noninterest income	535	469	—	66	1,070
Total revenue	2,748	1,477	(68)	(235)	3,922
Noninterest expense	1,818	628	51	162	2,659
Profit (loss) before provision (benefit) for credit losses	930	849	(119)	(397)	1,263
Provision (benefit) for credit losses	165	171	29	(12)	353
Income (loss) before income tax expense (benefit)	765	678	(148)	(385)	910
Income tax expense (benefit)	197	160	(38)	(135)	184
Net income (loss)	$568	$518	($110)	($250)	$726
Total average assets	$74,064	$69,529	$9,986	$66,417	$219,996

	Six Months Ended June 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$2,034	$1,181	($43)	$59	$3,231
Noninterest income	524	408	—	59	991
Total revenue	2,558	1,589	(43)	118	4,222
Noninterest expense	1,732	646	65	159	2,602
Profit (loss) before provision (benefit) for credit losses	826	943	(108)	(41)	1,620
Provision (benefit) for credit losses	131	118	34	61	344
Income (loss) before income tax expense (benefit)	695	825	(142)	(102)	1,276
Income tax expense (benefit)	181	201	(37)	(58)	287
Net income (loss)	$514	$624	($105)	($44)	$989
Total average assets	$72,230	$78,215	$15,068	$57,028	$222,541
Citizens Financial Group, Inc. | 80

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended June 30, 2024 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
April 1, 2024 - April 30, 2024	4,765,352	$34.77	4,763,733	$628,389,045
May 1, 2024 - May 31, 2024	177	$34.11	—	$628,389,045
June 1, 2024 - June 30, 2024	989,720	$34.75	989,604	$1,250,000,000
(1) Includes shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards.
(2) On June 28, 2024, the Company announced that its Board of Directors increased the capacity under its common share repurchase program by an additional $656 million, which was incremental to the $594 million of capacity remaining under the prior February 2023 authorization.
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
Citizens Financial Group, Inc. | 81

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective July 8, 2024 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed July 9, 2024)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

10.1 Form of Restricted Cash Award Agreement†*

10.2 Form of Executive Letter Agreement for Stock Ownership Guidelines†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 82

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ C. Jack Read
Name: C. Jack Read
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Authorized Officer)

Citizens Financial Group, Inc. | 83