Form 10-Q
period 2024-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2024-11-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 440,700,533 shares of the registrant’s common stock ($0.01 par value) outstanding on October 25, 2024.

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
Citizens Financial Group, Inc. | 3

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
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $219.7 billion in assets as of September 30, 2024. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,100 ATMs and more than 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
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
Citizens Financial Group, Inc. | 7

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $48 million and $311 million for the three and nine months ended September 30, 2024, respectively, with earnings per diluted common share down $0.08 to $0.77 and down $0.58 to $2.20 compared to the same periods in 2023.
Results reflect notable items of $10 million or $0.02 per diluted common share, net of tax benefit, for the three months ended September 30, 2024, compared to $18 million or $0.04 per diluted common share, net of tax benefit, for the same period in 2023. For the nine months ended September 30, 2024, notable items were $87 million or $0.19 per diluted common share, net of tax benefit, as compared to $120 million or $0.25 per diluted common share, net of tax benefit, for the same period in 2023.

Table 1: Notable Items
	Three Months Ended September 30, 2024
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Underlying results (non-GAAP)
Noninterest income	$532	$—	($2)	$—	$534
Noninterest expense	1,259	2	9	—	1,248
Income tax expense	88	—	(3)	—	91

	Three Months Ended September 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Underlying results (non-GAAP)
Noninterest income	$492	$—	$—	$—	$492
Noninterest expense	1,293	8	14	—	1,271
Income tax expense	119	(2)	(2)	—	123

	Nine Months Ended September 30, 2024
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Underlying results (non-GAAP)
Noninterest income	$1,602	$—	$5	$—	$1,597
Noninterest expense	3,918	8	84	40	3,786
Income tax expense	272	(2)	(28)	(10)	312

	Nine Months Ended September 30, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment	Underlying results (non-GAAP)
Noninterest income	$1,483	$—	$—	$—	$1,483
Noninterest expense	3,895	99	62	—	3,734
Income tax expense	406	(26)	(15)	—	447
(1) Includes integration related costs associated with acquisitions.
(2) Primarily includes our TOP revenue and efficiency initiatives for the three and nine months ended September 30, 2024 and 2023.
(3) Represents an industry-wide FDIC special assessment. For more information, see “Regulation and Supervision - Deposit Insurance” in our 2023 Form 10-K.
Citizens Financial Group, Inc. | 8

•Net income available to common stockholders decreased $56 million and $327 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
◦On an Underlying basis, net income available to common stockholders of $354 million and $1.1 billion for the three and nine months ended September 30, 2024, respectively, compared with $418 million and $1.5 billion for the same periods in 2023.
◦On an Underlying basis, earnings per diluted common share of $0.79 and $2.39 for the three and nine months ended September 30, 2024, respectively, compared to $0.89 and $3.03 for the same periods in 2023.
•Total revenue decreased $113 million and $413 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by decreases of 10% and 11%, respectively, in net interest income.
•The efficiency ratio of 66.2% and 67.3% for the three and nine months ended September 30, 2024, respectively, compared to 64.2% and 62.5% for the same periods in 2023.
◦On an Underlying basis, the efficiency ratio of 65.6% and 65.1% for the three and nine months ended September 30, 2024, respectively, compared to 63.1% and 59.9% for the same periods in 2023.
•ROTCE of 9.5% and 9.6% for the three and nine months ended September 30, 2024, respectively, compared to 12.0% and 12.9% for the same periods in 2023.
◦On an Underlying basis, ROTCE of 9.7% and 10.5% for the three and nine months ended September 30, 2024, respectively, compared to 12.5% and 14.1% for the same periods in 2023.
•Tangible book value per common share of $33.54 increased 9% from December 31, 2023.
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
Citizens Financial Group, Inc. | 10

The following tables present the major components of our net interest income. Average balance represents amortized cost, excluding the unamortized basis adjustments related to the transfer of certain HTM securities from AFS, and LHFS, at fair value. The yield/rate is based on annualized interest income or expense for the periods presented and includes the impact of hedging activities associated with the respective asset and liability categories.

Table 2: Major Components of Net Interest Income
	Three Months Ended September 30,
	2024			2023			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$8,896	$121	5.30%	$8,005	$111	5.42%	$891	(12) bps
Taxable investment securities	45,083	423	3.75	39,271	290	2.95	5,812	80
Non-taxable investment securities	1	—	2.60	2	—	2.68	(1)	(8)
Total investment securities	45,084	423	3.75	39,273	290	2.95	5,811	80
Commercial and industrial	44,071	556	4.95	48,908	762	6.10	(4,837)	(115)
Commercial real estate	28,209	452	6.26	29,353	467	6.23	(1,144)	3
Total commercial	72,280	1,008	5.46	78,261	1,229	6.15	(5,981)	(69)
Residential mortgages	32,117	301	3.75	30,838	267	3.46	1,279	29
Home equity	15,733	317	8.02	14,589	286	7.77	1,144	25
Automobile	5,942	64	4.28	9,849	103	4.16	(3,907)	12
Education	11,155	153	5.45	12,147	156	5.11	(992)	34
Other retail	4,776	133	11.04	5,107	125	9.67	(331)	137
Total retail	69,723	968	5.53	72,530	937	5.14	(2,807)	39
Total loans and leases	142,003	1,976	5.50	150,791	2,166	5.66	(8,788)	(16)
Loans held for sale, at fair value	1,108	18	6.31	1,204	20	6.72	(96)	(41)
Other loans held for sale	73	1	5.46	321	8	9.01	(248)	(355)
Interest-earning assets	197,164	2,539	5.09	199,594	2,595	5.13	(2,430)	(4)
Noninterest-earning assets	21,414			20,568			846
Total assets	$218,578			$220,162			($1,584)
Liabilities and Stockholders’ Equity
Checking with interest	$33,090	$131	1.58%	$33,545	$126	1.49%	($455)	9
Money market	53,152	444	3.32	52,057	415	3.17	1,095	15
Savings	26,868	128	1.89	29,516	123	1.65	(2,648)	24
Term	24,705	287	4.65	21,604	234	4.29	3,101	36
Total interest-bearing deposits	137,815	990	2.86	136,722	898	2.60	1,093	26
Short-term borrowed funds	150	3	6.06	506	8	6.21	(356)	(15)
Long-term borrowed funds	13,690	177	5.20	13,202	167	5.02	488	18
Total borrowed funds	13,840	180	5.21	13,708	175	5.07	132	14
Total interest-bearing liabilities	151,655	1,170	3.07	150,430	1,073	2.83	1,225	24
Demand deposits	36,236			39,728			(3,492)
Other noninterest-bearing liabilities	6,194			6,813			(619)
Total liabilities	194,085			196,971			(2,886)
Stockholders’ equity	24,493			23,191			1,302
Total liabilities and stockholders’ equity	$218,578			$220,162			($1,584)
Interest rate spread			2.02%			2.30%		(28)
Net interest income and net interest margin		$1,369	2.76%		$1,522	3.03%		(27)
Net interest income and net interest margin, FTE(1)		$1,373	2.77%		$1,526	3.03%		(26)
Memo: Total deposits (interest-bearing and demand)	$174,051	$990	2.26%	$176,450	$898	2.02%	($2,399)	24	bps
Citizens Financial Group, Inc. | 11

	Nine Months Ended September 30,
	2024			2023			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$9,602	$391	5.35%	$7,232	$280	5.10%	$2,370	25 bps
Taxable investment securities	44,561	1,239	3.71	38,742	823	2.83	5,819	88
Non-taxable investment securities	1	—	2.60	2	—	2.68	(1)	(8)
Total investment securities	44,562	1,239	3.71	38,744	823	2.83	5,818	88
Commercial and industrial	44,342	1,795	5.32	51,136	2,286	5.90	(6,794)	(58)
Commercial real estate	28,681	1,376	6.30	29,122	1,328	6.01	(441)	29
Total commercial	73,023	3,171	5.71	80,258	3,614	5.94	(7,235)	(23)
Residential mortgages	31,713	874	3.68	30,496	776	3.39	1,217	29
Home equity	15,387	920	7.99	14,336	790	7.37	1,051	62
Automobile	6,832	218	4.27	10,920	335	4.11	(4,088)	16
Education	11,472	463	5.39	12,455	465	5.00	(983)	39
Other retail	4,866	392	10.76	5,184	365	9.41	(318)	135
Total retail	70,270	2,867	5.45	73,391	2,731	4.97	(3,121)	48
Total loans and leases	143,293	6,038	5.58	153,649	6,345	5.48	(10,356)	10
Loans held for sale, at fair value	952	45	6.29	1,199	55	6.10	(247)	19
Other loans held for sale	152	11	9.39	380	25	8.57	(228)	82
Interest-earning assets	198,561	7,724	5.15	201,204	7,528	4.96	(2,643)	19
Noninterest-earning assets	20,959			20,535			424
Total assets	$219,520			$221,739			($2,219)
Liabilities and Stockholders’ Equity:
Checking with interest	$33,017	$368	1.49%	$34,693	$333	1.28%	($1,676)	21
Money market	52,552	1,320	3.35	50,562	1,050	2.78	1,990	57
Savings	27,389	369	1.80	29,539	310	1.40	(2,150)	40
Term	25,274	885	4.68	17,240	478	3.70	8,034	98
Total interest-bearing deposits	138,232	2,942	2.84	132,034	2,171	2.20	6,198	64
Short-term borrowed funds	324	14	5.64	831	36	5.71	(507)	(7)
Long-term borrowed funds	14,147	547	5.15	15,909	568	4.74	(1,762)	41
Total borrowed funds	14,471	561	5.16	16,740	604	4.79	(2,269)	37
Total interest-bearing liabilities	152,703	3,503	3.06	148,774	2,775	2.49	3,929	57
Demand deposits	36,374			42,657			(6,283)
Other noninterest-bearing liabilities	6,544			6,573			(29)
Total liabilities	195,621			198,004			(2,383)
Stockholders’ equity	23,899			23,735			164
Total liabilities and stockholders’ equity	$219,520			$221,739			($2,219)
Interest rate spread			2.09%			2.47%		(38)
Net interest income and net interest margin		$4,221	2.84%		$4,753	3.16%		(32)
Net interest income and net interest margin, FTE(1)		$4,234	2.85%		$4,766	3.17%		(32)
Memo: Total deposits (interest-bearing and demand)	$174,606	$2,942	2.25%	$174,691	$2,171	1.66%	($85)	59	bps
(1) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income decreased $153 million, or 10%, and decreased $532 million, or 11%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting lower net interest margin and a decline of 1% in average interest-earning assets.
Net interest margin on a FTE basis decreased 26 basis points and 32 basis points for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting higher funding and swap costs and the impact of building liquidity, partially offset by the benefit of Non-Core portfolio runoff. The decrease during the nine-month period is also partially offset by higher interest-earning-asset yields.
Average interest-earning assets decreased $2.4 billion and $2.6 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by a decline in total loans and leases, partially offset by an increase in investment securities and cash held in interest-bearing deposits.
Citizens Financial Group, Inc. | 12

Average deposits decreased $2.4 billion for the three months ended September 30, 2024 compared to the same period in 2023, driven by a reduction in higher-cost Treasury deposits and rate-driven migration, partially offset by growth in Private Bank deposits. Average deposits were stable for the nine months ended September 30, 2024 compared to the same period in 2023.
Average total borrowed funds increased $132 million and decreased $2.3 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting a decline in FHLB advances driven by Non-Core portfolio runoff, and a remix of funding to long-term senior debt and secured borrowings collateralized by loans. These factors are largely offsetting during the three-month period, with the decrease during the nine-month period driven by FHLB advances.
Noninterest Income

Table 3: Noninterest Income
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	Percent	2024	2023	Change	Percent
Service charges and fees	$109	$105	$4	4%	$311	$306	$5	2%
Capital markets fees	94	67	27	40	346	232	114	49
Card fees	93	74	19	26	271	226	45	20
Wealth fees(1)	76	63	13	21	219	191	28	15
Mortgage banking fees	46	69	(23)	(33)	149	185	(36)	(19)
Foreign exchange and derivative products	36	48	(12)	(25)	111	140	(29)	(21)
Letter of credit and loan fees	45	43	2	5	130	126	4	3
Securities gains, net	9	5	4	80	14	19	(5)	(26)
Other income(2)	24	18	6	33	51	58	(7)	(12)
Noninterest income	$532	$492	$40	8%	$1,602	$1,483	$119	8%
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during the second quarter of 2024.
(2) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the changes in noninterest income for the three and nine months ended September 30, 2024, compared to the same periods in 2023, are highlighted below.
•Capital markets fees increased given higher underwriting and M&A advisory fees. Higher loan syndication fees are also a driver during the nine-month period.
•Card fees increased driven primarily by higher credit card fees, including favorable vendor contract negotiations.
•Wealth fees reflect increased sales activity and higher asset management fees.
•Mortgage banking fees declined reflecting lower production and servicing fees and a decline in MSR valuation, net of hedge impact.
•Foreign exchange and derivative products revenue decreased given reduced client activity related to interest rate and commodities hedging.
Citizens Financial Group, Inc. | 13

Noninterest Expense

Table 4: Noninterest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	Percent	2024	2023	Change	Percent
Salaries and employee benefits	$647	$659	($12)	(2%)	$1,983	$1,932	$51	3%
Equipment and software	194	191	3	2	576	541	35	6
Outside services	146	160	(14)	(9)	469	513	(44)	(9)
Occupancy	108	107	1	1	335	367	(32)	(9)
Other operating expense	164	176	(12)	(7)	555	542	13	2
Noninterest expense	$1,259	$1,293	($34)	(3%)	$3,918	$3,895	$23	1%
The decrease in noninterest expense for the three months ended September 30, 2024, compared to the same period in 2023, was driven by salaries and employee benefits reflecting lower headcount and other operating expense reflecting lower marketing-related expenses.
The increase in noninterest expense for the nine months ended September 30, 2024, compared to the same period in 2023, was driven by salaries and employee benefits reflecting our Private Bank build-out, equipment and software given technology investments and maintenance, and other operating expense largely associated with FDIC deposit insurance, reflecting an estimate of CBNA’s incremental special assessment of $40 million recognized in 2024. These increases were partially offset by lower marketing and travel-related expenses.
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
Provision expense of $172 million and $525 million for the three and nine months ended September 30, 2024, respectively, compared to $172 million and $516 million for the same periods in 2023. The provision expense for the three and nine months ended September 30, 2024 reflects higher reserves against the CRE office portfolio primarily driven by elevated interest rates and return-to-office dynamics.
Income Tax Expense
Income tax expense of $88 million and $272 million decreased $31 million and $134 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The effective income tax rate of 18.6% and 19.7% for the three and nine months ended September 30, 2024 decreased from 21.5% and 22.2%, respectively, compared to the same periods in 2023. These decreases reflect a higher benefit from tax-advantaged investments and the favorable impact of certain tax matters. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 14

Business Operating Segments
We have three business operating segments: Consumer Banking, Commercial Banking, and Non-Core. See Note 16 for more information regarding our business operating segments.
The following tables present certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations.

Table 5: Selected Financial Data for Business Operating Segments
	Three Months Ended September 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$1,156	$1,067	$478	$560	($28)	($41)
Noninterest income	285	278	207	180	—	—
Total revenue	1,441	1,345	685	740	(28)	(41)
Noninterest expense	916	905	300	325	23	30
Profit (loss) before credit losses	525	440	385	415	(51)	(71)
Net charge-offs	84	67	91	67	17	20
Income (loss) before income tax expense (benefit)	441	373	294	348	(68)	(91)
Income tax expense (benefit)	114	97	63	88	(17)	(24)
Net income (loss)	$327	$276	$231	$260	($51)	($67)
Average Balances:
Total assets	$75,392	$72,964	$68,092	$74,997	$8,389	$13,113
Total loans and leases(1)	69,021	66,641	64,974	71,898	8,352	13,010
Deposits	121,899	117,979	44,190	47,221	—	—
Interest-earning assets	69,608	67,273	65,550	72,275	8,352	13,010

	Nine Months Ended September 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$3,369	$3,101	$1,486	$1,741	($96)	($84)
Noninterest income	820	802	676	588	—	—
Total revenue	4,189	3,903	2,162	2,329	(96)	(84)
Noninterest expense	2,734	2,637	928	971	74	95
Profit (loss) before credit losses	1,455	1,266	1,234	1,358	(170)	(179)
Net charge-offs	249	198	262	185	46	54
Income (loss) before income tax expense (benefit)	1,206	1,068	972	1,173	(216)	(233)
Income tax expense (benefit)	311	278	223	289	(55)	(61)
Net income (loss)	$895	$790	$749	$884	($161)	($172)
Average Balances:
Total assets	$74,510	$72,477	$69,046	$77,130	$9,450	$14,409
Total loans and leases(1)	68,146	66,171	66,048	73,961	9,408	14,332
Deposits	120,803	116,477	44,766	47,221	—	—
Interest-earning assets	68,740	66,823	66,507	74,350	9,408	14,332
(1) Includes LHFS.
Consumer Banking
Net interest income increased $89 million and $268 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by higher net interest margin reflecting higher interest-earning asset yields and growth in average interest-earning assets. These increases were partially offset by higher funding costs.
Noninterest income increased $7 million and $18 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by wealth fees reflecting increased sales activity and higher asset management fees, higher credit card fees, and service charges and fees given higher overdraft and cash management fees. These increases were partially offset by mortgage banking fees reflecting lower production and servicing fees and a decline in MSR valuation, net of hedge impact.
Citizens Financial Group, Inc. | 15

Noninterest expense increased $97 million for the nine months ended September 30, 2024 compared to the same period in 2023, driven primarily by salaries and benefits reflecting our Private Bank build-out. Noninterest expense was stable for the three months ended September 30, 2024 compared to the same period in 2023.
Net charge-offs increased $17 million and $51 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven primarily by other retail and education.
Commercial Banking
Net interest income decreased $82 million and $255 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by lower net interest margin, a decline in average interest-earning assets and higher funding costs.
Noninterest income increased $27 million and $88 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by capital markets fees reflecting higher underwriting and M&A advisory fees. These increases were partially offset by foreign exchange and derivative products revenue given reduced client activity related to interest rate and commodities hedging. Higher loan syndication fees are also a driver during the nine-month period.
Noninterest expense decreased $25 million and $43 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven primarily by salaries and employee benefits reflecting lower headcount.
Net charge-offs increased $24 million and $77 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase during the three-month period was driven by the resolution of several nonperforming credits in commercial and industrial, while the increase during the nine-month period was primarily driven by the office segment of CRE, partially offset by a decline in commercial and industrial.
Non-Core
Net interest income decreased $12 million for the nine months ended September 30, 2024 compared to the same period in 2023, driven by the highest-cost implied marginal funding sources during 2024, including secured borrowings collateralized by auto loans and FHLB advances, and a decline in average interest-earning assets.
Average loans and leases decreased $4.7 billion and $4.9 billion for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, driven by planned Non-Core portfolio runoff.
Citizens Financial Group, Inc. | 16

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 6: Amortized Cost and Fair Value of Securities
	September 30, 2024		December 31, 2023
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,726	$4,689	$4,493	$4,380
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	28,995	27,650	26,289	24,477
Other/non-agency	274	261	279	255
Total mortgage-backed securities	29,269	27,911	26,568	24,732
Collateralized loan obligations	234	234	667	664
Total debt securities available for sale	$34,230	$32,835	$31,729	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,308	$7,645	$8,696	$7,887
Total mortgage-backed securities	8,308	7,645	8,696	7,887
Asset-backed securities	430	422	488	463
Total debt securities held to maturity	$8,738	$8,067	$9,184	$8,350
Total debt securities available for sale and held to maturity	$42,968	$40,902	$40,913	$38,127
Equity securities, at cost(2)	$732	$732	$869	$869
Equity securities, at fair value(2)	203	203	173	173
(1) Excludes portfolio level basis adjustments of $176 million and $60 million, respectively, for securities designated in active fair value hedge relationships at September 30, 2024 and December 31, 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of September 30, 2024, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $34.1 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk Management and Governance” section in this document. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2023 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of September 30, 2024, the portfolio’s average effective duration, including recent hedging actions to reduce duration, was 3.3 years compared with 3.9 years as of December 31, 2023.
Citizens Financial Group, Inc. | 17

Loans and Leases

Table 7: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	September 30, 2024	December 31, 2023	Change	Percent
Commercial and industrial	$43,825	$44,974	($1,149)	(3)%
Commercial real estate	27,983	29,471	(1,488)	(5)
Total commercial	71,808	74,445	(2,637)	(4)
Residential mortgages	32,379	31,332	1,047	3
Home equity	15,992	15,040	952	6
Automobile	5,540	8,258	(2,718)	(33)
Education	11,118	11,834	(716)	(6)
Other retail	4,795	5,050	(255)	(5)
Total retail	69,824	71,514	(1,690)	(2)
Total loans and leases	$141,632	$145,959	($4,327)	(3)%
See Note 1 for a description of changes made to the Company’s loans and leases presentation during the first quarter of 2024.
The decrease in total loans and leases as of September 30, 2024 compared to December 31, 2023 reflects a $2.6 billion decrease in commercial given balance sheet optimization actions, paydowns and lower client demand. Retail decreased $1.7 billion, primarily driven by planned Non-Core portfolio runoff, partially offset by growth in home equity and mortgage.
Credit Quality
See Note 1 for a description of changes made to the Company’s loans and leases presentation during the first quarter of 2024.
The ACL is a reserve to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4, and Note 6 in our 2023 Form 10-K.
The ACL as of September 30, 2024 compared to December 31, 2023 reflects a decrease of $32 million. For further information see Note 4.

Table 8: ACL and Related Coverage Ratios by Portfolio
	September 30, 2024			December 31, 2023
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$43,825	$506	1.15%	$44,974	$587	1.31%
Commercial real estate	27,983	681	2.43	29,471	663	2.25
Total commercial	71,808	1,187	1.65	74,445	1,250	1.68
Residential mortgages	32,379	164	0.51	31,332	181	0.58
Home equity	15,992	102	0.64	15,040	100	0.66
Automobile	5,540	29	0.52	8,258	57	0.69
Education	11,118	288	2.59	11,834	259	2.18
Other retail	4,795	309	6.44	5,050	251	4.98
Total retail	69,824	892	1.28	71,514	848	1.19
Total loans and leases	$141,632	$2,079	1.47%	$145,959	$2,098	1.44%
Allowance for Unfunded Lending Commitments
Commercial(1)		$164	1.88%		$175	1.91%
Retail(2)		43	1.34		45	1.25
Total allowance for unfunded lending commitments		207			220
Allowance for credit losses	$141,632	$2,286	1.61%	$145,959	$2,318	1.59%
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

Citizens Financial Group, Inc. | 18

Table 9: Nonaccrual Loans and Leases
(dollars in millions)	September 30, 2024	December 31, 2023	Change		Percent
Commercial and industrial	$219	$297	($78)		(26%)
Commercial real estate	852	477	375		79
Total commercial	1,071	774	297		38
Residential mortgages	169	177	(8)		(5)
Home equity	281	285	(4)		(1)
Automobile	46	61	(15)		(25)
Education	59	28	31		111
Other retail	61	39	22		56
Total retail	616	590	26		4
Nonaccrual loans and leases	$1,687	$1,364	$323		24%
Nonaccrual loans and leases to total loans and leases	1.19%	0.93%	26	bps
Allowance for loan and lease losses to nonaccrual loans and leases	123	154	(31%)
Allowance for credit losses to nonaccrual loans and leases	136	170	(34%)

Table 10: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended September 30,
	2024			2023
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$54	$44,071	0.49%	$22	$48,908	0.18%
Commercial real estate	44	28,209	0.62	48	29,353	0.65
Total commercial	98	72,280	0.54	70	78,261	0.35
Residential mortgages	—	32,117	—	(1)	30,838	(0.02)
Home equity	(1)	15,733	(0.03)	(3)	14,589	(0.08)
Automobile	13	5,942	0.81	15	9,849	0.60
Education	24	11,155	0.85	22	12,147	0.72
Other retail	58	4,776	4.93	50	5,107	3.95
Total retail	94	69,723	0.54	83	72,530	0.46
Total loans and leases	$192	$142,003	0.54%	$153	$150,791	0.40%

	Nine Months Ended September 30,
	2024			2023
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$61	$44,342	0.18%	$85	$51,136	0.22%
Commercial real estate	218	28,681	1.02	113	29,122	0.52
Total commercial	279	73,023	0.51	198	80,258	0.33
Residential mortgages	1	31,713	—	—	30,496	—
Home equity	(6)	15,387	(0.05)	(9)	14,336	(0.08)
Automobile	31	6,832	0.60	38	10,920	0.47
Education	77	11,472	0.90	62	12,455	0.66
Other retail	175	4,866	4.82	149	5,184	3.87
Total retail	278	70,270	0.53	240	73,391	0.44
Total loans and leases	$557	$143,293	0.52%	$438	$153,649	0.38%
For the three and nine months ended September 30, 2024, net charge-offs increased $39 million and $119 million, respectively, compared to the same periods in 2023. The net charge-off ratio increased 14 basis points compared to the same periods.
For the three months ended September 30, 2024, the increase in retail net charge-offs was driven by other retail. For the nine months ended September 30, 2024, the increase in retail net charge-offs was driven by other retail and education, partially offset by a decline in auto. For the three months ended September 30, 2024, the increase in commercial net charge-offs was driven by the resolution of several nonperforming credits in commercial and industrial. For the nine months ended September 30, 2024, the increase was primarily driven by the office segment of CRE, partially offset by a decline in commercial and industrial.
Citizens Financial Group, Inc. | 19

Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2023 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $8.6 billion at September 30, 2024 increased $136 million compared to December 31, 2023.
Commercial and industrial criticized balances of $3.1 billion at September 30, 2024 decreased from $3.5 billion at December 31, 2023, primarily driven by declines in the healthcare and wholesale trade sectors.
Commercial real estate criticized balances of $5.5 billion at September 30, 2024 increased from $5.0 billion at December 31, 2023, attributable to the continued impacts of interest rates and return-to-office dynamics on the Office sector and the continued impacts of interest rates on the Multi-family sector. Approximately 96% of commercial real estate loans remain current on payments as of September 30, 2024.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.

Table 11: Commercial and Industrial Loans by Industry Sector
	September 30, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$5,853	4%	$5,780	4%
Other finance and insurance	5,993	4	6,021	4
Other manufacturing	3,766	3	3,748	2
Technology	3,400	2	3,351	2
Accommodation and food services	2,586	2	2,948	2
Health, pharma, and social assistance	2,327	2	2,598	2
Wholesale trade	2,212	1	2,467	2
Retail trade	2,238	1	2,379	2
Professional, scientific, and technical services	2,325	2	2,339	2
Other services	2,418	2	2,168	1
Energy and related	2,113	1	2,034	1
Arts, entertainment, and recreation	1,545	1	1,602	1
Administrative and waste management	1,336	1	1,599	1
Rental and leasing	1,050	1	1,073	1
Consumer products manufacturing	840	1	984	1
Automotive	1,016	1	898	1
Other	2,807	2	2,985	2
Total commercial and industrial	$43,825	31%	$44,974	31%
Citizens Financial Group, Inc. | 20

Table 12: Commercial Real Estate by Property Type and State
	September 30, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multi-family	$9,952	7%	$9,367	6%
Office
Credit tenant lease and life sciences(1)	2,220	2	2,268	2
Other general office	3,156	2	3,648	3
Retail	2,987	2	3,407	2
Industrial	3,744	3	3,981	3
Co-op	1,807	1	1,796	1
Data center	991	1	841	1
Hospitality	423	—	608	—
Other	2,703	2	3,555	2
Total commercial real estate	$27,983	20%	$29,471	20%
State
New York	$6,869	5%	$7,035	5%
New Jersey	3,433	2	3,829	3
Pennsylvania	2,503	2	2,613	2
California	2,465	2	2,314	1
Texas	1,400	1	2,163	1
Massachusetts	1,769	1	1,897	1
Florida	1,185	1	1,087	1
Other Southeast(2)	2,939	2	3,056	2
Other	5,420	4	5,477	4
Total commercial real estate	$27,983	20%	$29,471	20%
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

Table 13: Retail Loan Portfolio Analysis
	September 30, 2024					December 31, 2023
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.59%	0.29%	0.15%	0.45%	0.52%	97.34%	0.90%	0.38%	0.82%	0.56%
Home equity	97.49	0.58	0.17	—	1.76	97.34	0.55	0.22	—	1.89
Automobile	96.51	1.97	0.69	—	0.83	96.94	1.74	0.58	—	0.74
Education	98.84	0.39	0.22	0.02	0.53	99.14	0.41	0.19	0.02	0.24
Other retail	97.14	0.92	0.65	0.02	1.27	97.02	0.97	0.67	0.57	0.77
Total retail	98.12%	0.55%	0.24%	0.21%	0.88%	97.56%	0.85%	0.36%	0.40%	0.83%
Citizens Financial Group, Inc. | 21

Table 14: Retail Asset Quality Metrics
	September 30, 2024	December 31, 2023
Average refreshed FICO for total portfolio	774	772
CLTV ratio for secured real estate(1)	50%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 15: Composition of Deposits
(dollars in millions)	September 30, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Demand	$35,978	21%	$37,107	21%
Money market	54,654	31	53,812	30
Checking with interest	33,680	19	31,876	18
Savings	26,489	15	27,983	16
Term	24,387	14	26,564	15
Total deposits	$175,188	100%	$177,342	100%
Total deposits as of September 30, 2024 decreased compared to December 31, 2023, reflecting a decline in Treasury deposits, partially offset by growth in Private Bank deposits.

Table 16: Uninsured and Insured/Secured Deposits
(dollars in millions)	September 30, 2024	December 31, 2023
Total deposits	$175,188	$177,342

Estimated uninsured deposits(1)	76,311	73,584
Less: Uninsured affiliate deposits eliminated in consolidation	13,334	14,650
Less: Preferred deposits(1)(2)	6,818	7,486
CFG adjusted estimated uninsured deposits, excluding preferred deposits	56,159	51,448
Total estimated insured/secured deposits	$119,029	$125,894
Insured/secured deposits to total deposits	68%	71%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $14.0 billion as of September 30, 2024 decreased $13 million compared to December 31, 2023, driven by a decline of approximately $3.7 billion in FHLB advances, partially offset by the issuance of senior debt and secured borrowings collateralized by loans. For more information regarding our borrowed funds, see “Liquidity” and Note 7.
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
Citizens Financial Group, Inc. | 22

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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years; however, the FRB required us to participate in the 2023 CCAR supervisory stress test to incorporate the effects of the Investors acquisition. Our SCB associated with the 2023 CCAR supervisory stress test was 4.0%, effective through September 30, 2024, and our SCB associated with the 2024 CCAR supervisory stress test is 4.5%, effective October 1, 2024 through September 30, 2025.
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
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 4.0% as of September 30, 2024 is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.
Citizens Financial Group, Inc. | 23

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2023 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 17: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2024		December 31, 2023
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$17,941	10.6%	$18,358	10.6%	8.5%
CBNA	19,908	11.9	19,411	11.3	7.0
Tier 1 capital
CFG	20,053	11.9	20,372	11.8	10.0
CBNA	19,908	11.9	19,411	11.3	8.5
Total capital
CFG	23,352	13.9	23,608	13.7	12.0
CBNA	23,035	13.7	22,453	13.0	10.5
Tier 1 leverage
CFG	20,053	9.4	20,372	9.3	4.0
CBNA	19,908	9.4	19,411	8.9	4.0
Risk-weighted assets
CFG	168,552		172,601
CBNA	167,876		172,094
Quarterly adjusted average assets(2)
CFG	213,274		219,591
CBNA	212,598		218,974
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.0% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At September 30, 2024, CFG’s CET1 capital ratio was stable and its tier 1 capital ratio increased compared to December 31, 2023. Net income and a $4.0 billion decrease in RWA was offset by common share repurchases, dividends, and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period. Lower auto and commercial loans were the key drivers for the decline in RWA. An increase in preferred stock was also a contributing factor to the tier 1 capital ratio increase.
At September 30, 2024, CBNA’s CET1 and tier 1 capital ratios increased compared to December 31, 2023. Net income and a $4.2 billion decrease in RWA, primarily driven by lower auto and commercial loans, was partially offset by dividend payments to the Parent Company and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period.
At September 30, 2024, CFG’s and CBNA’s total capital ratios increased compared to December 31, 2023, driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At September 30, 2024, CFG’s and CBNA’s tier 1 leverage ratios increased compared to December 31, 2023, reflecting a decline in quarterly adjusted average assets and their respective changes in tier 1 capital described above.
Citizens Financial Group, Inc. | 24

Table 18: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	September 30, 2024	December 31, 2023
Total common stockholders' equity	$22,820	$22,328
Exclusions:
Modified CECL transitional amount	96	192
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	1,957	2,338
Derivatives	649	1,087
Unamortized net periodic benefit costs	320	333
Deductions:
Goodwill, net of deferred tax liability	(7,772)	(7,779)
Other intangible assets, net of deferred tax liability	(118)	(134)
Deferred tax assets that arise from tax loss and credit carryforwards	(11)	(7)
Total common equity tier 1 capital	17,941	18,358
Qualifying preferred stock	2,112	2,014
Total tier 1 capital	20,053	20,372
Qualifying subordinated debt(1)	1,297	1,319
Allowance for credit losses	2,286	2,318
Exclusions from tier 2 capital:
Modified AACL transitional amount	(125)	(249)
Allowance on PCD assets	(159)	(152)
Adjusted allowance for credit losses	2,002	1,917
Total capital	$23,352	$23,608
(1) As of September 30, 2024 and December 31, 2023, the amount of non-qualifying subordinated debt excluded from regulatory capital was $419 million and $482 million, respectively. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the nine months ended September 30, 2024:
•Repurchased $825 million of our outstanding common stock;
•Issued 400,000 shares of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock at an aggregate offering price of $400 million;
•Redeemed all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock on July 8, 2024;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $581 million; and
•Declared preferred stock dividends aggregating to $103 million.
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
Citizens Financial Group, Inc. | 25

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework.

Table 19: AOCI Impact on Regulatory Capital
	September 30, 2024
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$17,941	$20,053	$23,352	$19,908	$19,908	$23,035
Unrealized gains (losses) on securities and pension	(2,277)	(2,277)	(2,277)	(2,260)	(2,260)	(2,260)
Deferred tax assets - securities and pension AOCI	(12)	(12)	(12)	(12)	(12)	(12)
Regulatory capital, including AOCI impact (non-GAAP)	$15,652	$17,764	$21,063	$17,636	$17,636	$20,763
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$168,552	$168,552	$168,552	$167,876	$167,876	$167,876
Unrealized gains (losses) on securities and pension	(640)	(640)	(640)	(623)	(623)	(623)
Deferred tax assets - securities and pension AOCI	1,919	1,919	1,919	1,901	1,901	1,901
Risk-weighted assets, including AOCI impact (non-GAAP)	$169,831	$169,831	$169,831	$169,154	$169,154	$169,154
Ratio:
Regulatory capital ratio (as reported)	10.6%	11.9%	13.9%	11.9%	11.9%	13.7%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.2%	10.5%	12.4%	10.4%	10.4%	12.3%
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
Citizens Financial Group, Inc. | 26

During the nine months ended September 30, 2024, the Parent Company completed the following transactions:
•Issued $1.25 billion of 5.841% fixed-to-floating rate senior notes due 2030;
•Issued $750 million of 6.645% fixed-to-floating rate senior notes due 2035;
•Issued 400,000 shares of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock at an aggregate offering price of $400 million;
•Redeemed all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock on July 8, 2024; and
•Issued $1.25 billion of 5.718% fixed-to-floating rate senior notes due 2032.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $3.1 billion and $2.9 billion as of September 30, 2024 and December 31, 2023, respectively.
During the three months ended September 30, 2024 and 2023, the Parent Company declared dividends on common stock of $190 million and $199 million, respectively, and declared dividends on preferred stock of $38 million and $30 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Parent Company declared dividends on common stock of $581 million and $609 million, respectively, and declared dividends on preferred stock of $103 million and $87 million, respectively.
During the nine months ended September 30, 2024, the Parent Company repurchased $825 million of its outstanding common stock.
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
During the nine months ended September 30, 2024, CBNA completed the following transactions:
•Issued $2.7 billion of secured borrowings collateralized by loans; and
•Redeemed $650 million of 4.119% fixed-to-floating rate senior notes due 2025.
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
Citizens Financial Group, Inc. | 27

Credit ratings assigned by agencies such as Moody’s, Standard and Poor’s, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below.

Table 20: Credit Ratings
September 30, 2024
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	A3	A-	BBB+
Short-term issuer	(P) P-2	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
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
Citizens Financial Group, Inc. | 28

As of September 30, 2024:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 80.8%;
◦Estimated insured/secured deposits comprise 68% of our consolidated deposit base of $175.2 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $82.1 billion;
◦Contingent liquidity was $64.3 billion, consisting of unencumbered high-quality liquid securities of $34.1 billion, unused FHLB capacity of $20.4 billion, and our cash balances at the FRB of $9.8 billion; and
◦Available discount window capacity was $17.8 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2024 and 2023, see the Consolidated Statements of Cash Flows in Item 1.
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
Allowance for Credit Losses
The ACL of $2.3 billion at September 30, 2024 remained stable compared to December 31, 2023.
As of September 30, 2024, the ACL economic forecast over a two-year reasonable and supportable period was consistent with December 31, 2023, with peak unemployment of approximately 5.1% and start-to-trough real GDP decline of approximately 0.4%. These forecasts reflect a mild recession over the two-year reasonable and supportable period.
Citizens Financial Group, Inc. | 29

Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 6.0% and start-to-trough real GDP decline of approximately 1.9%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $400 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Goodwill
We review the goodwill of each reporting unit for impairment on an annual basis or more frequently if events or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, a qualitative assessment may be made to determine whether it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. The process of evaluating the fair value of a reporting unit is subjective, involving management assumptions, estimates and forecasts, and the use of external or internal valuations. Future potential changes in assumptions, estimates or forecasts may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s fair value could change based on market conditions or other factors, which could impact whether the fair value of a reporting unit is less than its carrying value.
For additional information regarding Goodwill, see “Critical Accounting Estimates - Goodwill” and Note 10 in our 2023 Form 10-K.
Citizens Financial Group, Inc. | 30

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of September 30, 2024

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

•Adoption is not expected to have a material impact on our required segment disclosures in the Consolidated Financial Statements.

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

Citizens Financial Group, Inc. | 31

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

Table 21: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2024	December 31, 2023
Instantaneous Change in Interest Rates
+200	2.6%	—%
+100	1.5	0.5
-100	(1.8)	(1.5)
-200	(4.4)	(3.0)
Gradual Change in Interest Rates
+200	2.1%	0.4%
+100	1.0	0.5
-100	(1.1)	(1.0)
-200	(2.4)	(1.9)
Citizens Financial Group, Inc. | 32

We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of September 30, 2024, compared to our broadly neutral position as of December 31, 2023. Our interest rate sensitivity incorporates the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and hedge activity, which is primarily comprised of received fixed swaps that offset our naturally asset-sensitive balance sheet.
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
Citizens Financial Group, Inc. | 33

The following table presents interest rate derivative contracts that we have entered into as of September 30, 2024 and December 31, 2023.

Table 22: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	September 30, 2024				December 31, 2023
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$8,395	5.0	3.8%	5.0%	$5,365	6.2	3.8%	5.4%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	1.1	2.6	5.2	500	1.9	2.6	5.6
Total fair value hedges	8,895				5,865
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	25,750	1.9	3.1	5.0	17,780	0.8	4.0	5.4
Receive fixed/pay SOFR - forward-starting	9,000	3.1	4.0	3.3	31,250	2.9	3.3	4.6
Basis swaps
Receive SOFR/pay 1-month term SOFR	11,500	1.8	—	5.0/5.2	5,000	1.0	—	5.3/5.3
Receive SOFR/pay 1-month term SOFR - forward-starting	3,000	2.6	—	3.2/3.1	14,000	2.7	—	5.2/5.1

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars(1)	—	—	—	—	1,000	1.5	2.5	3.7
Interest rate collars - forward-starting(1)	—	—	—	—	500	2.5	2.7	4.4
Floor spreads - forward-starting(2)	—	—	—	—	2,500	2.8	2.2/3.2	—
Total cash flow hedges	49,250				72,030
Total hedges	$58,145				$77,895
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
The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, during the remainder of 2024 and for the next five years:

Table 23: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	Q4 2024	2025	2026	2027	2028	2029
Fair value hedges
Pay fixed/receive SOFR(1)	$8,395	$8,389	$8,161	$6,415	$5,553	$3,946
Receive fixed/pay SOFR(2)	500	441	—	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	26,245	28,557	22,401	8,589	1,210	499
Receive SOFR/pay 1-month term SOFR	11,500	12,096	8,847	1,952	—	—
Total	$46,640	$49,483	$39,409	$16,956	$6,763	$4,445
Weighted average receive fixed rate	3.1%	3.2%	3.5%	3.8%	3.9%	4.1%
Weighted average pay fixed rate	3.8	3.8	3.8	3.8	3.7	3.7
(1) Pay fixed rate leg of the interest rate derivative contract is included in the computation of the weighted average pay fixed rate.
(2) Receive fixed rate leg of the interest rate derivative contract is included in the computation of the weighted average receive fixed rate.
Citizens Financial Group, Inc. | 34

Table 24: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Pre-tax net gains (losses) recognized in OCI	$613	($326)	($114)	($773)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(276)	(156)	(711)	(420)
Pre-tax net gains (losses) reclassified from AOCI into interest expense	—	(1)	—	—
Using the September 30, 2024 interest rate curve we estimate that $621 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after September 30, 2024.
Included in AOCI is a net loss from terminated swaps of $868 million that will reduce net interest income by $137 million in the fourth quarter of 2024, $127 million in the first quarter of 2025, $119 million in the second quarter of 2025, $109 million in the third quarter of 2025, and $103 million in the fourth quarter of 2025. The remaining $273 million will reduce net interest income by $230 million in 2026 and $43 million after 2026.
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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. For more information regarding the fair value of our MSRs and associated derivatives see Note 5 and Note 8.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk consistent with the definition used by banking regulators.
Trading Risk
We are exposed to market risk primarily through client facilitation activities from certain derivative and foreign exchange products as well as underwriting and market making activities. Market risk exposure arises from fluctuations in interest rates, basis spreads, volatility, foreign exchange rates, equity prices, and credit spreads across various financial instruments. Securities underwriting and trading activities are conducted through CBNA and Citizens JMP Securities, LLC. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, VaR model review and validation, or VaR backtesting as described in “Market Risk — Trading Risk” in our 2023 Form 10-K.
Citizens Financial Group, Inc. | 35

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 25: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$2	$4	$1	$5	$3	$5	$2
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	1	2	3	—	1	1	2	1
Commodity	—	—	—	—	—	—	—	—
General VaR	2	3	4	1	5	4	6	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$3	$4	$1	$5	$4	$6	$3
Stressed General VaR	$6	$7	$14	$2	$6	$7	$10	$4
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$6	$7	$14	$2	$6	$7	$10	$4
Market Risk Regulatory Capital	$29				$34
Specific Risk Not Modeled Add-on	23				21
de Minimis Exposure Add-on	1				—
Total Market Risk Regulatory Capital	$53				$55
Market Risk-Weighted Assets	$662				$681
Citizens Financial Group, Inc. | 36

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of our non-GAAP financial measures, see the “Non-GAAP Financial Measures” section of the “Introduction” on page 7. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:

Table 26: Reconciliations of Non-GAAP Measures
		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per share data)	Ref.	2024	2023	2024	2023
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$532	$492	$1,602	$1,483
Less: Notable items		(2)	—	5	—
Noninterest income, Underlying (non-GAAP)	B	$534	$492	$1,597	$1,483
Total revenue, Underlying:
Total revenue (GAAP)	C	$1,901	$2,014	$5,823	$6,236
Less: Notable items		(2)	—	5	—
Total revenue, Underlying (non-GAAP)	D	$1,903	$2,014	$5,818	$6,236
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$1,259	$1,293	$3,918	$3,895
Less: Notable items		11	22	132	161
Noninterest expense, Underlying (non-GAAP)	F	$1,248	$1,271	$3,786	$3,734
Pre-provision profit:
Total revenue (GAAP)	C	$1,901	$2,014	$5,823	$6,236
Less: Noninterest expense (GAAP)	E	1,259	1,293	3,918	3,895
Pre-provision profit (non-GAAP)		$642	$721	$1,905	$2,341
Pre-provision profit, Underlying
Total revenue, Underlying (non-GAAP)	D	$1,903	$2,014	$5,818	$6,236
Less: Noninterest expense, Underlying (non-GAAP)	F	1,248	1,271	3,786	3,734
Pre-provision profit, Underlying (non-GAAP)		$655	$743	$2,032	$2,502
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$470	$549	$1,380	$1,825
Less: Income (expense) before income tax expense (benefit) related to notable items		(13)	(22)	(127)	(161)
Income before income tax expense, Underlying (non-GAAP)	H	$483	$571	$1,507	$1,986
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$88	$119	$272	$406
Less: Income tax expense (benefit) related to notable items		(3)	(4)	(40)	(41)
Income tax expense, Underlying (non-GAAP)	J	$91	$123	$312	$447
Effective income tax rate (GAAP)	I/G	18.56%	21.51%	19.69%	22.24%
Effective income tax rate, Underlying (non-GAAP)	J/H	18.75	21.69	20.68	22.55
Net income, Underlying:
Net income (GAAP)	K	$382	$430	$1,108	$1,419
Add: Notable items, net of income tax benefit		10	18	87	120
Net income, Underlying (non-GAAP)	L	$392	$448	$1,195	$1,539
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$344	$400	$1,005	$1,332
Add: Notable items, net of income tax benefit		10	18	87	120
Net income available to common stockholders, Underlying (non-GAAP)	N	$354	$418	$1,092	$1,452
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$22,380	$21,177	$21,838	$21,721
Return on average common equity	M/O	6.12%	7.50%	6.15%	8.20%
Return on average common equity, Underlying (non-GAAP)	N/O	6.29	7.82	6.68	8.93

Citizens Financial Group, Inc. | 37

		As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions, except per share data)	Ref.	2024	2023	2024	2023
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$22,380	$21,177	$21,838	$21,721
Less: Average goodwill (GAAP)		8,187	8,188	8,187	8,182
Less: Average other intangibles (GAAP)		140	173	146	182
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		435	422	433	422
Average tangible common equity	P	$14,488	$13,238	$13,938	$13,779
Return on average tangible common equity	M/P	9.45%	12.00%	9.63%	12.93%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	9.71	12.51	10.46	14.09
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$218,578	$220,162	$219,520	$221,739
Return on average total assets	K/Q	0.70%	0.78%	0.67%	0.86%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.71	0.81	0.73	0.93
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$218,578	$220,162	$219,520	$221,739
Less: Average goodwill (GAAP)		8,187	8,188	8,187	8,182
Less: Average other intangibles (GAAP)		140	173	146	182
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		435	422	433	422
Average tangible assets	R	$210,686	$212,223	$211,620	$213,797
Return on average total tangible assets	K/R	0.72%	0.81%	0.70%	0.89%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.74	0.84	0.75	0.96
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	66.23%	64.21%	67.28%	62.45%
Efficiency ratio, Underlying (non-GAAP)	F/D	65.61	63.08	65.08	59.87
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	27.95%	24.44%	27.51%	23.78%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	28.05	24.44	27.45	23.78
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(5.67)%	(7.47)%	(6.65)%	7.15%
(Decrease) increase in noninterest expense		(2.69)	4.20	0.57	6.67
Operating leverage		(2.98)%	(11.67)%	(7.22)%	0.48%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(5.54)%	(7.47)%	(6.73)%	6.58%
(Decrease) increase in noninterest expense, Underlying (non-GAAP)		(1.75)	6.31	1.38	8.77
Operating leverage, Underlying (non-GAAP)		(3.79)%	(13.78)%	(8.11%)	(2.19)%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	445,216,549	466,221,795	445,216,549	466,221,795
Common stockholders' equity (GAAP)		$22,820	$20,864	$22,820	$20,864
Less: Goodwill (GAAP)		8,187	8,188	8,187	8,188
Less: Other intangible assets (GAAP)		137	167	137	167
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		435	421	435	421
Tangible common equity	T	$14,931	$12,930	$14,931	$12,930
Tangible book value per common share	T/S	$33.54	$27.73	$33.54	$27.73
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	446,561,996	469,481,085	453,993,833	478,073,507
Average common shares outstanding - diluted (GAAP)	V	449,913,467	471,183,719	456,461,330	479,733,008
Net income per average common share - basic (GAAP)	M/U	$0.77	$0.85	$2.21	$2.79
Net income per average common share - diluted (GAAP)	M/V	0.77	0.85	2.20	2.78
Net income per average common share - basic, Underlying (non-GAAP)	N/U	0.79	0.89	2.40	3.04
Net income per average common share - diluted, Underlying (non-GAAP)	N/V	0.79	0.89	2.39	3.03
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$0.42	$0.42	$1.26	$1.26
Dividend payout ratio	W/(M/U)	55%	49%	57%	45%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	53	47	53	41
Citizens Financial Group, Inc. | 38

ITEM 1. FINANCIAL STATEMENTS

Citizens Financial Group, Inc. | 39

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	September 30, 2024	December 31, 2023
ASSETS:
Cash and due from banks(1)	$979	$1,794
Interest-bearing cash and due from banks	9,936	9,834
Interest-bearing deposits in banks(1)	648	405
Debt securities available for sale, at fair value (including $155 and $110 pledged to creditors, respectively)(2)	32,835	29,777
Debt securities held to maturity (fair value of $8,067 and $8,350, respectively, and including $84 and $204 pledged to creditors, respectively)(2)	8,738	9,184
Loans held for sale, at fair value	614	676
Other loans held for sale	49	103
Loans and leases	141,632	145,959
Less: Allowance for loan and lease losses	(2,079)	(2,098)
Net loans and leases(1)	139,553	143,861
Derivative assets	586	440
Premises and equipment, net	862	895
Bank-owned life insurance	3,346	3,291
Goodwill	8,187	8,188
Other intangible assets(3)	137	157
Other assets(1)	13,236	13,359
TOTAL ASSETS	$219,706	$221,964
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$35,978	$37,107
Interest-bearing	139,210	140,235
Total deposits	175,188	177,342
Short-term borrowed funds	15	505
Derivative liabilities	1,012	1,562
Long-term borrowed funds(1)	13,944	13,467
Other liabilities(1)	4,615	4,746
TOTAL LIABILITIES	194,774	197,622
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 and 2,050,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,112	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 649,634,774 shares issued and 445,216,549 shares outstanding at September 30, 2024 and 647,829,720 shares issued and 466,418,055 shares outstanding at December 31, 2023	6	6
Additional paid-in capital	22,327	22,250
Retained earnings	10,233	9,816
Treasury stock, at cost, 204,418,225 and 181,411,665 shares at September 30, 2024 and December 31, 2023, respectively	(6,820)	(5,986)
Accumulated other comprehensive income (loss)	(2,926)	(3,758)
TOTAL STOCKHOLDERS’ EQUITY	24,932	24,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,706	$221,964
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans and leases	$1,976	$2,166	$6,038	$6,345
Interest and fees on loans held for sale	18	20	45	55
Interest and fees on other loans held for sale	1	8	11	25
Investment securities	423	290	1,239	823
Interest-bearing deposits in banks	121	111	391	280
Total interest income	2,539	2,595	7,724	7,528
INTEREST EXPENSE:
Deposits	990	898	2,942	2,171
Short-term borrowed funds	3	8	14	36
Long-term borrowed funds	177	167	547	568
Total interest expense	1,170	1,073	3,503	2,775
Net interest income	1,369	1,522	4,221	4,753
Provision (benefit) for credit losses	172	172	525	516
Net interest income after provision (benefit) for credit losses	1,197	1,350	3,696	4,237
NONINTEREST INCOME:
Service charges and fees	109	105	311	306
Capital markets fees	94	67	346	232
Card fees	93	74	271	226
Wealth fees(1)	76	63	219	191
Mortgage banking fees	46	69	149	185
Foreign exchange and derivative products	36	48	111	140
Letter of credit and loan fees	45	43	130	126
Securities gains, net	9	5	14	19
Other income	24	18	51	58
Total noninterest income	532	492	1,602	1,483
NONINTEREST EXPENSE:
Salaries and employee benefits	647	659	1,983	1,932
Equipment and software	194	191	576	541
Outside services	146	160	469	513
Occupancy	108	107	335	367
Other operating expense	164	176	555	542
Total noninterest expense	1,259	1,293	3,918	3,895
Income before income tax expense	470	549	1,380	1,825
Income tax expense	88	119	272	406
NET INCOME	$382	$430	$1,108	$1,419
Net income available to common stockholders	$344	$400	$1,005	$1,332
Weighted-average common shares outstanding:
Basic	446,561,996	469,481,085	453,993,833	478,073,507
Diluted	449,913,467	471,183,719	456,461,330	479,733,008
Per common share information:
Basic earnings	$0.77	$0.85	$2.21	$2.79
Diluted earnings	0.77	0.85	2.20	2.78
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during the second quarter of 2024.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Net income	$382	$430	$1,108	$1,419
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedge derivatives arising during the period, net of income taxes of $163, ($78), ($30), and ($193), respectively	450	(248)	(84)	(580)
Reclassification adjustment for net (gains) losses on cash flow hedge derivatives included in net income, net of income taxes of $73, $37, $189, and $105, respectively	203	120	522	315
Net unrealized gains (losses) on AFS securities arising during the period, net of income taxes of $179, ($189), $114, and ($160), respectively	541	(578)	339	(490)
Reclassification of net securities (gains) losses to net income, net of income taxes of $5, $7, $14, and $21, respectively	13	23	42	63
Defined benefit plans:
Actuarial gain (loss) arising during the period, net of income taxes of $—, $—, $1, and $—, respectively	—	—	4	—
Amortization of actuarial (gain) loss to net income, net of income taxes of $1, $2, $3, and $4, respectively	2	3	9	9
Total other comprehensive income (loss), net of income taxes	1,209	(680)	832	(683)
Total comprehensive income (loss)	$1,591	($250)	$1,940	$736
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2023	2	$2,014	475	$6	$22,207	$9,655	($5,734)	($4,563)	$23,585
Dividends declared - common stock	—	—	—	—	—	(199)	—	—	(199)
Dividends declared - preferred stock	—	—	—	—	—	(30)	—	—	(30)
Treasury stock purchased	—	—	(9)	—	—	—	(250)	—	(250)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	—	—	17	—	—	—	17
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	430	—	—	430
Other comprehensive income (loss)	—	—	—	—	—	—	—	(680)	(680)
Total comprehensive income (loss)	—	—	—	—	—	430	—	(680)	(250)
Balance at September 30, 2023	2	$2,014	466	$6	$22,231	$9,856	($5,986)	($5,243)	$22,878
Balance at July 1, 2024	2	$2,112	453	$6	$22,299	$10,079	($6,492)	($4,135)	$23,869
Dividends declared - common stock	—	—	—	—	—	(190)	—	—	(190)
Dividends declared - preferred stock	—	—	—	—	—	(38)	—	—	(38)
Treasury stock purchased	—	—	(8)	—	—	—	(325)	—	(325)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	—	—	21	—	—	—	21
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	382	—	—	382
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,209	1,209
Total comprehensive income (loss)	—	—	—	—	—	382	—	1,209	1,591
Balance at September 30, 2024	2	$2,112	445	$6	$22,327	$10,233	($6,820)	($2,926)	$24,932
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2023	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends declared - common stock	—	—	—	—	—	(609)	—	—	(609)
Dividends declared - preferred stock	—	—	—	—	—	(87)	—	—	(87)
Treasury stock purchased	—	—	(29)	—	—	—	(906)	—	(906)
Share repurchase excise tax	—	—	—	—	—	—	(9)	—	(9)
Share-based compensation plans	—	—	3	—	68	—	—	—	68
Employee stock purchase plan	—	—	—	—	21	—	—	—	21
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,419	—	—	1,419
Other comprehensive income (loss)	—	—	—	—	—	—	—	(683)	(683)
Total comprehensive income (loss)	—	—	—	—	—	1,419	—	(683)	736
Balance at September 30, 2023	2	$2,014	466	$6	$22,231	$9,856	($5,986)	($5,243)	$22,878
Balance at January 1, 2024	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends declared - common stock	—	—	—	—	—	(581)	—	—	(581)
Dividends declared - preferred stock	—	—	—	—	—	(103)	—	—	(103)
Preferred stock issued	—	391	—	—	—	—	—	—	391
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(23)	—	—	—	(825)	—	(825)
Share repurchase excise tax	—	—	—	—	—	—	(9)	—	(9)
Share-based compensation plans	—	—	2	—	57	—	—	—	57
Employee stock purchase plan	—	—	—	—	20	—	—	—	20
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,108	—	—	1,108
Other comprehensive income (loss)	—	—	—	—	—	—	—	832	832
Total comprehensive income (loss)	—	—	—	—	—	1,108	—	832	1,940
Balance at September 30, 2024	2	$2,112	445	$6	$22,327	$10,233	($6,820)	($2,926)	$24,932
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
OPERATING ACTIVITIES
Net income	$1,108	$1,419
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	525	516
Net change in loans held for sale, at fair value	62	25
Depreciation, amortization and accretion	374	352
Deferred income tax expense (benefit)	(50)	(61)
Share-based compensation	76	73
Net gain on sale of assets	(14)	(19)
Net (increase) decrease in other assets	(14)	(732)
Net increase (decrease) in other liabilities	(549)	718
Net change due to operating activities	1,518	2,291
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(6,497)	(5,576)
Proceeds from maturities and paydowns of debt securities available for sale	2,112	1,481
Proceeds from sales of debt securities available for sale	2,080	2,429
Proceeds from maturities and paydowns of debt securities held to maturity	501	597
Net (increase) decrease in interest-bearing deposits in banks	(243)	(21)
Purchases of loans	(517)	—
Sales of loans	186	2,628
Net (increase) decrease in loans and leases	3,860	3,790
Capital expenditures, net	(74)	(124)
Other	(29)	(181)
Net change due to investing activities	1,379	5,023
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,154)	(2,527)
Net increase (decrease) in short-term borrowed funds	(490)	229
Proceeds from issuance of long-term borrowed funds	13,185	21,233
Repayments of long-term borrowed funds	(12,741)	(19,766)
Treasury stock purchased	(825)	(906)
Net proceeds from issuance of preferred stock	391	—
Redemption of preferred stock	(300)	—
Dividends paid to common stockholders	(581)	(609)
Dividends paid to preferred stockholders	(96)	(89)
Other	1	(26)
Net change due to financing activities	(3,610)	(2,461)
Net change in cash and cash equivalents(1)	(713)	4,853
Cash and cash equivalents at beginning of period(1)	11,628	10,547
Cash and cash equivalents at end of period(1)	$10,915	$15,400
Non-cash items:
Transfer of loans from loans held for investment to loans held for sale	$249	$2,582
Loans securitized and transferred to AFS securities	181	68
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
The unaudited interim Consolidated Financial Statements include the accounts of the Parent Company and its subsidiaries, including VIEs in which the Company is a primary beneficiary. Investments in VIEs in which the Company does not have the ability to exercise significant influence are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
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
Citizens Financial Group, Inc. | 46

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2024				December 31, 2023
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,726	$42	($79)	$4,689	$4,493	$26	($139)	$4,380
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	28,995	135	(1,480)	27,650	26,289	45	(1,857)	24,477
Other/non-agency	274	—	(13)	261	279	—	(24)	255
Total mortgage-backed securities	29,269	135	(1,493)	27,911	26,568	45	(1,881)	24,732
Collateralized loan obligations	234	—	—	234	667	—	(3)	664
Total debt securities available for sale, at fair value	$34,230	$177	($1,572)	$32,835	$31,729	$71	($2,023)	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,308	$2	($665)	$7,645	$8,696	$9	($818)	$7,887
Total mortgage-backed securities	8,308	2	(665)	7,645	8,696	9	(818)	7,887
Asset-backed securities	430	1	(9)	422	488	—	(25)	463
Total debt securities held to maturity	$8,738	$3	($674)	$8,067	$9,184	$9	($843)	$8,350
Equity securities, at cost(2)	$732	$—	$—	$732	$869	$—	$—	$869
Equity securities, at fair value(2)	203	—	—	203	173	—	—	173
(1) Excludes portfolio level basis adjustments of $176 million and $60 million, respectively, for securities designated in active fair value hedge relationships at September 30, 2024 and December 31, 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
Accrued interest receivable on debt securities totaled $117 million and $125 million as of September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 47

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2024. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,606	$1,120	$—	$4,726
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	2,108	1,321	25,566	28,995
Other/non-agency	—	—	—	274	274
Collateralized loan obligations	—	—	—	234	234
Total debt securities available for sale	—	5,714	2,441	26,075	34,230
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,308	8,308
Asset-backed securities	—	430	—	—	430
Total debt securities held to maturity	—	430	—	8,308	8,738
Total amortized cost of debt securities	$—	$6,144	$2,441	$34,383	$42,968

Fair value:
U.S. Treasury and other	$—	$3,535	$1,154	$—	$4,689
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	2,060	1,281	24,309	27,650
Other/non-agency	—	—	—	261	261
Collateralized loan obligations	—	—	—	234	234
Total debt securities available for sale	—	5,595	2,435	24,805	32,835
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,645	7,645
Asset-backed securities	—	422	—	—	422
Total debt securities held to maturity	—	422	—	7,645	8,067
Total fair value of debt securities	$—	$6,017	$2,435	$32,450	$40,902
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $423 million and $290 million for the three months ended September 30, 2024 and 2023, respectively, and $1.2 billion and $823 million for the nine months ended September 30, 2024 and 2023, respectively.
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Gains	$9	$9	$14	$27
Losses	—	(4)	—	(8)
Securities gains, net	$9	$5	$14	$19
The following table presents the amortized cost and fair value of debt securities pledged:

	September 30, 2024		December 31, 2023
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$6,528	$6,080	$5,619	$5,305
Pledged as collateral for FHLB borrowing capacity	237	226	242	220
Pledged against repurchase agreements	—	—	—	—
Citizens Financial Group, Inc. | 48

The Company enters into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting short-term receivables or payables associated with security repurchase agreements as of September 30, 2024 or December 31, 2023.
Securitizations of mortgage loans retained in the investment portfolio were $48 million and $181 million for the three and nine months ended September 30, 2024, respectively. Securitizations of mortgage loans retained in the investment portfolio were $65 million for the three and nine months ended September 30, 2023. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2024 and 2023. The debt securities received from the guarantors are classified as AFS.
Impairment
The Company evaluated its existing HTM portfolio as of September 30, 2024 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at September 30, 2024.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$3,310	($79)	$3,310	($79)
State and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	755	(4)	16,244	(1,476)	16,999	(1,480)
Other/non-agency	—	—	260	(13)	260	(13)
Total mortgage-backed securities	755	(4)	16,504	(1,489)	17,259	(1,493)
Collateralized loan obligations	—	—	—	—	—	—
Total	$755	($4)	$19,814	($1,568)	$20,569	($1,572)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$49	$—	$3,245	($139)	$3,294	($139)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2,939	(24)	16,398	(1,833)	19,337	(1,857)
Other/non-agency	—	—	255	(24)	255	(24)
Total mortgage-backed securities	2,939	(24)	16,653	(1,857)	19,592	(1,881)
Collateralized loan obligations	56	—	607	(3)	663	(3)
Total	$3,044	($24)	$20,505	($1,999)	$23,549	($2,023)
The Company does not currently have the intent to sell these debt securities, and it is not more-likely-than-not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. The Company has determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of September 30, 2024. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company has determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 49

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	September 30, 2024	December 31, 2023
Commercial and industrial	$43,825	$44,974
Commercial real estate	27,983	29,471
Total commercial	71,808	74,445
Residential mortgages	32,379	31,332
Home equity	15,992	15,040
Automobile	5,540	8,258
Education	11,118	11,834
Other retail	4,795	5,050
Total retail	69,824	71,514
Total loans and leases	$141,632	$145,959
Accrued interest receivable on loans and leases held for investment totaled $862 million and $875 million as of September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $37.9 billion and $36.0 billion at September 30, 2024 and December 31, 2023, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $27.2 billion and $31.9 billion at September 30, 2024 and December 31, 2023, respectively.
Interest income on direct financing and sales-type leases is reported within interest and fees on loans and leases in the Consolidated Statements of Operations, and was $11 million and $12 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, this interest income was $31 million and $36 million, respectively.
The following table presents the composition of LHFS:

	September 30, 2024			December 31, 2023
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$573	$41	$614	$614	$62	$676
Other loans held for sale	—	49	49	—	103	103
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2023, see Note 6 in the Company’s 2023 Form 10-K. There were no significant changes to the ACL reserve methodology during the nine months ended September 30, 2024.
Citizens Financial Group, Inc. | 50

The following table presents a summary of changes in the ACL for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,282	$843	$2,125	$1,250	$848	$2,098
Charge-offs	(106)	(125)	(231)	(308)	(377)	(685)
Recoveries	8	31	39	29	99	128
Net charge-offs	(98)	(94)	(192)	(279)	(278)	(557)
Provision expense (benefit) for loans and leases	3	143	146	216	322	538
Allowance for loan and lease losses, end of period	1,187	892	2,079	1,187	892	2,079
Allowance for unfunded lending commitments, beginning of period	147	34	181	175	45	220
Provision expense (benefit) for unfunded lending commitments	17	9	26	(11)	(2)	(13)
Allowance for unfunded lending commitments, end of period	164	43	207	164	43	207
Total allowance for credit losses, end of period	$1,351	$935	$2,286	$1,351	$935	$2,286
During the nine months ended September 30, 2024, net charge-offs of $557 million and a provision for expected credit losses of $525 million resulted in a decrease of $32 million to the ACL.
As of September 30, 2024, the ACL economic forecast over a two-year reasonable and supportable period was consistent with December 31, 2023, with peak unemployment of approximately 5.1% and start-to-trough real GDP decline of approximately 0.4%. These forecasts reflect a mild recession over the two-year reasonable and supportable period.
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
Credit Quality Indicators
The Company presents loan and lease portfolio segments and classes by credit quality indicator and vintage year and defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. Renewals are categorized as new credit decisions and reflect the renewal date as the vintage date, except for renewals of loans modified for borrowers experiencing financial difficulty, or FDMs, which are presented in the original vintage.
The Company utilizes internal risk ratings to monitor credit quality for commercial loans and leases. For more information on these ratings see Note 6 in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 51

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of September 30, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$4,147	$2,910	$4,856	$3,430	$1,095	$2,266	$21,931	$71	$40,706
Special Mention	6	71	104	271	27	38	310	—	827
Substandard Accrual	3	60	259	344	151	292	950	14	2,073
Nonaccrual	—	23	55	17	5	65	48	6	219
Total commercial and industrial	4,156	3,064	5,274	4,062	1,278	2,661	23,239	91	43,825
Commercial real estate
Pass	1,599	1,326	5,695	5,806	1,990	4,690	1,411	4	22,521
Special Mention	1	—	1,013	428	160	485	129	—	2,216
Substandard Accrual	—	6	326	347	455	1,121	135	4	2,394
Nonaccrual	—	—	86	38	91	635	2	—	852
Total commercial real estate	1,600	1,332	7,120	6,619	2,696	6,931	1,677	8	27,983
Total commercial
Pass	5,746	4,236	10,551	9,236	3,085	6,956	23,342	75	63,227
Special Mention	7	71	1,117	699	187	523	439	—	3,043
Substandard Accrual	3	66	585	691	606	1,413	1,085	18	4,467
Nonaccrual	—	23	141	55	96	700	50	6	1,071
Total commercial	$5,756	$4,396	$12,394	$10,681	$3,974	$9,592	$24,916	$99	$71,808
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2023:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$3,694	$6,512	$5,331	$1,445	$1,147	$2,299	$21,033	$53	$41,514
Special Mention	59	221	355	30	50	113	368	—	1,196
Substandard Accrual	8	189	337	218	125	287	792	11	1,967
Nonaccrual	1	72	54	4	5	102	53	6	297
Total commercial and industrial	3,762	6,994	6,077	1,697	1,327	2,801	22,246	70	44,974
Commercial real estate
Pass	1,906	5,791	6,062	2,555	2,294	3,895	1,975	8	24,486
Special Mention	—	713	539	222	183	260	75	—	1,992
Substandard Accrual	—	277	203	469	528	939	100	—	2,516
Nonaccrual	1	66	2	23	144	238	3	—	477
Total commercial real estate	1,907	6,847	6,806	3,269	3,149	5,332	2,153	8	29,471
Total commercial
Pass	5,600	12,303	11,393	4,000	3,441	6,194	23,008	61	66,000
Special Mention	59	934	894	252	233	373	443	—	3,188
Substandard Accrual	8	466	540	687	653	1,226	892	11	4,483
Nonaccrual	2	138	56	27	149	340	56	6	774
Total commercial	$5,669	$13,841	$12,883	$4,966	$4,476	$8,133	$24,399	$78	$74,445
For retail loans, the Company utilizes FICO credit scores and the loan’s payment and delinquency status to monitor credit quality. Management believes FICO scores are the strongest indicator of credit losses over the contractual life of the loan and assist management in predicting the borrower’s future payment performance. Scores are based on current and historical national industry-wide consumer level credit performance data.
Citizens Financial Group, Inc. | 52

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of September 30, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$884	$1,295	$3,276	$5,165	$2,962	$3,952	$—	$—	$17,534
740-799	1,268	930	1,659	2,279	1,359	2,009	—	—	9,504
680-739	304	292	579	702	430	988	—	—	3,295
620-679	26	57	122	151	84	506	—	—	946
<620	6	35	73	147	95	726	—	—	1,082
No FICO available(1)	—	—	—	1	1	16	—	—	18
Total residential mortgages	2,488	2,609	5,709	8,445	4,931	8,197	—	—	32,379
Home equity
800+	1	—	3	4	1	80	5,414	204	5,707
740-799	—	—	2	2	1	70	5,102	227	5,404
680-739	—	—	1	—	2	78	2,895	185	3,161
620-679	—	1	4	1	2	66	734	139	947
<620	—	2	5	3	1	65	433	264	773
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	3	15	10	7	359	14,578	1,019	15,992
Automobile
800+	—	72	420	762	226	84	—	—	1,564
740-799	—	101	488	685	220	88	—	—	1,582
680-739	—	102	397	458	144	65	—	—	1,166
620-679	—	60	214	229	67	40	—	—	610
<620	—	47	210	237	73	51	—	—	618
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	382	1,729	2,371	730	328	—	—	5,540
Education
800+	184	377	665	1,560	1,291	1,544	—	—	5,621
740-799	223	379	598	850	691	859	—	—	3,600
680-739	84	159	243	276	222	358	—	—	1,342
620-679	19	48	58	60	54	120	—	—	359
<620	3	12	21	28	24	65	—	—	153
No FICO available(1)	12	—	—	—	—	31	—	—	43
Total education	525	975	1,585	2,774	2,282	2,977	—	—	11,118
Other retail
800+	150	104	41	19	16	14	491	—	835
740-799	228	141	50	22	20	14	907	1	1,383
680-739	181	120	43	20	15	11	877	1	1,268
620-679	83	65	29	12	9	4	354	1	557
<620	19	35	35	16	9	4	236	1	355
No FICO available(1)	13	—	—	—	—	—	384	—	397
Total other retail	674	465	198	89	69	47	3,249	4	4,795
Total retail
800+	1,219	1,848	4,405	7,510	4,496	5,674	5,905	204	31,261
740-799	1,719	1,551	2,797	3,838	2,291	3,040	6,009	228	21,473
680-739	569	673	1,263	1,456	813	1,500	3,772	186	10,232
620-679	128	231	427	453	216	736	1,088	140	3,419
<620	28	131	344	431	202	911	669	265	2,981
No FICO available(1)	25	—	—	1	1	47	384	—	458
Total retail	$3,688	$4,434	$9,236	$13,689	$8,019	$11,908	$17,827	$1,023	$69,824
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 53

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$889	$3,067	$5,172	$3,117	$1,131	$3,125	$—	$—	$16,501
740-799	1,333	1,940	2,560	1,411	592	1,625	—	—	9,461
680-739	367	631	758	466	266	873	—	—	3,361
620-679	54	135	165	90	121	445	—	—	1,010
<620	9	48	104	95	161	561	—	—	978
No FICO available(1)	1	—	2	1	3	14	—	—	21
Total residential mortgages	2,653	5,821	8,761	5,180	2,274	6,643	—	—	31,332
Home equity
800+	—	4	4	1	4	91	5,078	222	5,404
740-799	—	1	2	1	3	82	4,708	241	5,038
680-739	1	1	1	2	5	93	2,693	202	2,998
620-679	—	1	1	2	8	77	718	137	944
<620	—	2	1	1	10	80	332	230	656
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	9	9	7	30	423	13,529	1,032	15,040
Automobile
800+	81	539	1,062	368	162	47	—	—	2,259
740-799	134	671	1,038	375	165	52	—	—	2,435
680-739	147	577	708	252	118	39	—	—	1,841
620-679	94	316	345	112	65	26	—	—	958
<620	44	232	291	100	66	32	—	—	765
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	500	2,335	3,444	1,207	576	196	—	—	8,258
Education
800+	296	671	1,637	1,418	600	1,185	—	—	5,807
740-799	368	694	1,050	850	369	678	—	—	4,009
680-739	143	289	333	273	134	298	—	—	1,470
620-679	30	65	68	58	32	107	—	—	360
<620	5	18	25	23	15	55	—	—	141
No FICO available(1)	10	—	1	—	—	36	—	—	47
Total education	852	1,737	3,114	2,622	1,150	2,359	—	—	11,834
Other retail
800+	183	70	38	35	16	18	500	—	860
740-799	258	87	46	45	21	19	963	1	1,440
680-739	214	76	39	39	18	11	973	2	1,372
620-679	118	48	23	19	6	4	419	2	639
<620	31	35	18	14	4	2	251	2	357
No FICO available(1)	7	1	—	1	—	—	373	—	382
Total other retail	811	317	164	153	65	54	3,479	7	5,050
Total retail
800+	1,449	4,351	7,913	4,939	1,913	4,466	5,578	222	30,831
740-799	2,093	3,393	4,696	2,682	1,150	2,456	5,671	242	22,383
680-739	872	1,574	1,839	1,032	541	1,314	3,666	204	11,042
620-679	296	565	602	281	232	659	1,137	139	3,911
<620	89	335	439	233	256	730	583	232	2,897
No FICO available(1)	18	1	3	2	3	50	373	—	450
Total retail	$4,817	$10,219	$15,492	$9,169	$4,095	$9,675	$17,008	$1,039	$71,514
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 54

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Nine Months Ended September 30, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$15	$22	$1	$15	$32	$—	$85
Commercial real estate	—	—	1	22	98	102	—	—	223
Total commercial	—	—	16	44	99	117	32	—	308
Residential mortgages	—	—	—	—	—	4	—	—	4
Home equity	—	—	—	—	—	3	8	1	12
Automobile	—	5	23	23	7	4	9	1	72
Education	—	2	6	18	21	46	—	—	93
Other retail	25	10	7	12	2	8	132	—	196
Total retail	25	17	36	53	30	65	149	2	377
Total loans and leases	$25	$17	$52	$97	$129	$182	$181	$2	$685

	Nine Months Ended September 30, 2023
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$1	$32	$4	$1	$24	$35	$—	$97
Commercial real estate	—	—	—	51	11	53	—	—	115
Total commercial	—	1	32	55	12	77	35	—	212
Residential mortgages	—	—	—	—	1	2	—	—	3
Home equity	—	—	—	—	—	2	6	—	8
Automobile	—	24	31	11	9	7	—	—	82
Education	—	3	12	16	10	35	—	—	76
Other retail	36	22	7	6	8	7	84	—	170
Total retail	36	49	50	33	28	53	90	—	339
Total loans and leases	$36	$50	$82	$88	$40	$130	$125	$—	$551
Citizens Financial Group, Inc. | 55

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$43,542	$54	$5	$5	$219	$43,825	$48
Commercial real estate	26,961	72	83	15	852	27,983	64
Total commercial	70,503	126	88	20	1,071	71,808	112
Residential mortgages	31,923	93	48	146	169	32,379	129
Home equity	15,591	93	27	—	281	15,992	186
Automobile	5,347	109	38	—	46	5,540	5
Education	10,989	43	25	2	59	11,118	2
Other retail	4,658	44	31	1	61	4,795	1
Total retail	68,508	382	169	149	616	69,824	323
Total	$139,011	$508	$257	$169	$1,687	$141,632	$435
Guaranteed residential mortgages(1)	$830	$54	$29	$145	$—	$1,058	$—

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,591	$62	$18	$6	$297	$44,974	$30
Commercial real estate	28,745	150	59	40	477	29,471	71
Total commercial	73,336	212	77	46	774	74,445	101
Residential mortgages	30,499	282	118	256	177	31,332	144
Home equity	14,640	82	33	—	285	15,040	198
Automobile	8,005	144	48	—	61	8,258	7
Education	11,732	49	23	2	28	11,834	3
Other retail	4,899	49	34	29	39	5,050	—
Total retail	69,775	606	256	287	590	71,514	352
Total	$143,111	$818	$333	$333	$1,364	$145,959	$453
Guaranteed residential mortgages(1)	$675	$128	$76	$243	$—	$1,122	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At September 30, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $529 million and $556 million, respectively, and collateral-dependent commercial loans totaling $607 million and $233 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $319 million and $336 million as of September 30, 2024 and December 31, 2023, respectively.
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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$75	$25	$—	$1	$3	$104	0.24%
Commercial real estate	—	156	23	—	67	94	340	1.22
Total commercial	—	231	48	—	68	97	444	0.62
Residential mortgages	1	15	1	—	4	1	22	0.07
Home equity	2	1	—	—	4	—	7	0.04
Automobile	—	—	—	—	—	—	—	—
Education	3	1	16	—	—	—	20	0.18
Other retail	5	—	—	—	—	—	5	0.10
Total retail	11	17	17	—	8	1	54	0.08
Total	$11	$248	$65	$—	$76	$98	$498	0.35%

	Three Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$148	$47	$—	$—	$1	$196	0.42%
Commercial real estate	—	131	—	—	37	1	169	0.57
Total commercial	—	279	47	—	37	2	365	0.47
Residential mortgages	2	25	—	—	6	—	33	0.11
Home equity	1	1	—	—	1	—	3	0.02
Automobile	—	—	—	—	—	—	—	—
Education	3	—	1	—	—	—	4	0.03
Other retail	3	—	—	—	—	—	3	0.06
Total retail	9	26	1	—	7	—	43	0.06
Total	$9	$305	$48	$—	$44	$2	$408	0.27%
Citizens Financial Group, Inc. | 57

	Nine Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$179	$86	$—	$1	$23	$—	$289	0.66%
Commercial real estate	—	505	100	—	130	144	—	879	3.14
Total commercial	—	684	186	—	131	167	—	1,168	1.63
Residential mortgages	4	63	9	—	8	1	1	86	0.27
Home equity	3	2	—	—	9	—	—	14	0.09
Automobile	—	—	—	—	—	—	—	—	—
Education	9	2	39	—	—	—	—	50	0.45
Other retail	13	—	—	—	—	—	—	13	0.27
Total retail	29	67	48	—	17	1	1	163	0.23
Total	$29	$751	$234	$—	$148	$168	$1	$1,331	0.94%

	Nine Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$263	$78	$—	$1	$2	$344	0.74%
Commercial real estate	—	454	—	—	37	1	492	1.67
Total commercial	—	717	78	—	38	3	836	1.08
Residential mortgages	6	59	—	—	16	—	81	0.26
Home equity	1	4	—	—	5	—	10	0.07
Automobile	—	—	—	—	—	—	—	—
Education	7	—	2	—	—	—	9	0.07
Other retail	8	—	—	—	—	—	8	0.16
Total retail	22	63	2	—	21	—	108	0.15
Total	$22	$780	$80	$—	$59	$3	$944	0.63%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023, disaggregated by class of financing receivable.

	Three Months Ended September 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.62%	14	$11	$—
Commercial real estate	4.31	9	1	—
Residential mortgages	1.52	94	—	—
Home equity	4.32	51	—	—
Automobile	—	—	—	—
Education	4.44	24	—	—
Other retail	20.79	—	—	1
Citizens Financial Group, Inc. | 58

	Three Months Ended September 30, 2023
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.32%	17	$—	$—
Commercial real estate	1.25	7	—	—
Residential mortgages	0.98	47	—	—
Home equity	2.51	133	—	—
Automobile	—	—	—	—
Education	4.95	—	—	—
Other retail	18.86	—	—	1

	Nine Months Ended September 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.72%	15	$3	$—
Commercial real estate	2.83	17	1	—
Residential mortgages	1.59	92	—	—
Home equity	4.03	75	—	—
Automobile	—	—	—	—
Education	4.42	24	—	—
Other retail	20.23	—	—	5

	Nine Months Ended September 30, 2023
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.95%	14	$1	$—
Commercial real estate	1.25	8	—	—
Residential mortgages	1.55	48	—	—
Home equity	2.24	127	—	—
Automobile	3.47	20	—	—
Education	4.97	—	—	—
Other retail	18.45	—	—	4
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ending September 30, 2024 and the nine month period ending September 30, 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	September 30, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$211	$35	$1	$—	$54	$301
Commercial real estate	590	30	63	—	287	970
Total commercial	801	65	64	—	341	1,271
Residential mortgages	73	6	4	16	12	111
Home equity	11	—	—	—	8	19
Automobile	—	—	—	—	—	—
Education	34	1	—	—	35	70
Other retail	12	1	1	—	1	15
Total retail	130	8	5	16	56	215
Total	$931	$73	$69	$16	$397	$1,486
Citizens Financial Group, Inc. | 59

	September 30, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$262	$—	$—	$—	$82	$344
Commercial real estate	262	55	—	—	175	492
Total commercial	524	55	—	—	257	836
Residential mortgages	52	—	5	13	11	81
Home equity	3	—	—	—	7	10
Automobile	—	—	—	—	—	—
Education	8	—	—	—	1	9
Other retail	6	1	—	—	1	8
Total retail	69	1	5	13	20	108
Total	$593	$56	$5	$13	$277	$944
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

	Three Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Total
Commercial and industrial	$1	$3	$—	$15	$19
Commercial real estate	—	75	21	—	96
Total commercial	1	78	21	15	115
Residential mortgages	—	11	—	—	11
Home equity	—	—	—	—	—
Automobile	—	—	—	—	—
Education	1	—	—	—	1
Other retail	1	—	—	—	1
Total retail	2	11	—	—	13
Total	$3	$89	$21	$15	$128

	Three Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	41	—	—	41
Total commercial	—	41	—	—	41
Residential mortgages	1	6	—	5	12
Home equity	—	1	—	2	3
Automobile	—	—	—	—	—
Education	—	—	1	—	1
Other retail	—	—	—	—	—
Total retail	1	7	1	7	16
Total	$1	$48	$1	$7	$57
Citizens Financial Group, Inc. | 60

	Nine Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$1	$3	$—	$—	$15	$19
Commercial real estate	—	141	21	—	—	162
Total commercial	1	144	21	—	15	181
Residential mortgages	—	22	1	1	1	25
Home equity	—	—	—	1	—	1
Automobile	—	—	—	—	—	—
Education	4	—	12	—	—	16
Other retail	1	—	—	—	—	1
Total retail	5	22	13	2	1	43
Total	$6	$166	$34	$2	$16	$224

	Nine Months Ended September 30, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$3	$—	$—	$3
Commercial real estate	—	67	—	—	67
Total commercial	—	70	—	—	70
Residential mortgages	1	6	—	5	12
Home equity	—	1	—	2	3
Automobile	—	—	—	—	—
Education	—	—	1	—	1
Other retail	—	—	—	—	—
Total retail	1	7	1	7	16
Total	$1	$77	$1	$7	$86
Unfunded commitments related to loans modified during the nine months ended September 30, 2024 were $75 million at September 30, 2024. Unfunded commitments related to loans modified during the year ended December 31, 2023 were $221 million at December 31, 2023.
Concentrations of Credit Risk
The Company’s lending activity is geographically well diversified with an emphasis in our core markets located in the New England, Mid-Atlantic and Midwest regions. Generally, loans are collateralized by assets including real estate, inventory, accounts receivable, other personal property and investment securities. As of September 30, 2024 and December 31, 2023, there were no material concentration risks within the commercial or retail loan portfolios. Exposure to credit losses arising from lending transactions may fluctuate with fair values of collateral supporting loans, which may not perform according to contractual agreements. The Company’s policy is to collateralize loans to the extent necessary; however, unsecured loans are also granted on the basis of the financial strength of the applicant and the facts surrounding the transaction.
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
Citizens Financial Group, Inc. | 61

The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Cash proceeds from residential mortgage loans sold with servicing retained	$2,137	$3,270	$5,432	$7,358
Gain on sales(1)	17	19	47	60
Contractually specified servicing, late and other ancillary fees(1)	79	76	235	230
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $96.1 billion and $97.4 billion at September 30, 2024 and December 31, 2023, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Fair value as of beginning of the period	$1,568	$1,524	$1,552	$1,530
Amounts capitalized	28	47	71	104
Changes in unpaid principal balance during the period(1)	(46)	(42)	(135)	(124)
Changes in fair value during the period(2)	(49)	91	13	110
Fair value at end of the period	$1,501	$1,620	$1,501	$1,620
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

(dollars in millions)	September 30, 2024	December 31, 2023
Fair value	$1,501	$1,552
Weighted average life (years)	8.3	8.8
Weighted average constant prepayment rate	8.3%	7.2%
Decline in fair value from 10% adverse change	$40	$37
Decline in fair value from 20% adverse change	$76	$71
Weighted average option adjusted spread	634 bps	630 bps
Decline in fair value from 10% adverse change	$42	$43
Decline in fair value from 20% adverse change	$85	$87
The Company has mortgage banking derivatives, which include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 8 for additional information.
Citizens Financial Group, Inc. | 62

Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	September 30, 2024	December 31, 2023
Education	$437	$502
Commercial and industrial(1)	95	94
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
NOTE 6 - VARIABLE INTEREST ENTITIES
The Company, in the normal course of business, engages in a variety of activities with entities that are considered VIEs, as defined by GAAP, with its variable interest arising from contractual, ownership or other monetary interests in the entity. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.
For more details regarding the Company’s involvement with VIEs see Note 11 in the Company’s 2023 Form 10-K.
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$—	$13
Interest-bearing deposits in banks	209	106
Net loans and leases	4,432	3,194
Other assets	26	14
Total assets	$4,667	$3,327
Liabilities:
Long-term borrowed funds	$3,801	$2,692
Other liabilities	10	8
Total liabilities	$3,811	$2,700
Secured Borrowings
The Company utilizes a portion of its auto loan portfolio to support certain secured borrowing arrangements, which provide a source of funding for the Company and involves the transfer of auto loans to bankruptcy remote special purpose entities (“SPEs”). These SPEs then issue asset-backed notes to third-parties collateralized by the transferred loans.
The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs do not have recourse to the general credit of the Company. The performance of the loans transferred to the SPEs is the most significant driver impacting the economic performance of the VIEs.
Citizens Financial Group, Inc. | 63

Unconsolidated VIEs
The Company is involved with various VIEs that are not consolidated including lending to special purpose entities, investments in asset-backed securities and investments in entities that sponsor affordable housing, renewable energy and economic development projects. The Company’s maximum exposure to loss resulting from its involvement with these entities is limited to the balance sheet carrying amount of its investments, unfunded commitments, and the outstanding principal balance of loans to special purpose entities.
A summary of these investments is presented below:

(dollars in millions)	September 30, 2024	December 31, 2023
Lending to special purpose entities included in loans and leases	$3,988	$4,760
LIHTC investments included in other assets	2,483	2,444
LIHTC unfunded commitments included in other liabilities	975	1,025
Asset-backed investments included in HTM securities	430	488
Renewable energy investments included in other assets	268	314
NMTC investments included in other assets	2	3
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored special purpose entities. As of September 30, 2024 and December 31, 2023, the lending facilities had undrawn commitments to extend credit of $3.1 billion and $2.7 billion, respectively. For more information on commitments to extend credit see Note 11.
Asset-backed securities
The Company’s investments in asset-backed securities are collateralized by education loans sold to a third-party sponsored VIE. The Company acts as the primary servicer for the sold loans and receives a servicing fee. A third-party servicer is responsible for all loans that become significantly delinquent.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s LIHTC investments is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return of capital.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes (e.g., tax depreciation).
Contingent commitments related to the Company’s renewable energy investments were $61 million at September 30, 2024, and are expected to be paid in varying amounts through 2026. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
New Markets Tax Credit Program
The Company participates in the NMTC program which provides a tax incentive for private sector investment into economic development projects and businesses located in low-income communities.
Citizens Financial Group, Inc. | 64

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Tax credits recognized	$99	$76	$290	$250
Other tax benefits recognized	21	17	68	55
Amortization	(88)	(71)	(276)	(237)
Net benefit (expense) included in income tax expense	32	22	82	68
Other income	1	1	4	4
Allocated income (loss) on investments	(3)	(1)	(9)	(7)
Net benefit (expense) included in noninterest income	(2)	—	(5)	(3)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$30	$22	$77	$65
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2024 and 2023, this includes LIHTC, renewable energy and NMTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ended September 30, 2024 and 2023.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Short-term borrowed funds were $15 million and $505 million as of September 30, 2024 and December 31, 2023, respectively.
Citizens Financial Group, Inc. | 65

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	September 30, 2024	December 31, 2023
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$—	$90
4.023% fixed-rate subordinated debt, due October 2024	17	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,245	—
2.500% fixed-rate senior unsecured notes, due February 2030	299	298
3.250% fixed-rate senior unsecured notes, due April 2030	747	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,243	—
2.638% fixed-rate subordinated debt, due September 2032	568	563
6.645% fixed/floating-rate senior unsecured notes, due April 2035	745	—
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	749	749
4.119% fixed/floating-rate senior unsecured notes, due May 2025(1)	—	649
6.064% fixed/floating-rate senior unsecured notes, due October 2025	600	599
5.284% fixed/floating-rate senior unsecured notes, due January 2026	350	349
3.750% senior unsecured notes, due February 2026	491	483
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 4.864% weighted average rate, due through 2043(2)	553	3,786
Secured borrowings, 5.785% weighted average rate, due through 2030(2)(3)	3,887	2,692
Other	22	18
Total long-term borrowed funds	$13,944	$13,467
(1) Notes were redeemed on May 23, 2024.
(2) Rate disclosed reflects the weighted average rate as of September 30, 2024.
(3) Collateralized by loans. See Note 6 for additional information.
At September 30, 2024, the Company’s long-term borrowed funds include principal balances of $14.0 billion, unamortized debt issuance costs and discounts of $90 million, and hedging basis adjustments of ($8) million. At December 31, 2023, the Company’s long-term borrowed funds include principal balances of $13.6 billion, unamortized debt issuance costs and discounts of $74 million, and hedging basis adjustments of ($17) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $5.5 billion and $9.2 billion at September 30, 2024 and December 31, 2023, respectively. The Company’s available FHLB borrowing capacity was $20.4 billion and $15.9 billion at September 30, 2024 and December 31, 2023, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2024, the Company’s unused secured borrowing capacity was approximately $72.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 66

The following table presents a summary of maturities for the Company’s long-term borrowed funds at September 30, 2024:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2024	$17	$—	$17
2025	469	1,476	1,945
2026	499	2,831	3,330
2027	—	8	8
2028	—	2,696	2,696
2029 and thereafter	5,509	439	5,948
Total	$6,494	$7,450	$13,944
NOTE 8 - DERIVATIVES
In the normal course of business, the Company enters into derivative transactions to meet the financing and hedging needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward sale contracts and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 in the Company’s 2023 Form 10-K.
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	September 30, 2024			December 31, 2023
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$58,145	$327	$50	$86,895	$173	$44
Derivatives not designated as hedging instruments:
Interest rate contracts	183,770	338	690	185,993	291	1,105
Foreign exchange contracts	31,579	371	306	32,528	434	378
Commodities contracts	1,136	536	476	1,251	685	640
TBA contracts	3,357	3	12	2,337	3	16
Other contracts	853	6	9	549	7	—
Total derivatives not designated as hedging instruments	220,695	1,254	1,493	222,658	1,420	2,139
Total gross derivatives	278,840	1,581	1,543	309,553	1,593	2,183
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(405)	(405)		(471)	(471)
Less: Cash collateral applied(1)		(590)	(126)		(682)	(150)
Total net derivatives presented in the Consolidated Balance Sheets		$586	$1,012		$440	$1,562
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
The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended September 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	$302	($8)
Derivatives	(306)	8
Amounts related to interest settlements on derivatives	34	(4)
Total net interest income recognized on fair value hedges	$30	($4)
Three Months Ended September 30, 2023
Gains (losses) on fair value hedges recognized on:
Hedged items	($16)	$1
Derivatives	16	(1)
Amounts related to interest settlements on derivatives	3	(4)
Total net interest income recognized on fair value hedges	$3	($4)
Nine Months Ended September 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	$128	($8)
Derivatives	(127)	8
Amounts related to interest settlements on derivatives	87	(11)
Total net interest income recognized on fair value hedges	$88	($11)
Nine Months Ended September 30, 2023
Gains (losses) on fair value hedges recognized on:
Hedged items	($28)	$—
Derivatives	28	—
Amounts related to interest settlements on derivatives	4	(12)
Total net interest income recognized on fair value hedges	$4	($12)
Citizens Financial Group, Inc. | 68

The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	September 30, 2024		December 31, 2023
	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets	$10,510	$—	$7,253	$—
Carrying amount of hedged liabilities	—	491	—	483
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	176	(8)	60	(17)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.7 billion and $5.9 billion, respectively, including associated cumulative basis adjustments of $95 million and $39 million, respectively. The amount of the designated hedging instruments was $4.8 billion and $4.0 billion at September 30, 2024 and December 31, 2023, respectively.
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI into earnings in the period during which the hedged item affects earnings.
The Company has entered into interest rate swap agreements designed to hedge a portion of its floating-rate assets and liabilities. All of these swaps are deemed highly effective cash flow hedges. From time to time, the Company may also enter into certain interest rate option agreements that utilize interest rate floors and/or caps. Option premiums paid and received are excluded from the assessment of hedge effectiveness and are amortized over the life of the instruments.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Pre-tax net gains (losses) recognized in OCI	$613	($326)	($114)	($773)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(276)	(156)	(711)	(420)
Pre-tax net gains (losses) reclassified from AOCI into interest expense	—	(1)	—	—
Using the September 30, 2024 interest rate curve the Company estimates that $621 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after September 30, 2024.
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
Citizens Financial Group, Inc. | 69

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2024	2023	2024	2023
Economic hedge type:
Customer interest rate contracts	$474	($448)	($209)	($1,028)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	(467)	460	233	1,068	Foreign exchange and derivative products
Customer foreign exchange contracts	151	(77)	18	(72)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	(195)	141	(13)	121	Foreign exchange and derivative products
Customer commodity contracts	(193)	168	(126)	(401)	Foreign exchange and derivative products
Derivatives hedging commodity price risk	198	(158)	141	430	Foreign exchange and derivative products
Residential loan commitments	9	(21)	2	(39)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(24)	30	(15)	45	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	47	(76)	(9)	(91)	Mortgage banking fees
Total	$—	$19	$22	$33
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended September 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Balance at July 1, 2023	($1,553)	($2,643)	($367)	($4,563)
Other comprehensive income (loss) before reclassifications	(248)	(578)	—	(826)
Amounts reclassified to the Consolidated Statements of Operations	120	23	3	146
Net other comprehensive income (loss)	(128)	(555)	3	(680)
Balance at September 30, 2023	($1,681)	($3,198)	($364)	($5,243)
Balance at July 1, 2024	($1,302)	($2,511)	($322)	($4,135)
Other comprehensive income (loss) before reclassifications	450	541	—	991
Amounts reclassified to the Consolidated Statements of Operations	203	13	2	218
Net other comprehensive income (loss)	653	554	2	1,209
Balance at September 30, 2024	($649)	($1,957)	($320)	($2,926)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
Citizens Financial Group, Inc. | 70

	As of and for the Nine Months Ended September 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Balance at January 1, 2023	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	(580)	(490)	—	(1,070)
Amounts reclassified to the Consolidated Statements of Operations	315	63	9	387
Net other comprehensive income (loss)	(265)	(427)	9	(683)
Balance at September 30, 2023	($1,681)	($3,198)	($364)	($5,243)
Balance at January 1, 2024	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(84)	339	4	259
Amounts reclassified to the Consolidated Statements of Operations	522	42	9	573
Net other comprehensive income (loss)	438	381	13	832
Balance at September 30, 2024	($649)	($1,957)	($320)	($2,926)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2024			December 31, 2023
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares		Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000		$296
Series C	1,000		300,000		297	300,000		297
Series D	1,000	(1)	—		—	300,000	(2)	293
Series E	1,000	(1)	450,000	(3)	437	450,000		437
Series F	1,000		400,000		395	400,000		395
Series G	1,000		300,000		296	300,000		296
Series H	1,000	(1)	400,000	(4)	391	—		—
Total			2,150,000		$2,112	2,050,000		$2,014
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
On July 8, 2024, the Company redeemed all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2023 Form 10-K.
Citizens Financial Group, Inc. | 71

Dividends
The following tables summarize the Company’s dividend activity for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$190	$190	$0.42	$199	$199
Preferred stock
Series B	$21.68	$6	$7	$21.81	$7	$9
Series C	22.07	6	6	15.93	4	4
Series D	—	—	7	15.88	4	4
Series E	12.50	6	6	12.50	6	6
Series F	14.13	6	6	14.13	6	6
Series G	10.00	3	3	10.00	3	3
Series H	27.25	11	—	—	—	—
Total preferred stock		$38	$35		$30	$32

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.26	$581	$581	$1.26	$609	$609
Preferred stock
Series B	$65.06	$19	$20	$51.81	$16	$18
Series C	60.54	18	16	47.81	14	14
Series D	39.66	12	17	47.63	14	14
Series E	37.50	17	17	37.50	17	17
Series F	42.38	17	17	42.38	17	17
Series G	30.00	9	9	30.00	9	9
Series H	27.25	11	—	—	—	—
Total preferred stock		$103	$96		$87	$89
Treasury Stock
During the nine months ended September 30, 2024 and 2023, the Company repurchased $825 million, or 23,006,560 shares, and $906 million, or 28,472,450 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2023 Form 10-K.

(dollars in millions)	September 30, 2024	December 31, 2023
Commitments to extend credit	$91,728	$94,201
Letters of credit	1,796	1,977
Loans sold with recourse	96	96
Marketing rights	15	18
Risk participation agreements	11	3
Total	$93,646	$96,295
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
Citizens Financial Group, Inc. | 72

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
Other Commitments
The Company has additional off-balance sheet arrangements that are summarized below:
•Marketing Rights - During 2003, the Company entered into a 25-year agreement to acquire the naming and marketing rights of a baseball stadium in Pennsylvania.
•Loans sold with recourse - the Company is an originator and servicer of residential mortgages and routinely sells such mortgage loans in the secondary market and to GSEs. In the context of such sales, the Company makes certain representations and warranties regarding the characteristics of the underlying loans and, as a result, may be contractually required to repurchase such loans or indemnify certain parties against losses for certain breaches of those representations and warranties. The Company also sells the government guaranteed portion of certain SBA loans to outside investors, for which it retains the servicing rights.
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At September 30, 2024, the remaining terms on these RPAs ranged from less than one year to nine years.
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
Citizens Financial Group, Inc. | 73

NOTE 12 - FAIR VALUE MEASUREMENTS
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
Fair Value Option
The Company elected to account for residential mortgage LHFS and certain commercial and industrial, and commercial real estate LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	September 30, 2024			December 31, 2023
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale, at fair value	$573	$558	$15	$614	$593	$21
Commercial and industrial, and commercial real estate loans held for sale, at fair value	41	47	(6)	62	69	(7)
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
Citizens Financial Group, Inc. | 74

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at September 30, 2024:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$27,911	$—	$27,911	$—
Collateralized loan obligations	234	—	234	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,689	4,689	—	—
Total debt securities available for sale	32,835	4,689	28,146	—
Loans held for sale, at fair value:
Residential loans held for sale	573	—	573	—
Commercial loans held for sale	41	—	41	—
Total loans held for sale, at fair value	614	—	614	—
Mortgage servicing rights	1,501	—	—	1,501
Derivative assets:
Interest rate contracts	665	—	665	—
Foreign exchange contracts	371	—	371	—
Commodities contracts	536	—	536	—
TBA contracts	3	—	3	—
Other contracts	6	—	—	6
Total derivative assets	1,581	—	1,575	6
Equity securities, at fair value(1)	145	145	—	—
Short-term investments	69	40	29	—
Total assets	$36,745	$4,874	$30,364	$1,507
Derivative liabilities:
Interest rate contracts	$740	$—	$740	$—
Foreign exchange contracts	306	—	306	—
Commodities contracts	476	—	476	—
TBA contracts	12	—	12	—
Other contracts	9	—	—	9
Total derivative liabilities	1,543	—	1,534	9
Short-term borrowed funds	15	—	15	—
Total liabilities	$1,558	$—	$1,549	$9
(1) Excludes investments of $58 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $24 million at September 30, 2024, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 76

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,568	$6	$1,552	$7
Issuances	28	18	71	47
Settlements(1)	(46)	(27)	(135)	(50)
Changes in fair value during the period recognized in earnings(2)	(49)	—	13	(7)
Ending balance	$1,501	($3)	$1,501	($3)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,524	$6	$1,530	$1
Issuances	47	17	104	52
Settlements(1)	(42)	1	(124)	(11)
Changes in fair value during the period recognized in earnings(2)	91	(21)	110	(39)
Ending balance	$1,620	$3	$1,620	$3
(1) For MSRs, represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period. For other derivative contracts, represents the closeout of interest rate lock commitments.
(2) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees and other income in the Consolidated Statements of Operations.
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities.

			As of September 30, 2024	As of December 31, 2023
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6.81-18.55% CPR (8.30% CPR)	6.70-14.55% CPR (7.23% CPR)
		Option adjusted spread	398-1,058 bps (634 bps)	398-1,058 bps (630 bps)
Other derivative contracts	Internal Model	Pull through rate	9.42-99.91% (81.65%)	24.90-99.70% (80.34%)
		MSR value	(17.99)-162.51 bps (105.41 bps)	(8.90)-141.24 bps (88.04 bps)
(1) Disclosures related to the fair value measurement of financial instruments deemed immaterial are not included.
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure fair value on a nonrecurring basis, see Note 20 in the Company’s 2023 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Collateral-dependent loans	($36)	($40)	($156)	($108)

The following table presents assets measured at fair value on a nonrecurring basis:

	September 30, 2024				December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$1,136	$—	$1,136	$—	$789	$—	$789	$—
Citizens Financial Group, Inc. | 77

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	September 30, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,738	$8,067	$—	$—	$8,308	$7,645	$430	$422
Other loans held for sale	49	49	—	—	—	—	49	49
Net loans and leases	139,553	139,662	—	—	1,136	1,136	138,417	138,526
Other assets	732	732	—	—	710	710	22	22
Financial liabilities:
Deposits	175,188	175,061	—	—	175,188	175,061	—	—
Long-term borrowed funds	13,944	13,977	—	—	13,944	13,977	—	—

	December 31, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,184	$8,350	$—	$—	$8,696	$7,887	$488	$463
Other loans held for sale	103	103	—	—	—	—	103	103
Net loans and leases	143,861	140,504	—	—	789	789	143,072	139,715
Other assets	869	869	—	—	851	851	18	18
Financial liabilities:
Deposits	177,342	177,096	—	—	177,342	177,096	—	—
Short-term borrowed funds	505	505	—	—	505	505	—	—
Long-term borrowed funds	13,467	13,012	—	—	13,467	13,012	—	—
Citizens Financial Group, Inc. | 78

NOTE 13 - NONINTEREST INCOME
Revenues from Contracts with Customers
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Three Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$75	$34	$—	$—	$109
Card fees	73	12	—	6	91
Capital markets fees	—	88	—	—	88
Wealth fees(1)	76	—	—	—	76
Other banking fees	1	2	—	—	3
Total revenue from contracts with customers	$225	$136	$—	$6	$367
Total revenue from other sources(2)	60	71	—	34	165
Total noninterest income	$285	$207	$—	$40	$532

	Three Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$73	$31	$—	$1	$105
Card fees	62	12	—	—	74
Capital markets fees	—	64	—	—	64
Wealth fees(1)	62	1	—	—	63
Other banking fees	1	3	—	—	4
Total revenue from contracts with customers	$198	$111	$—	$1	$310
Total revenue from other sources(2)	80	69	—	33	182
Total noninterest income	$278	$180	$—	$34	$492

	Nine Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$213	$97	$—	$—	$310
Card fees	213	40	—	13	266
Capital markets fees	—	330	—	—	330
Wealth fees(1)	219	—	—	—	219
Other banking fees	2	8	—	1	11
Total revenue from contracts with customers	$647	$475	$—	$14	$1,136
Total revenue from other sources(2)	173	201	—	92	466
Total noninterest income	$820	$676	$—	$106	$1,602

	Nine Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$206	$98	$—	$1	$305
Card fees	188	35	—	—	223
Capital markets fees	—	211	—	—	211
Wealth fees(1)	190	1	—	—	191
Other banking fees	2	10	—	—	12
Total revenue from contracts with customers	$586	$355	$—	$1	$942
Total revenue from other sources(2)	216	233	—	92	541
Total noninterest income	$802	$588	$—	$93	$1,483
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during the second quarter of 2024.
(2) Includes bank-owned life insurance income of $26 million and $24 million for the three months ended September 30, 2024 and 2023, respectively, and $80 million and $70 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company recognized trailing commissions of $4 million for the three months ended September 30, 2024 and 2023, and $11 million for the nine months ended September 30, 2024 and 2023 related to ongoing commissions from previous investment sales.
Citizens Financial Group, Inc. | 79

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Marketing	$40	$48	$124	$142
Deposit insurance(1)	40	42	162	121
Other	84	86	269	279
Other operating expense	$164	$176	$555	$542
(1) Includes an industry-wide FDIC special assessment of $40 million for the nine months ended September 30, 2024.
NOTE 15 - EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$382	$430	$1,108	$1,419
Less: Preferred stock dividends	38	30	103	87
Net income available to common stockholders	$344	$400	$1,005	$1,332
Denominator:
Weighted-average common shares outstanding - basic	446,561,996	469,481,085	453,993,833	478,073,507
Dilutive common shares: share-based awards	3,351,471	1,702,634	2,467,497	1,659,501
Weighted-average common shares outstanding - diluted	449,913,467	471,183,719	456,461,330	479,733,008
Earnings per common share:
Basic	$0.77	$0.85	$2.21	$2.79
Diluted(1)	0.77	0.85	2.20	2.78
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 141,698 and 2,566,762 for the three months ended September 30, 2024 and 2023, respectively, and 409,167 and 2,391,244 for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 16 - BUSINESS OPERATING SEGMENTS
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
Citizens Financial Group, Inc. | 80

	Three Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,156	$478	($28)	($237)	$1,369
Noninterest income	285	207	—	40	532
Total revenue	1,441	685	(28)	(197)	1,901
Noninterest expense	916	300	23	20	1,259
Profit (loss) before provision (benefit) for credit losses	525	385	(51)	(217)	642
Provision (benefit) for credit losses	84	91	17	(20)	172
Income (loss) before income tax expense (benefit)	441	294	(68)	(197)	470
Income tax expense (benefit)	114	63	(17)	(72)	88
Net income (loss)	$327	$231	($51)	($125)	$382
Total average assets	$75,392	$68,092	$8,389	$66,705	$218,578

	Three Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,067	$560	($41)	($64)	$1,522
Noninterest income	278	180	—	34	492
Total revenue	1,345	740	(41)	(30)	2,014
Noninterest expense	905	325	30	33	1,293
Profit (loss) before provision (benefit) for credit losses	440	415	(71)	(63)	721
Provision (benefit) for credit losses	67	67	20	18	172
Income (loss) before income tax expense (benefit)	373	348	(91)	(81)	549
Income tax expense (benefit)	97	88	(24)	(42)	119
Net income (loss)	$276	$260	($67)	($39)	$430
Total average assets	$72,964	$74,997	$13,113	$59,088	$220,162

	Nine Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,369	$1,486	($96)	($538)	$4,221
Noninterest income	820	676	—	106	1,602
Total revenue	4,189	2,162	(96)	(432)	5,823
Noninterest expense	2,734	928	74	182	3,918
Profit (loss) before provision (benefit) for credit losses	1,455	1,234	(170)	(614)	1,905
Provision (benefit) for credit losses	249	262	46	(32)	525
Income (loss) before income tax expense (benefit)	1,206	972	(216)	(582)	1,380
Income tax expense (benefit)	311	223	(55)	(207)	272
Net income (loss)	$895	$749	($161)	($375)	$1,108
Total average assets	$74,510	$69,046	$9,450	$66,514	$219,520

	Nine Months Ended September 30, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,101	$1,741	($84)	($5)	$4,753
Noninterest income	802	588	—	93	1,483
Total revenue	3,903	2,329	(84)	88	6,236
Noninterest expense	2,637	971	95	192	3,895
Profit (loss) before provision (benefit) for credit losses	1,266	1,358	(179)	(104)	2,341
Provision (benefit) for credit losses	198	185	54	79	516
Income (loss) before income tax expense (benefit)	1,068	1,173	(233)	(183)	1,825
Income tax expense (benefit)	278	289	(61)	(100)	406
Net income (loss)	$790	$884	($172)	($83)	$1,419
Total average assets	$72,477	$77,130	$14,409	$57,723	$221,739
Citizens Financial Group, Inc. | 81

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended September 30, 2024 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
July 1, 2024 - July 31, 2024	7,309,783	$40.58	7,309,755	$953,373,396
August 1, 2024 - August 31, 2024	71	$42.67	—	$953,373,396
September 1, 2024 - September 30, 2024	696,518	$40.74	696,045	$925,000,000
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
Citizens Financial Group, Inc. | 82

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 83

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2024.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ John F. Woods
Name: John F. Woods
Title: Chief Financial Officer
(Principal Financial Officer)

Citizens Financial Group, Inc. | 84