Form 10-K
period 2024-12-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2025-02-13
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-36636
(Exact name of registrant as specified in its charter)

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant was $16,220,612,178 (based on the June 30, 2024 closing price of Citizens Financial Group, Inc. common shares of $36.03 as reported on the New York Stock Exchange). There were 437,136,981 shares of the registrant’s common stock ($0.01 par value) outstanding on February 4, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Financial Group, Inc.’s Proxy Statement to be filed with the United States Securities and Exchange Commission in connection with Citizens Financial Group, Inc.’s 2025 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

Citizens Financial Group, Inc. | 1

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank Holding Company Act	The Bank Holding Company Act of 1956
BHC	Bank Holding Company
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
Capital Plan Rule	Federal Reserve Regulation Y Capital Plan Rule
CBNA	Citizens Bank, National Association
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CEO	Chief Executive Officer
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
COVID	Coronavirus Disease
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EAD	Exposure at Default
EEO-1 report	Mandatory report on workforce demographics submitted annually to the U.S. Equal Employment Opportunity Commission
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act

Citizens Financial Group, Inc. | 2

FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
Federal Banking Regulators	Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FINRA	Financial Industry Regulation Authority
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act of 1999
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HSBC	HSBC Bank U.S.A., N.A.
HSBC transaction	Acquisition of HSBC East Coast branches and national online deposit business
HTM	Held To Maturity
IDI	Insured Depository Institution
Investors	Investors Bancorp, Inc. and its subsidiaries
JMP	JMP Group LLC
LHFS	Loans Held for Sale
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mid-Atlantic	District of Columbia, Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia, and West Virginia
Midwest	Illinois, Indiana, Michigan, and Ohio
Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
New England	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont
NM	Not meaningful
NMTC	New Markets Tax Credit
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OFAC	U.S. Treasury Department Office of Foreign Assets Control

Citizens Financial Group, Inc. | 3

Operating Leverage	Period-over-period percent change in total revenue, less the period-over-period percent change in noninterest expense
OTC	Over the Counter
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
PD	Probability of Default
peers or peer regional banks	Comerica, Fifth Third, Huntington, KeyCorp, M&T, PNC, Regions, Truist and U.S. Bancorp
REIT	Real estate investment trust
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value at Risk
TBAs	To-Be-Announced Mortgage Securities
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
TOP	Tapping Our Potential
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

Citizens Financial Group, Inc. | 4

FORWARD-LOOKING STATEMENTS
    This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook,” “guidance” or similar expressions or future conditional verbs such as “may,” “will,” “likely,” “should,” “would,” and “could.”
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
PART I
ITEM 1. BUSINESS
Citizens Financial Group, Inc. is headquartered in Providence, Rhode Island. We offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. Our products and services are offered through more than 1,000 branches in 14 states and the District of Columbia and 97 retail and commercial non-branch offices, though certain lines of business serve national markets. At December 31, 2024, we had total assets of $217.5 billion, total deposits of $174.8 billion and total stockholders’ equity of $24.3 billion.
We are a BHC incorporated under Delaware state law in 1984 and our primary federal regulator is the FRB. CBNA is our banking subsidiary, whose primary federal regulator is the OCC.
Business Segments
We manage our business through two primary business segments: Consumer Banking and Commercial Banking. Our activities outside these segments are classified as Non-Core or Other. Non-Core includes our indirect auto and certain purchased consumer loan portfolios that we discontinued the origination of in 2023 as part of our balance sheet optimization strategy. Other includes treasury activities, wholesale funding, the securities portfolio, community development assets, and other unallocated assets, liabilities, capital, revenues, provision (benefit) for credit losses and expenses, including income tax expense. For additional information regarding our business segments see the “Business Operating Segments” section of Item 7 and Note 26 in Item 8.
Consumer Banking Segment
Consumer Banking serves consumer customers and small businesses, with products and services that include deposits, mortgage and home equity lending, credit cards, small business loans, and wealth management and investment services largely across our 14-state traditional banking footprint. We also offer education and point-of-sale finance loans in addition to select digital deposit products nationwide. Citizens Private Bank integrates wealth management and banking services to serve high- and ultra-high-net-worth individuals and families, as well as businesses.
Consumer Banking operates a multi-channel distribution network with a workforce of approximately 5,000 branch colleagues, 1,000 branches, including 143 in-store locations, and 3,100 ATMs. Our network includes approximately 1,000 specialists covering lending, savings and investment needs as well as a broad range of small business products and services. We serve customers on a national basis through telephone service centers and our online and mobile platforms where we offer customers the convenience of depositing funds, paying bills and transferring money between accounts and from person to person, as well as a host of other everyday transactions.
Commercial Banking Segment
Commercial Banking primarily serves companies and institutions and strives to be a trusted advisor to our clients and preferred provider for their banking needs. We offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as syndicated loans, corporate finance, mergers and acquisitions, and debt and equity capital markets capabilities.
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

Citizens Financial Group, Inc. | 6

Corporate Banking serves commercial and industrial clients and corporate clients in the United States. In several areas, such as Aerospace, Defense and Government Services, Communications, Transportation and Logistics, Food and Restaurants, Human Capital Management, and Gaming we offer a more dedicated and tailored approach to better meet the unique needs of these client segments.
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
Business Strategy
Our mission is to help our customers, colleagues and communities reach their potential, and our vision is to become a top-performing bank distinguished by our customer-centric culture, mindset of continuous improvement, product innovation, and excellent capabilities. We strive to understand customer and client needs so we can tailor advice and solutions to help make them more successful. Our business strategy is designed to maximize the full potential of our business, drive sustainable growth and enhance profitability. Our success rests on our ability to distinguish ourselves as follows:
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
Develop differentiated value propositions to acquire, deepen, and retain core customer segments: Our focus is on select customer segments where we believe we are well positioned to compete. In Consumer Banking, we focus on serving mass affluent and affluent customers, small businesses and high-net-worth individuals. Our Private Bank serves high- and ultra-high-net-worth individuals, family offices, private equity/venture capital firms, and business clients through integrated wealth management and banking services. In Commercial Banking, we focus on serving customers in the middle-market, mid-corporate, and select industry verticals. By developing differentiated and targeted value propositions, building our fee-based businesses and developing innovative product solutions, we believe we can attract new customers, deepen relationships with existing customers and deliver an enhanced customer experience.

Citizens Financial Group, Inc. | 7

Build excellent capabilities designed to help us stand out from competitors: We strive to deliver seamless, omni-channel experiences that allow customers to interact with us when, where and how they choose. We are enhancing capabilities in key areas including technology, payments, data and analytics, private bank and wealth, collections and fraud, and digital (mobile/online banking and omni-channel servicing). We are on a multi-year digital transformation journey across our Consumer and Commercial organizations to digitize end-to-end customer experiences and transform our marketing to drive consumer-direct acquisition in order to satisfy rapidly changing customer preferences. We strive to use advanced data analytics and artificial intelligence for personalization and to provide timely, insight-driven, tailored advice in order to deliver solutions to consumer and commercial customers throughout their lifecycles.
Operate with financial discipline and a mindset of continuous improvement to self-fund investments: We believe that continued focus on operational efficiency is critical to our future profitability and ability to continue to reinvest to drive future growth. We launched the first Tapping our Potential (“TOP”) initiative in 2014 and have launched additional programs in subsequent years. These programs are designed to transform how we operate and to improve the effectiveness, efficiency, and competitiveness of our franchise. Our TOP 9 program was completed in 2024, and we launched a TOP 10 program in 2025 to allow us to continue to self-fund investments.
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
Modernize our technology and operational models to improve delivery, organizational agility and speed to market: We are continuing to modernize our technology environment by strengthening our infrastructure and migrating applications to the cloud. We have deployed and scaled an agile operating model to improve our speed-to-market, deliver innovative products and services and strengthen collaboration across teams. We also continue to actively incubate new innovative ideas and harness external innovation through FinTech partnerships and access to venture capital firms to help deliver differentiated value-added experiences for our customers. We continue to experiment with and deploy transformative technologies like Machine Learning (ML) and Artificial Intelligence (AI/Gen AI) across our customer-facing businesses and functions to drive value-add impact and improved experiences for our colleagues and customers.
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
Competition
The financial services industry is highly competitive. Our branch footprint is predominantly in the New England, Mid-Atlantic and Midwest regions, though certain lines of business serve national markets. Within these markets, we face competition from community banks, super-regional and national financial institutions, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, hedge funds and private equity firms. Some of our larger competitors may make available to their customers a broader array of products, pricing and structure alternatives while some smaller competitors may have more liberal lending policies and processes. In addition, some of our competitors may not be subject to the same regulatory requirements as we are and, therefore, may have lower costs they can pass on to customers. Competition among providers of financial products and services continues to increase, with consumers and businesses having the opportunity to select from a growing variety of traditional and nontraditional alternatives, such as Private Credit/Direct lenders. The ability of non-banking financial institutions, including FinTech companies, to provide services previously limited to commercial banks has also intensified competition.

Citizens Financial Group, Inc. | 8

In Consumer Banking, the industry has become increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted through online and mobile channels. In addition, technology has lowered barriers to entry and made it possible for non-bank institutions to attract funds and provide lending and other financial products and services. The emergence of digital-only banking models has increased and we expect this trend to continue. Given their lower cost structure, these models are typically able to offer higher rates on deposit products than traditional retail banking institutions. The primary factors driving competition for loans and deposits are interest rates, fees charged, tailored value propositions to different customer segments, customer service levels, convenience, including branch locations and hours of operation, and the range of products and services offered.
In Commercial Banking, we face competition in all our client segments from a variety of industry participants including traditional banking institutions, particularly large regional banks, as well as commercial finance companies, leasing companies, other non-bank lenders, and institutional investors, including collateralized loan obligation managers, hedge funds and private equity firms. Some larger competitors, including certain national banks that compete in our market area, may offer a broader array of products and be in a position to hold more exposure on their balance sheet due to their asset size. We compete on a number of factors including providing innovative corporate finance solutions, quality of customer service and execution, range of products offered, price and reputation.
Human Capital Management
We believe that our long-term success depends on our ability to attract, develop, and retain a high-performing workforce. Our goal is to create an environment where colleagues can thrive personally and professionally and can maximize their potential. As of December 31, 2024, Citizens had 17,287 full-time equivalent employees, primarily across New England and the Mid-Atlantic. Our Board of Directors and its Compensation and Human Resources Committee are responsible for overseeing our human capital management strategy, with senior management providing regular updates to facilitate that oversight.
Leadership, Talent Development, and Talent Acquisition and Internal Mobility
We are on a multi-year journey to build bold leaders at every level and to foster a culture of learning and innovation. We facilitate programs aimed at developing leadership capabilities and building capabilities to ensure colleagues excel in their current roles and are valuable contributors in the future. Citizens Talent Matters, launched in 2024, is a talent marketplace that creates personalized experiences to support skill-building and career advancement for colleagues. We have also expanded educational assistance and educational pathways for emerging and critical skills through our academies, which focus on areas such as Innovation, Agile, Next Gen Tech, Banking and Credit, and Data & Analytics. Continuous learning and a growth mindset are essential for colleagues to thrive as part of our organization and to feel a sense of accomplishment and purpose.
Attracting and retaining talent with the skills and experience necessary to drive our long-term priorities remains integral to achieving our strategic plan. We evaluate candidates on their holistic portfolio of skills and experiences. Ongoing competition for talent in high-volume roles and emerging skill areas persists, and we have implemented new processes to improve the efficiency of the hiring process. Talent selection will continue to have broad impacts on culture, leadership, and productivity at all levels and focus remains on expanding capabilities to attract, select, and retain talent.
Employee Engagement
Listening to our colleagues’ voices and experiences is important to us and is instrumental in helping management evolve company culture to best support our business strategy. Colleague feedback is used to refine our focus, address gaps, and strengthen efforts to improve our organizational effectiveness and colleague experience. We have enhanced our colleague listening efforts to include multiple channels and more frequent touch points, including our annual organizational health survey as well as an interim pulse survey and five life-cycle surveys measuring colleague sentiment at different stages.

Citizens Financial Group, Inc. | 9

Culture of Inclusion
We aim to foster a culture where all stakeholders feel respected, valued, and heard. Development programs are designed to build a strong pipeline of emerging talent and have been effective in increasing the development of our colleague base. We also partner with external organizations to offer additional resources for reskilling and upskilling colleagues as we build the workforce of the future. An area of focus is the development of partnerships with businesses and community organizations to help identify candidates with diverse backgrounds and perspectives. Information regarding our workforce demographics can be found in our Environmental Social Governance Report and on our website, which includes a link to our most recently filed EEO-1 report.
Various resources are used by management to understand what drives a sense of inclusion and belonging. Analytics are used to help prioritize initiatives, including responses to our Organizational Health Survey, which we segment by various colleague populations to provide additional insights. In addition, we have seven business resource groups (“BRGs”), which we believe are important to enhancing our culture while supporting our enterprise inclusion strategy. They also help to identify and support initiatives that are most important to customers, colleagues, and the community. Our BRGs, which are open to all employees, include Citizens WIN (Women’s Impact Network), Citizens Elev8 (Rising Professionals), Prism (Multicultural), Citizens Pride (LGBTQ+), Citizens Veterans, Citizens Awake (Disability Awareness), and Caring for Citizens (Caregivers). Each BRG is sponsored by a member of the executive team and approximately 3,700 colleagues belonged to at least one BRG as of December 31, 2024.
Health, Well-Being, and Flexibility
We prioritize the health and well-being of our colleagues and their loved ones, offering benefit programs and other resources that support colleagues in all aspects of their lives. We review our offerings on a regular basis and have expanded resources in recent years, with a particular focus on colleague well-being. In 2024, we launched a colleague podcast that explores well-being from the perspectives of different company leaders and colleagues, and began curating monthly content on our intranet aimed at encouraging colleagues to make their well-being a priority. In addition, we introduced Citizens CARES, a colleague emergency assistance program designed to provide financial assistance to team members navigating personal hardships. In recognition of the continued impact of inflation on colleagues, we have absorbed most of the increase to medical plan premiums and kept colleague deductibles and out-of-pocket maximums flat for all medical plans/tiers for 2025.
We embrace flexibility and manage our hybrid workforce in a manner that ensures colleagues are working in ways that best support our customers, foster engagement and innovation, and maintain our company culture.
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
Sustainability
Our integrated, enterprise-wide Sustainability & Impact strategy helps us build a better future for all those we serve and, led by robust corporate governance, helps guide the decisions we make. Our strategy means serving our customers and clients, engaging shareholders, monitoring our environmental impact and empowering our colleagues and communities to thrive. Our four focus areas include robust corporate governance, positive climate impact, the workforce of the future, and fostering strong communities, which speak to what we believe are the strengths of our company and how we are driving growth and having a positive impact on our business, society, and the planet.
In 2023, we announced a $50 billion Sustainable Finance Target, including $5 billion in green financing, by 2030. As part of this announcement, we committed to engage corporate clients in high-emitting sectors on climate-related topics and to achieving operational carbon neutrality by 2035.

Citizens Financial Group, Inc. | 10

For more details regarding our sustainability efforts, go to our website.
Regulation and Supervision
Our operations are subject to extensive regulation, supervision and examination under federal and state laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, deposit insurance, customer privacy and cybersecurity, capital adequacy and planning, liquidity, safety and soundness, consumer protection and disclosure, permissible activities and investments, and certain transactions with affiliates. These laws and regulations are intended primarily for the protection of customers, depositors, the DIF and the banking system as a whole and not for the protection of shareholders or other investors. The discussion below outlines the material elements of selected laws and regulations applicable to us and our subsidiaries, but do not summarize all possible or proposed changes in laws or regulations. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
We are subject to examinations by federal banking regulators, as well as the SEC, FINRA, CFTC and various state insurance and securities regulators. In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, and such actions may restrict or limit our activities or activities of our subsidiaries. As part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter. We have periodically received requests for information from regulatory authorities at the federal and state level, including from banking, securities and insurance regulators, state attorneys general, federal agencies or law enforcement authorities, and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business. For a further discussion of how regulatory actions may impact our business, see Item 1A “Risk Factors.” For additional information regarding regulatory matters, see Note 25 in Item 8.
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
In addition, CBNA is subject to regulation, supervision and examination by the CFPB with respect to consumer protection laws and regulations. The CFPB has broad authority to regulate the offering and provision of consumer financial products by depository institutions, such as CBNA, with more than $10 billion in total assets. The CFPB may promulgate rules under a variety of consumer financial protection statutes, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act. In 2024, CBNA registered as a swap dealer with the CFTC and became a member of the National Futures Association, the self-regulatory organization for participants in the U.S. derivatives industry, to accommodate growth in its hedging business. For more information see “Regulation of Derivatives” below.
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

Citizens Financial Group, Inc. | 11

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
In response to the COVID disruption, the federal banking regulators adopted a final rule relative to regulatory capital treatment of the ACL under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital for a two-year period ending December 31, 2021, followed by a three-year transition period ending December 31, 2024. The three-year transition period phased-in the reversal of the aggregate amount of the capital benefit provided during the initial two-year delay.

Citizens Financial Group, Inc. | 12

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
In July 2023, the federal banking regulators issued a proposal to implement the final components of the Basel III capital framework. The proposal, commonly referred to as Basel III “Endgame,” would significantly revise the capital requirements applicable to large banking organizations with total assets of $100 billion or more, including the Company and CBNA as Category IV firms. Under the proposal, the Company and CBNA would become subject to the same capital treatment regarding the inclusion of AOCI, deductions, and rules for minority interest as Category I and II firms. The proposal would also replace the existing models-based approaches for credit and operational risk, which currently apply to only Category I and II firms, with two new approaches applicable to Category I through IV firms. The first approach would use the existing standardized approach and a proposed revised market risk capital rule, and the second approach would use a new expanded risk-based approach, consisting of new non-models-based approaches for credit, operational, and credit valuation adjustment risk, as well as the proposed revised market risk capital rule. The approach resulting in the lower ratio would establish the binding ratio for purposes of satisfying regulatory capital requirements and buffers, including the SCB. The Company and CBNA would also be required to calculate counterparty credit exposure relating to derivative transactions using the standardized approach for counterparty credit risk and would become subject to the supplementary leverage ratio and the countercyclical capital buffer. As of December 31, 2024, the Company and CBNA expect to remain above the current minimum capital and buffer requirements if the proposal were adopted in its current form. The FRB has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal.
We are also subject to the FRB's risk-based capital requirements for market risk. See the “Market Risk” section of Item 7 for additional details.
For more details regarding our regulatory capital and SCB, and the AOCI impact of the Basel III Endgame proposal on our regulatory capital, see the “Capital and Regulatory Matters” section of Item 7.
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
Resolution Planning
Category IV firms such as CFG are no longer required to submit resolution plans under section 165(d) of the Dodd-Frank Act. However, CBNA is required to periodically file an IDI resolution plan with the FDIC. This plan enables the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the FDIA in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of the institution’s assets and minimizes the amount of any loss to the institution’s creditors. CBNA submitted its most recent resolution plan to the FDIC on December 1, 2022 in accordance with the FDIC’s Statement on Resolution Plans for IDIs issued in 2021.

Citizens Financial Group, Inc. | 13

On June 20, 2024, the FDIC adopted a final rule that requires IDIs with $100 billion or more in average total assets that are not affiliates of U.S. global systemically important banking organizations, including CBNA, to submit full resolution plans triennially that include a comprehensive strategy from the point of failure to liquidation or return of the institution to the private sector. The identified strategy must ensure timely access to insured deposits, maximize value from the sale or disposition of assets, minimize losses realized by creditors, and address potential risks of adverse effects on U.S. economic conditions or financial stability. In addition, the resolution strategy must utilize the formation and stabilization of a bridge depository institution that continues operation through the completion of the resolution and exit from the bridge depository institution, unless the IDI determines and demonstrates why another strategy would be more appropriate, could be executed across a range of likely failure scenarios, and best addresses the credibility criteria. The final rule also includes criteria for the FDIC to assess the credibility of resolution plans and expands expectations regarding capabilities testing. CBNA’s initial resolution plan submission under the final rule is due on or before July 1, 2025.
Long-Term Debt Requirements
In August 2023, the federal banking regulators issued a proposal that would require large bank holding companies and IDIs with total assets of $100 billion or more, such as CFG and CBNA, to maintain a minimum amount of long-term debt. The joint agency proposal aims to increase the resolvability and resiliency of large banking organizations by mandating a long-term debt requirement to provide the regulatory agencies additional resources to resolve failed banking organizations, foster depositor confidence, and decrease costs to the DIF in the event of a large banking organization failure. Under the proposal, large bank holding companies and IDIs would each be required to maintain a minimum amount of eligible long-term debt equal to the greater of 6 percent of RWA, 3.5 percent of average total consolidated assets, and 2.5 percent of total leverage exposure for those banks subject to the supplementary leverage ratio. The proposal also prohibits large banking organizations from engaging in certain activities that could complicate their resolution and discourages them from holding long-term debt issued by other banks to reduce interconnectedness. The proposal provides for a three-year transition period, with 25 percent of the long-term debt requirement to be met one year after the rule is finalized, 50 percent after two years, and 100 percent after three years.
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

Citizens Financial Group, Inc. | 14

The FRB’s regulations which are applicable to BHCs, such as the Parent Company, separately define “well capitalized” as having a tier 1 capital ratio of at least 6% and a total capital ratio of at least 10%. As described above under “Bank and Financial Holding Company Regulation”, a FHC that is not well capitalized and well managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose FHC status. As of December 31, 2024, both the Parent Company and CBNA were well-capitalized.
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
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio, 1.25% as of September 30, 2024, to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. During 2022, the FDIC determined that the DIF reserve ratio was at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028, absent an increase in assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. This increase in assessment rates was intended to improve the likelihood that the DIF reserve ratio will reach the required minimum by the statutory deadline of September 30, 2028.
In November 2023, the FDIC approved a final rule to impose special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank, as required by the FDIA. Under the final rule, the special assessment was levied on an IDI’s estimated uninsured deposits as reported on its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessment was imposed at an annual rate of approximately 13.4 basis points to be collected over eight quarterly assessment periods beginning with the first quarter of 2024.
The FDIC’s current estimate of the loss attributable to this systemic risk determination is $18.9 billion. This estimate will be periodically adjusted as assets are sold, liabilities are satisfied, and receivership expenses are incurred. The FDIC would cease collection of special assessments before the end of the initial eight-quarter collection period if they expect the loss to be less than expected assessment collections. The FDIC also reserves the right to impose an extended special assessment collection period after the initial eight-quarter period to collect the difference between losses and amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate. As of September 30, 2024, the FDIC projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points.
Based on the final rule and related accounting guidance, CBNA’s special assessment is approximately $256 million, with $31 million and $225 million, respectively, recognized in other operating expense in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023. CBNA’s special assessment is subject to change if the eventual loss to the DIF differs from the FDIC’s current estimate.
Dividends
Various federal statutory provisions and regulations, as well as regulatory expectations, limit the amount of dividends that we and our subsidiaries may pay.

Citizens Financial Group, Inc. | 15

Our payment of dividends to our stockholders is subject to oversight by the FRB. In particular, the FRB reviews the dividend policies and share repurchases of a large BHC based on capital plans submitted as part of the CCAR process and the results of stress tests, as discussed under “Capital and Stress Testing Requirements” above. In addition to other limitations, our ability to make any capital distributions, including dividends and share repurchases, is subject to the prior approval of the FRB if we are required to resubmit our capital plan.
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
Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W establish certain quantitative limits and other prudential requirements for loans, purchases of assets, and certain other transactions between a member bank, including CBNA, or its subsidiaries and its affiliates.
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
Section 23B requires that transactions, including all covered transactions, be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliates (the “Market Terms Requirement”). In addition to covered transactions, the Market Terms Requirement applies to certain other transactions between CBNA and its affiliates, including services between CBNA and the Parent Company and loans to CBNA from the Parent Company.
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
Volcker Rule
The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as certain hedge funds or private equity funds. This statutory provision is commonly called the “Volcker Rule.” Under this rule, we are viewed as having “moderate” trading assets and liabilities, which subjects us to a simplified compliance program requirement that is appropriate for our activities, size, scope, and complexity. This rule does not have a material impact on Citizens.

Citizens Financial Group, Inc. | 16

Regulation of Derivatives
Title VII of the Dodd-Frank Act establishes a regulatory framework with respect to OTC derivatives, including swaps and security-based swaps. This framework requires registration of certain market participants as swap dealers and security-based swap dealers, and central clearing and trade execution of certain swaps and security-based swaps on regulated exchanges or execution facilities.
CBNA has registered as a swap dealer with the CFTC and is subject to the CFTC’s regulatory regime, including business conduct standards, recordkeeping, and transaction and financial reporting requirements. CBNA also is subject to regulation by the National Futures Association, a self-regulatory organization.
In addition, CBNA is subject to the OCC’s rules that mandate the exchange of initial margin and variation margin for swaps and security-based swaps between CBNA and specified counterparties that are not centrally cleared through a regulated clearing house. The amount of margin required varies based on the relative risk of the associated swap.
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
The CFPB has broad rulemaking, supervisory, examination and enforcement authority over various consumer financial protection laws, including those referenced above, fair lending laws and certain other statutes. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, such as CBNA, including the authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products.
Under the Dodd-Frank Act, the Federal Reserve adopted rules applicable to banks with $10 billion or more in assets, such as CBNA, that establish standards for debit card interchange fees and prohibit network exclusivity and routing restrictions. These rules establish a maximum permissible interchange fee that banks may charge for many types of debit card transactions. In October 2023, the Federal Reserve proposed amendments to these rules that would reduce this maximum permissible interchange fee and establish automatic updates to the fee every other year based on a survey of debit card issuers. We will continue to monitor the proposed changes to these rules.
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
In October 2024, the CFPB adopted a rule regarding personal financial data rights that applies to financial institutions that offer consumer deposit accounts, such as CBNA. Covered financial institutions are required to provide consumers electronic access to 24 months of transaction data and certain account information and are prohibited from imposing any fees or charges for maintaining or providing access to such data. The rule also imposes data accuracy, retention and other obligations. For banks with total assets between $10 billion and $250 billion, compliance with the rule is required by April 1, 2027.

Citizens Financial Group, Inc. | 17

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers when accessing internet-based services of the financial institution. Further, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware or other compromise of customer data and/or systems. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack or compromise. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. For further discussion of risks related to cybersecurity, see Item 1A “Risk Factors.”
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
In addition, the SEC requires registrants to disclose material cybersecurity incidents on Form 8-K, which must describe the material aspects of the nature, scope and timing of the incident, as well as the impact of the incident on the registrant. In Form 10-K filings, registrants are required to describe their processes for assessing, identifying and managing material risks from cybersecurity threats and whether such risks have materially affected the registrant. Registrants must also describe Board oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from such threats. See Item 1C “Cybersecurity” for more information.
State regulators have also been active in implementing privacy and cybersecurity standards and regulations. Several states have adopted laws and regulations requiring certain financial institutions to implement cybersecurity programs and provide details with respect to these programs. In addition, many states have implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate.
Climate-Related Laws and Regulations
On March 6, 2024, the SEC adopted a final rule to require registrants to disclose certain climate-related information in their registration statements and annual reports. On April 4, 2024, the SEC issued an order staying its final rule pending completion of the judicial review of certain petitions challenging the rule. Several states in which we operate have also enacted or proposed statutes or regulations addressing climate-related issues. For example, California has enacted laws that impose climate-related disclosure requirements on certain companies doing business in California, while some states have enacted, or proposed to enact, divergent or sometimes conflicting statutes, including those that prohibit financial institutions from denying or canceling products or services on the basis of social credit scores and certain other factors. We will continue to monitor developments on these laws and regulations.

Citizens Financial Group, Inc. | 18

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
In October 2023, the federal banking regulators issued a joint final rule that revises the agencies’ CRA regulations. The primary provisions of the final rule, along with the most significant changes from the existing CRA regulatory framework, are outlined below:
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
The final rule took effect on April 1, 2024, with most of its requirements effective January 1, 2026, and certain reporting requirements effective January 1, 2027. A court has issued a preliminary injunction enjoining the federal banking regulators from enforcing the revised regulations pending resolution of the lawsuit challenging the regulations. We will continue to monitor the outcome of this preliminary injunction.
Compensation
Our compensation practices are subject to oversight by the federal banking regulators. Guidance issued jointly by the federal banking regulators is designed to ensure that incentive compensation arrangements take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements:
•the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk;
•the arrangements should be compatible with effective controls and risk management; and
•the arrangements should be supported by strong corporate governance.
The U.S. financial regulators, including the FRB, the OCC and the SEC, jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of the Dodd-Frank Act. Regulations implementing the requirements of Section 956 of the Dodd-Frank Act have not been finalized and future implementation remains uncertain.

Citizens Financial Group, Inc. | 19

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
The Anti-Money Laundering Act of 2020 (“AMLA”), enacted in 2021 as part of the National Defense Authorization Act, requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the BSA and the Patriot Act impose on financial institutions. The AMLA also increases penalties for violations of the BSA and significantly expands a whistleblower award program both of which could increase the prospect of regulatory enforcement. In 2021, the Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Treasury Department, issued the priorities for AML and countering the financing of terrorism policy, as required under the AMLA. These priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
 Intellectual Property
In the highly competitive banking industry in which we operate, trademarks, service marks and logos are important to the success of our business. We own and license a variety of trademarks, service marks, and logos and are developing resources to enhance our stand-alone brands.
Website Access to Citizens’ Filings with the SEC and Corporate Governance Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available on our website, free of charge, at investor.citizensbank.com, along with amendments to such reports that are filed or furnished to the SEC pursuant to the Exchange Act of 1934. These documents are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information about our Board and its committees and corporate governance, including our Code of Business Conduct and Ethics, is available on our website at investor.citizensbank.com/about-us/investor-relations/corporate-governance. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on the aforementioned websites is not part of this report.
ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in what we do and the decisions we make. Therefore, we encounter risk as part of the normal course of our business and design risk management processes to help manage these risks. See the “Risk Governance” section in Item 7 for a discussion of our risk management framework and the primary risks we face.
You should carefully consider the following risk factors that may affect our business, financial condition, results of operations or cash flows. However, the risk factors described below are not the only ones we face and should not be considered a complete list of risks that we may encounter. Additional risks not presently known to us or that we believe to be immaterial may also adversely affect our business. See the “Forward-Looking Statements” section above for other factors that could affect us.
Risks Related to Our Business
We may not be able to successfully execute our business strategy.
Our business strategy is designed to maximize the full potential of our business, drive sustainable growth and enhance profitability, with our success resting on our ability to distinguish ourselves. Our future success and the value of our stock depends, in part, on our ability to effectively implement our business strategy and achieve our financial performance goals across our Consumer and Commercial businesses, including our Private Bank. There are risks and uncertainties, many of which are not within our control, associated with each element of our strategy. If we are not able to successfully execute our business strategy, we may not achieve our financial performance goals and any shortfall may be material. See the “Business Strategy” section in Item 1 for further information.

Citizens Financial Group, Inc. | 21

Supervisory requirements and expectations on us as a financial holding company and a bank holding company and any regulator-imposed limits on our activities could adversely affect our ability to implement our strategic plan, expand our business, continue to improve our financial performance and make capital distributions to our stockholders.
Our operations are subject to extensive regulation, supervision and examination by the federal banking regulators, as well as the CFPB. As part of the supervisory and examination process, if we are unsuccessful in meeting the regulatory requirements and supervisory expectations that apply to us, regulatory agencies may from time to time take supervisory actions against us, including actions that may not be publicly disclosed. Such actions may include restrictions on our activities or the activities of our subsidiaries, informal (nonpublic) or formal (public) supervisory actions or public enforcement actions, including the payment of civil money penalties, which could increase our costs and limit our ability to implement our strategic plans and expand our business, and as a result could have a material adverse effect on our business, financial condition or results of operations. See the “Regulation and Supervision” section in Item 1 for further information.
Inflationary pressures could have an adverse effect on our business, financial position and results of operations.
Volatility and uncertainty related to inflation and the effects of inflation may enhance or contribute to some of the risks of our business by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting consumer demand and client purchasing power for our products and services, as well as the ability of borrowers to repay their obligations. These inflationary pressures would likely have an adverse impact on our business, financial position and results of operations.
Our ability to meet our obligations, and the cost of funds to do so, depend on our ability to access identified sources of liquidity at a reasonable cost.
Liquidity risk is the risk arising from the inability to meet our obligations when they come due. We must maintain adequate funding to meet current and future obligations, including customer loan requests, deposit maturities and withdrawals, debt service, leases, and other cash commitments, under both normal operating conditions and periods of company-specific and/or market stress.
We rely on customer deposits to be our primary stable and low-cost source of funding. Our funding sources also include our ability to securitize loans in secondary markets, raise funds in the debt and equity capital markets, pledge loans and/or securities for borrowing from the FHLB, pledge securities as collateral for borrowing under repurchase agreements, and sell AFS securities.
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
Changes in interest rates can have a material impact on the value of our securities portfolio, the primary objective of which is to provide a readily available source of liquidity. An increase in rates could lower the collateral value of these securities, reducing the amount we could borrow, and lead to losses in the event of their sale.
Since our earning assets are primarily in the form of loans and debt securities, changes in interest rates can have a material impact on our net interest income, net interest margin, fee income, and credit costs. Our asset yields and funding costs may not rise or fall in parallel in response to changes in interest rates, causing our net interest income to increase or decrease and our net interest margin to expand or contract. If our funding costs rise faster than our asset yields, or if our asset yields fall faster than our funding costs, our net interest income could decrease, and our net interest margin could contract.

Citizens Financial Group, Inc. | 22

An increase in interest rates could cause lower demand for loans by customers, reducing our net interest income due to lower loan balances and origination-related fee income due to lower production volume, and could also have an adverse impact on our credit costs, as borrowers may have difficulty in making higher interest payments. Additionally, an increase in rates could cause the recognition of losses on our AFS securities portfolio if the securities needed to be sold.
Similarly, a decrease in interest rates could reduce our net interest income, net interest margin and fee income. A prolonged period of low interest rates may result in us holding lower yielding loans and securities should rates rise rapidly after the period of low interest rates.
Changes in the spread between short-term and long-term interest rates (i.e., the yield curve) can also have a material impact on our net interest income and net interest margin. If the yield curve, typically upward sloping with short-term rates lower than long-term rates, were to flatten or invert, our net interest income and net interest margin may decrease if the cost of our short-term funding increases relative to the yield we can earn on our long-term assets.
Interest rates and the yield curve are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Although we have policies and procedures designed to manage our interest rate risk, as further discussed in the “Risk Governance” section in Item 7, there can be no assurance that these policies and procedures will be effective in avoiding material adverse effects on our profitability.
We could fail to attract, retain or motivate highly-skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
Our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly-skilled and qualified personnel, including our senior management and other key employees and directors. The marketplace for skilled personnel continues to be competitive, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to rise. The failure to attract and retain highly-skilled and qualified personnel could place us at a significant competitive disadvantage and impair our ability to implement our strategic plan successfully and achieve our performance targets, which could have a material adverse effect on our business, financial condition and results of operations.
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
Credit ratings affect the cost and associated terms upon which we are able to obtain funding. Rating agencies regularly evaluate us, with their ratings based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. Any downgrade in our ratings would likely increase our borrowing costs and could limit our access to capital markets, which would adversely affect our business. For example, a ratings downgrade could adversely affect our ability to sell or market our securities, including long-term debt, engage in certain longer-term derivative transactions and retain customers, who may require a minimum credit rating in order to place funds with us. In addition, under the terms of our derivatives contracts, we may be required to maintain a minimum credit rating, post additional collateral or terminate such contracts. Any of these impacts of a ratings downgrade could increase our cost of funding, reduce our liquidity and have adverse effects on our business, financial condition and results of operations. For more information regarding our credit ratings, see the “Liquidity” section in Item 7.

Citizens Financial Group, Inc. | 23

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
A significant portion of our earnings assets are in the form of loans to borrowers across the U.S., primarily for residential, commercial and industrial, commercial real estate, education, and other retail purposes. A deterioration in economic conditions or changes in consumer or business behavior that negatively impacts home or commercial property values could, in event of the borrower’s default, result in materially higher credit losses. Similarly, elevated unemployment levels and higher interest rates can adversely affect our customers’ ability to repay their loans, which can negatively impact our credit performance.
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
In addition, we have undertaken certain actions to enhance our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to effectively implement these initiatives, or consistently follow and refine our credit risk management system, which may result in an increase in the level of nonaccrual loans and a higher risk exposure for us, which could have a material adverse effect on us.
Changes in our accounting policies or standards could materially affect how we report our financial results and condition.
The FASB and SEC periodically change financial accounting and reporting standards that govern accounting for our financial results and preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.

Citizens Financial Group, Inc. | 24

Our financial and accounting estimates and risk management framework rely on analytical forecasting and models.
The processes we use to estimate loan losses, measure the fair value of financial instruments and estimate the effects of changing interest rates and other market measures on our financial condition and results of operations are reliant upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based on observed historical market behavior, and we rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in processes such as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items, including goodwill. Poorly designed or implemented models could adversely affect our business decisions if the information is inadequate. In addition, our models may fail to predict future risk exposures if the information used is inaccurate, obsolete or not sufficiently comparable to actual events as they occur. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not always predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In these instances, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated, which could harm our reputation and adversely affect our revenues and profits. Finally, information provided to our regulators based on poorly designed or implemented models could be inaccurate or insufficient, which could adversely affect some of the decisions that our regulators make, including those related to capital distributions to our stockholders, and subject us to supervisory criticism and costs relating to remediation.
The preparation of our financial statements requires us to make subjective determinations and use estimates that may vary from actual results and materially impact our financial condition and results of operations.
The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations and, at times, require management to exercise judgment in their application so as to report our financial condition and results of operations in the most appropriate manner. Certain accounting policies are critical because they require management to make difficult, subjective or complex judgments about matters that are inherently uncertain and the likelihood that materially different estimates would result under different conditions or through the utilization of different assumptions. Our critical accounting estimates include the ACL, fair value measurements and the evaluation and measurement of goodwill for impairment. If our estimates are inaccurate or need to be adjusted periodically, our financial condition and results of operations could be materially impacted. For more information regarding our use of estimates in the preparation of our consolidated financial statements, see Note 1 in Item 8 and the “Critical Accounting Estimates” section in Item 7.
Operational risks are inherent in our businesses.
Our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; improper conduct or errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable legal and regulatory requirements and business conduct rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks against us or our vendors, coding errors, or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we implement risk controls and loss mitigation actions and devote substantial resources to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks we face. Any weakness in these systems or controls, or any breaches or alleged breaches of such laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, especially in light of heightened regulatory expectations around information security, and have an adverse impact on our business, applicable authorizations and licenses, reputation and results of operations.

Citizens Financial Group, Inc. | 25

The financial services industry, including the banking sector, continues to make technological enhancements to meet customer preferences, as well as meet legal and regulatory requirements, and we may not be able to compete effectively as a result of these changes.
Technology within the financial services industry continues to evolve and new, unexpected technological changes, including those related to artificial intelligence, could have a transformative effect on the way banks offer products and services. We believe our success depends, to a great extent, on our ability to utilize technology to offer products and services that address the needs of our customers and to create efficiencies in our operations. However, we may not be able to, among other things, keep up with the rapid pace of technological changes, effectively implement new technology-driven products and services, or be successful in marketing these products and services to our customers. As a result, our ability to compete effectively to attract or retain business may be impaired, and our business, financial condition or results of operations may be adversely affected.
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
Evolving technologies, including the introduction of Generative Artificial Intelligence and Large Language Models, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties present a significant information security risk to large financial institutions such as us. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Risks related to cyber-attacks on our vendors and other third parties, including supply chain attacks affecting our software and information technology service providers, are on the rise as such attacks become more frequent and severe. Employee error, failure to follow security procedures, or malfeasance also present these risks. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks as well as in the third-party computer systems and networks used to provide products and services on our behalf. Although we believe that we have appropriate information security procedures and controls based on our adherence to applicable laws and regulations and industry standards, our technologies, systems, and networks may be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, theft, sale or loss or destruction of the confidential and/or proprietary information of CFG, and our customers, vendors, counterparties, or employees. We and our third-party vendors are under continuous threat of loss or network degradation due to cyber-attacks, such as computer viruses, malicious or destructive code, phishing attacks, ransomware, and Distributed Denial of Service (“DDoS”) attacks (collectively, “fraudulent schemes”). Also, our customers are routinely the target of fraudulent schemes. This is especially true as we continue to expand customer capabilities to utilize the Internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face as a result of these fraudulent schemes are potential loss of funds resulting from customers falling victim to cybercriminal communications directed to them or unauthorized access to sensitive customer data. Cybercriminals can use fraudulent schemes directly targeting our customers or our own systems to compromise and directly extract funds from a customer’s account or access sensitive customer data. Certain technology protections such as Customer Profiling and Step-Up Authentications have been implemented, but there can be no assurance that these protections will be effective.

Citizens Financial Group, Inc. | 26

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
Despite our efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, could take considerable time for us to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During the course of an investigation, we may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident. Moreover, existing regulations may require us to disclose information about a cybersecurity event before it has been resolved or fully investigated.
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
Third parties perform a significant portion of our information technology functions and the provision of information technology and business process services including, but not limited to, the operation of our data communications networks, hosted services, and a wide range of other support services. The success of our business depends in part on the continuing ability of third parties to perform these functions and services in a timely and satisfactory manner, which performance could be disrupted or otherwise adversely affected due to failures or other information security events originating at the third parties or at the third parties’ suppliers or vendors (so-called “fourth party risk”). We may not be able to effectively monitor or mitigate third or fourth-party risk, in particular as it relates to the use of common suppliers or vendors by the third parties that perform functions and services for us. If we experience a disruption in the provision of any functions or services performed by third parties, we may have difficulty in finding alternate providers on terms favorable to us and in reasonable time frames. If these services are not performed in a satisfactory manner, we would not be able to adequately serve our customers. In either situation, our business could incur significant costs and be adversely affected.

Citizens Financial Group, Inc. | 27

We are exposed to reputational risk and the risk of damage to our brands and the brands of our affiliates.
Our success and results depend on our reputation and the strength of our brands. We are vulnerable to adverse market perception as we operate in an industry where integrity, customer trust and confidence are paramount. We are exposed to the risk that litigation, employee misconduct, operational failures, the outcome of regulatory or other investigations or actions, press speculation and negative publicity, and perception of our environmental, social and governance practices and disclosures, among other factors, could damage our brands or reputation. Our brands and reputation could also be harmed if we sell products or services that do not perform as expected or customers’ expectations for the product are not satisfied.
Unpredictable catastrophic events could have an adverse effect on our business, financial position and results of operations.
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
Furthermore, although we maintain both business continuity and disaster recovery plans, if a catastrophic event rendered our production and recovery data unusable, there can be no assurance that these plans and related capabilities will adequately protect us from such an event, and our business, financial condition or results of operations could be adversely affected.
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

Citizens Financial Group, Inc. | 28

With respect to non-banking financial institutions, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds and can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in automation, artificial intelligence and robotics, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. As a result of these and other sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.
There is global concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged droughts. Such events could disrupt our operations or those of our clients, customers, or service providers, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.
We are also exposed to risks associated with the transition to a lower-carbon economy in response to concerns around climate change. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences that are intended to address climate change. These changes could adversely impact our or our customers’ business, results of operations, financial condition and reputation. This could occur as a result of our or our customers’ involvement in, or decision not to participate in, certain industries or projects associated with exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations related to climate change. For example, a number of states in which we operate have enacted or proposed statutes and regulations addressing climate change and sustainability issues, while certain other states have enacted, or have proposed to enact, divergent or sometimes conflicting statutes, regulations or policies. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
The conditions of other financial institutions or of the financial services industry could adversely affect our operations and financial condition.
Financial services institutions are typically interconnected as a result of trading, investment, liquidity, clearing, counterparty and other relationships. Within the financial services industry, the default by any one institution could lead to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant market and customer perception of the risk of similar problems at other institutions. This perception of risk could, in and of itself, lead to adverse impacts on liquidity, as the financial soundness of financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis, or key funding providers such as the FHLBs, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Citizens Financial Group, Inc. | 30

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
While there have been significant revisions to the laws and regulations applicable to us that have been finalized in recent years, there are other rules to implement changes that have yet to be proposed or enacted by our regulators. The final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remains uncertain. Uncertainty exists with respect to new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations, including potential deregulation in some areas. In addition, litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. For more information on regulations to which we are subject and recent initiatives to reform financial institution regulation, see the “Regulation and Supervision” section in Item 1.
We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards our financial condition and operations would be adversely affected.
We are subject to several capital adequacy and liquidity standards. To the extent that we are unable to meet these standards, our ability to make distributions of capital will be limited and we may be subject to additional supervisory actions and limitations on our activities. See “Regulation and Supervision” in Item 1 for further discussion of the regulations to which we are subject.

Citizens Financial Group, Inc. | 31

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
•In the event of a BHC’s bankruptcy, any commitment that the BHC had been required to make by a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
•In the event of impairment of the capital stock of CBNA, the Parent Company, as CBNA’s stockholder, could be assessed for the deficiency and required to pay that amount to CBNA.
The Parent Company depends on CBNA for substantially all of its revenue, and restrictions on dividends and other distributions by CBNA could affect its liquidity and ability to fulfill its obligations.
As a BHC, the Parent Company is a separate and distinct legal entity from CBNA, our banking subsidiary. The Parent Company typically receives substantially all of its revenue from dividends from CBNA and are the principal source of funds utilized to pay dividends on our equity and interest and principal on our debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that CBNA may pay to the Parent Company. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event CBNA is unable to pay dividends to the Parent Company, it may not be able to make debt service payments, pay obligations or pay dividends on its common stock. The inability to receive dividends from CBNA could have a material adverse effect on our business, financial condition and results of operations. See the “Regulation and Supervision” section in Item 1 for further discussion of dividends payable by CBNA as a national bank subsidiary.
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

Citizens Financial Group, Inc. | 32

We are and may be subject to litigation that may have a material impact on our business.
Our operations are diverse and complex and we operate in legal and regulatory environments that expose us to potentially significant litigation risk. In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation. These actions arise in connection with our activities as a financial services institution, including with respect to alleged unfair or deceptive business practices, mis-selling of certain products, violations of contract or intellectual property rights, and other compliance or operational failures. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. Moreover, a number of recent judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. This could increase the amount of private litigation to which we are subject. For more information regarding ongoing significant legal proceedings in which we may be involved, see Note 19 in Item 8.
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
You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section, and other factors, some of which are beyond our control. These factors include, but are not limited to, the following:
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
Furthermore, stock markets experience price and volume fluctuations that affect the market price of equity securities of many companies. These fluctuations can be unrelated or disproportionate to the operating performance of these companies. Broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

Citizens Financial Group, Inc. | 33

We may not repurchase shares or pay cash dividends on our common stock.
Holders of our common stock are only entitled to receive dividends declared by our Board out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future, which could adversely affect the market price of our common stock. Also, as a BHC, our ability to repurchase shares and declare and pay dividends is dependent on certain federal regulatory considerations, including the rules of the FRB regarding capital adequacy and dividends. We are also generally required to receive the FRB’s approval for any dividends, share repurchases, or redemption of capital securities if we are required to resubmit our capital plan. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to repurchase shares and declare and pay dividends on our capital stock. See the “Regulation and Supervision” section in Item 1 for further discussion of the regulations to which we are subject.
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
Operational Risk Management coordinates the development, maintenance, and day-to-day oversight of the Company’s Enterprise Risk Management Governance Framework (“the Framework”), which defines an integrated enterprise-wide approach to risk management. This centrally managed program is designed to ensure that all business lines play a role in the successful implementation of the CSP. The CSP aligns with the Framework, enabling the CSO to provide risk oversight to and drive accountability from the business lines.
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

Citizens Financial Group, Inc. | 34

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
Governance
Under the guidance of our CSO, we maintain a comprehensive CSP designed to protect our employees, customers, assets, premises, systems, and information against unauthorized access, misuse, alteration, or destruction that could result in substantial harm or inconvenience to our customers, and loss or reputational damage. The CSP incorporates all of our security policies and covers the core elements of access control, infrastructure security, cybersecurity event and incident management, data protection, third-party vendor cyber risk oversight, and training and awareness. Independent assessment and benchmarking of the CSP are regularly completed, and the CSP is reviewed and assessed by federal regulators. While we look to numerous frameworks to ensure the CSP is maintained in line with regulatory expectations and industry best practices, the National Institute of Standards and Technology cybersecurity framework is the primary standard against which we benchmark ourselves.
Both the Risk and Audit Committees of our Board have oversight of the management of our cybersecurity risk. The Audit Committee is responsible for overseeing the CSP under its risk oversight responsibilities as it relates to financial controls. The Risk Committee is responsible for oversight of the management of cybersecurity risk consistent with the Framework.
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
ITEM 2. PROPERTIES
We lease five operations centers in Boston, Medford, and Westwood, Massachusetts; Pittsburgh, Pennsylvania; and Glen Allen, Virginia. We own two principal operations centers in Johnston and East Providence, Rhode Island. At December 31, 2024, our subsidiaries owned and operated a total of 58 facilities and leased an additional 1,101 facilities. We believe our current facilities are adequate to meet our needs. See Note 7 and Note 9 in Item 8 for more information regarding our premises and equipment, and leases, respectively.
ITEM 3. LEGAL PROCEEDINGS
Information required by this item is presented in Note 19 in Item 8 and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Citizens Financial Group, Inc. | 35

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CFG.” As of February 4, 2025, our common stock was owned by 6,717 holders of record (including Cede & Co.) and approximately 484,000 beneficial shareholders whose shares were held in “street name” through a broker or bank. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Item 12.
The following graph shows the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2024 compared to (i) the Standard & Poor’s 500® index; (ii) the KBW Nasdaq Bank Index (“BKX”), composed of 24 banking stocks representing large U.S. national money centers, regional banks and thrift institutions; and (iii) a group of other regional banks that constitute our peers. The graph assumes an initial investment of $100 at the closing price on December 31, 2019 and that all dividends were reinvested. The points on the graph represent the cumulative total return on the last trading day of the fiscal year indicated.
This graph shall not be deemed soliciting material or be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Citizens Financial Group, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
CFG	$100	$93	$128	$111	$99	$136
S&P 500 Index	100	118	152	125	157	197
KBW BKX Index	100	90	124	98	97	133
Peer Regional Bank Average	100	89	120	100	99	126

Citizens Financial Group, Inc. | 36

Issuer Purchase of Equity Securities

Details of the repurchases of the Company’s common stock during the three months ended December 31, 2024 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
October 1, 2024 - October 31, 2024	4,530,928	$44.06	4,530,917	$725,357,995
November 1, 2024 - November 30, 2024	285	$42.12	—	$725,357,995
December 1, 2024 - December 31, 2024	575,505	$44.06	575,505	$700,000,000
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

Citizens Financial Group, Inc. | 37

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 38

INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $217.5 billion in assets as of December 31, 2024. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,100 ATMs and more than 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
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

Citizens Financial Group, Inc. | 39

FINANCIAL PERFORMANCE
Key Highlights
Net income decreased $99 million, with earnings per diluted common share down $0.10 to $3.03 compared to 2023.
Results reflect notable items of $98 million or $0.21 per diluted common share, net of tax benefit, compared to $357 million or $0.75 per diluted common share, net of tax benefit, in 2023.

Table 1: Notable Items
	Year Ended December 31, 2024
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Underlying results (non-GAAP)
Noninterest income	$2,176	$—	$15	$—	$2,161
Noninterest expense	5,234	10	115	31	5,078
Income tax expense	379	(3)	(33)	(7)	422

	Year Ended December 31, 2023
		Less: notable items
(dollars in millions)	Reported results (GAAP)	Integration related costs(1)	TOP and other(2)	FDIC special assessment(3)	Underlying results (non-GAAP)
Noninterest income	$1,983	$—	$—	$—	$1,983
Noninterest expense	5,507	104	177	225	5,001
Income tax expense	422	(28)	(63)	(58)	571
(1) Includes integration related costs associated with acquisitions.
(2) Primarily includes our TOP revenue and efficiency initiatives for the years ended December 31, 2024 and 2023.
(3) Represents an industry-wide FDIC special assessment. For more information, see “Regulation and Supervision - Deposit Insurance” in Item 1.
•Net income available to common stockholders decreased $119 million to $1.4 billion compared to 2023.
◦On an Underlying basis, net income available to common stockholders of $1.5 billion compared to $1.8 billion in 2023.
◦On an Underlying basis, earnings per diluted common share of $3.24 compared to $3.88 in 2023.
•Total revenue decreased $415 million to $7.8 billion compared to 2023, driven by a decrease of 10% in net interest income.
•The efficiency ratio of 67.0% was stable compared to 2023.
◦On an Underlying basis, the efficiency ratio of 65.2% compared to 60.8% in 2023.
•ROTCE of 9.8% compared to 10.9% in 2023.
◦On an Underlying basis, ROTCE of 10.5% compared to 13.5%.
•Tangible book value per common share of $32.34 increased 5% from 2023.
For additional information regarding our financial performance, see “Results of Operations — 2024 compared with 2023” included in this report.

Citizens Financial Group, Inc. | 40

RESULTS OF OPERATIONS — 2024 compared with 2023

Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of our net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. Factors that influence our net interest income include, but are not limited to, the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to the “Market Risk” and “Risk Governance” sections of this report.

Citizens Financial Group, Inc. | 41

The following table presents the major components of our net interest income. Average balance represents amortized cost, excluding the unamortized basis adjustments related to the transfer of certain HTM securities from AFS, and LHFS. The yield/rate is based on annualized interest income or expense for the periods presented and includes the impact of hedging activities associated with the respective asset and liability categories.

Table 2: Major Components of Net Interest Income
	Year Ended December 31,
	2024			2023			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$9,566	$503	5.17%	$8,531	$451	5.22%	$1,035	(5) bps
Taxable investment securities	44,627	1,658	3.71	39,437	1,162	2.94	5,190	77
Non-taxable investment securities	1	—	2.60	2	—	2.68	(1)	(8)
Total investment securities	44,628	1,658	3.71	39,439	1,162	2.94	5,189	77
Commercial and industrial	44,174	2,333	5.20	49,998	3,002	5.92	(5,824)	(72)
Commercial real estate	28,430	1,795	6.21	29,206	1,804	6.09	(776)	12
Total commercial	72,604	4,128	5.60	79,204	4,806	5.99	(6,600)	(39)
Residential mortgages	31,916	1,184	3.71	30,660	1,052	3.43	1,256	28
Home equity	15,603	1,231	7.89	14,475	1,092	7.54	1,128	35
Automobile	6,404	274	4.27	10,374	429	4.13	(3,970)	14
Education	11,340	613	5.41	12,333	621	5.04	(993)	37
Other retail	4,837	518	10.72	5,171	489	9.46	(334)	126
Total retail	70,100	3,820	5.45	73,013	3,683	5.04	(2,913)	41
Total loans and leases	142,704	7,948	5.52	152,217	8,489	5.53	(9,513)	(1)
Loans held for sale(1)	1,174	77	6.51	1,499	102	6.75	(325)	(24)
Interest-earning assets	198,072	10,186	5.10	201,686	10,204	5.02	(3,614)	8
Noninterest-earning assets	20,952			20,535			417
Total assets	$219,024			$222,221			($3,197)
Liabilities and Stockholders’ Equity
Checking with interest	$32,943	$491	1.49%	$33,960	$446	1.31%	($1,017)	18
Money market	53,053	1,705	3.21	51,178	1,494	2.92	1,875	29
Savings	27,100	476	1.76	29,266	433	1.48	(2,166)	28
Time	24,967	1,153	4.62	19,320	772	4.00	5,647	62
Total interest-bearing deposits	138,063	3,825	2.77	133,724	3,145	2.35	4,339	42
Short-term borrowed funds	252	15	5.73	746	43	5.70	(494)	3
Long-term borrowed funds	13,831	713	5.15	15,853	775	4.86	(2,022)	29
Total borrowed funds	14,083	728	5.16	16,599	818	4.89	(2,516)	27
Total interest-bearing liabilities	152,146	4,553	2.99	150,323	3,963	2.63	1,823	36
Noninterest-bearing demand deposits	36,457			41,581			(5,124)
Other noninterest-bearing liabilities	6,466			6,711			(245)
Total liabilities	195,069			198,615			(3,546)
Stockholders’ equity	23,955			23,606			349
Total liabilities and stockholders’ equity	$219,024			$222,221			($3,197)
Interest rate spread			2.11%			2.39%		(28)
Net interest income and net interest margin		$5,633	2.84%		$6,241	3.09%		(25)
Net interest income and net interest margin, FTE(2)		$5,650	2.85%		$6,258	3.10%		(25)
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$174,520	$3,825	2.19%	$175,305	$3,145	1.79%	($785)	40 bps
(1) See Note 1 for information regarding updates to the Consolidated Balance Sheets during 2024.
(2) Net interest income and net interest margin is presented on a FTE basis using the federal statutory tax rate of 21%. The FTE impact is predominantly attributable to commercial and industrial loans for the periods presented.
Net interest income decreased $608 million, or 10%, compared to 2023, reflecting lower net interest margin and a decrease of 2% in average interest-earning assets.
Net interest margin on a FTE basis decreased 25 basis points compared to 2023, reflecting higher funding and swap costs and the impact of building liquidity, partially offset by higher interest-earning-asset yields and the benefit of Non-Core portfolio runoff.

Citizens Financial Group, Inc. | 42

Average interest-earning assets decreased $3.6 billion compared to 2023, driven by a decline in total loans and leases, partially offset by an increase in investment securities and cash held in interest-bearing deposits.
Average deposits were stable compared to 2023.
Average total borrowed funds decreased $2.5 billion compared to 2023, reflecting a decline in FHLB advances driven by Non-Core portfolio runoff, partially offset by a remix of funding to long-term senior debt and secured borrowings collateralized by loans.

Table 3: Changes in Net Interest Income Due to Average Volume and Average Rate
	Year Ended December 31,
	2024 Versus 2023
(dollars in millions)	Average Volume(1)	Average Rate(1)	Net Change
Interest Income
Interest-bearing cash and due from banks and deposits in banks	$55	($3)	$52
Taxable investment securities	151	345	496
Non-taxable investment securities	—	—	—
Total investment securities	151	345	496
Commercial and industrial	(342)	(327)	(669)
Commercial real estate	(48)	39	(9)
Total commercial	(390)	(288)	(678)
Residential mortgages	44	88	132
Home equity	85	54	139
Automobile	(164)	9	(155)
Education	(50)	42	(8)
Other retail	(32)	61	29
Total retail	(117)	254	137
Total loans and leases	(507)	(34)	(541)
Loans held for sale(2)	(22)	(3)	(25)
Total interest income	($323)	$305	($18)
Interest Expense
Checking with interest	($14)	$59	$45
Money market	55	156	211
Savings	(32)	75	43
Time	226	155	381
Total interest-bearing deposits	235	445	680
Short-term borrowed funds	(28)	—	(28)
Long-term borrowed funds	(116)	54	(62)
Total borrowed funds	(144)	54	(90)
Total interest expense	91	499	590
Net interest income	($414)	($194)	($608)
(1) Volume and rate changes are allocated on a consistent basis using the respective percentage changes in average balances and average rates.
(2) See Note 1 for information regarding updates to the Consolidated Balance Sheets during 2024.

Citizens Financial Group, Inc. | 43

Noninterest Income

Table 4: Noninterest Income
	Year Ended December 31,
(dollars in millions)	2024	2023	Change	Percent
Service charges and fees	$420	$410	$10	2%
Capital markets fees	467	319	148	46
Card fees	368	296	72	24
Wealth fees(1)	294	259	35	14
Mortgage banking fees	209	242	(33)	(14)
Foreign exchange and derivative products	146	183	(37)	(20)
Letter of credit and loan fees	175	168	7	4
Securities gains, net	18	28	(10)	(36)
Other income(2)	79	78	1	1
Noninterest income	$2,176	$1,983	$193	10%
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during 2024.
(2) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the year ended December 31, 2024, compared to 2023, are described below.
•Capital markets fees increased given higher underwriting, M&A advisory and loan syndication fees.
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
Noninterest Expense

Table 5: Noninterest Expense
	Year Ended December 31,
(dollars in millions)	2024	2023	Change	Percent
Salaries and employee benefits	$2,657	$2,599	$58	2%
Equipment and software	769	756	13	2
Outside services	639	687	(48)	(7)
Occupancy	447	492	(45)	(9)
Other operating expense	722	973	(251)	(26)
Noninterest expense	$5,234	$5,507	($273)	(5%)
The decrease in noninterest expense for the year ended December 31, 2024, compared to 2023, was driven primarily by other operating expense associated with FDIC deposit insurance, reflecting an estimate of CBNA’s special assessment of $31 million and $225 million, respectively, recognized in 2024 and 2023. Other operating expense also reflects lower fraud losses and marketing and travel-related expenses. These decreases were partially offset by salaries and employee benefits reflecting hiring related to our Private Bank and Private Wealth build-out and commercial middle market bankers in expansion markets, and equipment and software given technology investments and maintenance.
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
Provision expense of $687 million for 2024 was stable compared to 2023. The provision expense for 2024 reflects higher reserves against the CRE office portfolio, primarily driven by elevated interest rates and return-to-office dynamics and unsecured products and education loans given recent inflationary pressures and government actions, partially offset by a decline in total loans and leases.
Income Tax Expense
Income tax expense of $379 million decreased $43 million and our effective income tax rate of 20.1% decreased from 20.8% compared to 2023. These decreases reflect a higher benefit from tax-advantaged investments.
Business Operating Segments
We have three business operating segments: Consumer Banking, Commercial Banking, and Non-Core. See Note 26 for more information regarding our business operating segments.
The following table presents certain financial data of our business operating segments. Total business operating segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations.

Table 6: Selected Financial Data for Business Operating Segments
	Consumer Banking		Commercial Banking		Non-Core
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
(dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$4,565	$4,187	$1,950	$2,292	($117)	($129)
Noninterest income	1,131	1,067	908	784	—	—
Total revenue	5,696	5,254	2,858	3,076	(117)	(129)
Noninterest expense	3,678	3,542	1,241	1,295	98	123
Profit (loss) before credit losses	2,018	1,712	1,617	1,781	(215)	(252)
Net charge-offs	331	280	353	250	61	78
Income (loss) before income tax expense (benefit)	1,687	1,432	1,264	1,531	(276)	(330)
Income tax expense (benefit)	434	373	291	378	(70)	(86)
Net income (loss)	$1,253	$1,059	$973	$1,153	($206)	($244)
Average Balances:
Total assets	$75,037	$72,693	$68,478	$76,028	$8,942	$13,745
Total loans and leases(1)	68,681	66,356	65,481	72,937	8,902	13,669
Deposits	121,745	116,980	44,472	47,155	—	—
Interest-earning assets	69,272	66,999	65,982	73,321	8,902	13,675
(1) Includes LHFS.
Consumer Banking
Net interest income increased $378 million compared to 2023, driven by higher net interest margin reflecting higher interest-earning asset yields and growth in average interest-earning assets. These increases were partially offset by higher funding costs.
Noninterest income increased $64 million compared to 2023, driven by wealth fees reflecting increased sales activity and higher asset management fees, higher credit card fees, and service charges and fees given higher overdraft and cash management fees. These increases were partially offset by mortgage banking fees reflecting lower production and servicing fees and a decline in MSR valuation, net of hedge impact.
Noninterest expense increased $136 million compared to 2023, driven primarily by salaries and benefits reflecting our Private Bank and Private Wealth build-out.
Net charge-offs increased $51 million compared to 2023, driven primarily by other retail and education.

Citizens Financial Group, Inc. | 45

Commercial Banking
Net interest income decreased $342 million compared to 2023, driven by lower net interest margin, a decline in average interest-earning assets and higher funding costs.
Noninterest income increased $124 million compared to 2023, driven by capital markets fees reflecting higher underwriting, M&A advisory and loan syndication fees, partially offset by foreign exchange and derivative products revenue given reduced client activity related to interest rate and commodities hedging.
Noninterest expense decreased $54 million compared to 2023, driven primarily by salaries and employee benefits reflecting lower headcount.
Net charge-offs increased $103 million compared to 2023, driven by the office segment of CRE, partially offset by a decline in commercial and industrial.
Non-Core
Net interest income increased $12 million compared to 2023, driven by a decline in funding costs relative to the highest-cost marginal funding sources during 2024, including secured borrowings collateralized by auto loans and FHLB advances.
Average loans and leases decreased $4.8 billion compared to 2023, driven by planned Non-Core portfolio runoff.
RESULTS OF OPERATIONS — 2023 compared with 2022
For a description of our results of operations for 2023, see the “Results of Operations — 2023 compared with 2022” section of Item 7 in our 2023 Form 10-K.

Citizens Financial Group, Inc. | 46

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 7: Amortized Cost and Fair Value of Securities
	December 31, 2024		December 31, 2023
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$3,631	$3,525	$4,493	$4,380
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	30,897	28,795	26,289	24,477
Other/non-agency	273	260	279	255
Total mortgage-backed securities	31,170	29,055	26,568	24,732
Collateralized loan obligations	184	184	667	664
Total debt securities available for sale	$34,986	$32,765	$31,729	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,187	$7,136	$8,696	$7,887
Total mortgage-backed securities	8,187	7,136	8,696	7,887
Asset-backed securities	412	404	488	463
Total debt securities held to maturity	$8,599	$7,540	$9,184	$8,350
Total debt securities available for sale and held to maturity	$43,585	$40,305	$40,913	$38,127
Equity securities, at cost(2)	$710	$710	$869	$869
Equity securities, at fair value(2)	220	220	173	173
(1) Excludes portfolio level basis adjustments of $(75) million and $60 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at December 31, 2024 and 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of December 31, 2024, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $36.0 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral and liquidity requirements, see the “Liquidity Risk Management and Governance” and “Regulation and Supervision — Liquidity Requirements” sections in this document.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of December 31, 2024, the portfolio’s average effective duration, including recent hedging actions to reduce duration, was 3.7 years compared to 3.9 years as of December 31, 2023.

Citizens Financial Group, Inc. | 47

Table 8: Amortized Cost of AFS and HTM Securities by Contractual Maturity
	As of December 31, 2024
	Distribution of Maturities(1)
	1 Year or Less		After 1 Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Total
(dollars in millions)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)	Amount	Yield(2)
Amortized cost:
U.S. Treasury and other	$—	—%	$3,115	2.71%	$516	4.11%	$—	—%	$3,631	2.97%
State and political subdivisions	—	—	—	—	—	—	1	2.60	1	2.60
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	2,221	3.20	1,151	2.81	27,525	4.17	30,897	4.05
Other/non-agency	—	—	—	—	—	—	273	2.65	273	2.65
Collateralized loan obligations	—	—	—	—	100	6.29	84	6.14	184	6.23
Total debt securities available for sale	—	—	5,336	2.92	1,767	3.45	27,883	4.16	34,986	3.94
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	—	—	—	8,187	2.30	8,187	2.30
Asset-backed securities	—	—	412	3.81	—	—	—	—	412	3.81
Total debt securities held to maturity	—	—	412	3.81	—	—	8,187	2.30	8,599	2.37
Total debt securities	$—	—%	$5,748	2.98%	$1,767	3.45%	$36,070	3.74%	$43,585	3.63%
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

Loans and Leases

Table 9: Composition of Loans and Leases, Excluding LHFS
	December 31,
(dollars in millions)	2024	2023	Change	Percent
Commercial and industrial	$42,551	$44,974	($2,423)	(5)%
Commercial real estate	27,225	29,471	(2,246)	(8)
Total commercial	69,776	74,445	(4,669)	(6)
Residential mortgages	32,726	31,332	1,394	4
Home equity	16,495	15,040	1,455	10
Automobile	4,744	8,258	(3,514)	(43)
Education	10,812	11,834	(1,022)	(9)
Other retail	4,650	5,050	(400)	(8)
Total retail	69,427	71,514	(2,087)	(3)
Total loans and leases	$139,203	$145,959	($6,756)	(5%)
See Note 1 for a description of changes made to the Company’s loans and leases presentation during 2024.
The decrease in total loans and leases as of December 31, 2024 compared to December 31, 2023 reflects a $4.7 billion decrease in commercial given market conditions resulting in relatively low client demand and lower line of credit utilization, partially offset by growth in the Private Bank. Retail decreased $2.1 billion, primarily driven by planned Non-Core portfolio runoff, partially offset by growth in home equity and mortgage, including the Private Bank.

Citizens Financial Group, Inc. | 48

Table 10: Fixed and Variable Rate Loans and Leases by Maturity
	December 31, 2024
(dollars in millions)	1 Year or Less(1)	After 1 Year Through 5 Years(1)	After 5 Years Through 15 Years(1)	After 15 Years(1)	Total Loans and Leases
Fixed rate:
Commercial and industrial	$1,075	$2,376	$527	$22	$4,000
Commercial real estate	1,557	3,143	2,586	30	7,316
Total commercial fixed rate	2,632	5,519	3,113	52	11,316
Variable rate:
Commercial and industrial	10,208	26,012	2,321	10	38,551
Commercial real estate	9,581	9,095	1,206	27	19,909
Total commercial variable rate(2)	19,789	35,107	3,527	37	58,460
Total commercial	22,421	40,626	6,640	89	69,776
Fixed rate:
Residential mortgages	657	2,630	7,005	8,911	19,203
Home equity	74	146	180	14	414
Automobile	1,735	3,003	6	—	4,744
Education	793	3,193	5,774	182	9,942
Other retail	910	1,016	94	67	2,087
Total retail fixed rate	4,169	9,988	13,059	9,174	36,390
Variable rate:
Residential mortgages	188	771	3,465	9,099	13,523
Home equity	403	3,223	11,989	466	16,081
Automobile	—	—	—	—	—
Education	101	347	408	14	870
Other retail	2,556	7	—	—	2,563
Total retail variable rate	3,248	4,348	15,862	9,579	33,037
Total retail	7,417	14,336	28,921	18,753	69,427
Total loans and leases	$29,838	$54,962	$35,561	$18,842	$139,203
(1) Maturity is based on scheduled principal repayment date.
(2) Includes floating-rate commercial loans hedged to fixed rate to manage our exposure to the variability in interest cash flows. See “Market Risk” for additional information regarding our use of interest rate derivatives to hedge our loan portfolio.

Citizens Financial Group, Inc. | 49

Credit Quality
See Note 1 for a description of changes made to the Company’s loans and leases presentation during 2024.
The ACL is comprised of the ALLL and the allowance for unfunded lending commitments. As described in Note 6, the ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of a loan or lease and on unfunded lending commitments, inclusive of recoveries. We consider extensive historical loss experience, including the impact of loss mitigation and restructuring programs that we offer to borrowers experiencing financial difficulty, as well as projected loss severity as a result of loan default.
Management evaluates the appropriateness of the ACL on a quarterly basis. The evaluation of both quantitative and qualitative information is performed by assessing groups of assets that share similar risk characteristics as well as certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are generally grouped by product type and are assessed for credit losses using econometric models.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD for commercial loans, timing and amount of expected draws for unfunded lending commitments, and FICO, LTV, and term for retail loans. The mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amount and timing of expected future cash flows, and factors specific to commercial credits such as competition, business and management performance are also considered. Forward-looking economic assumptions include real GDP, unemployment rate, interest rate curve, and changes in collateral values. Historical information, such as financial statements for commercial customers or consumer credit ratings, may not be as relevant in estimating future expected losses as forecasted inputs to the models during volatile economic time periods.
Management additionally considers qualitative factors in determining the adequacy of the ACL. Qualitative adjustments are used to capture characteristics in the loan and lease portfolio that impact expected credit losses which are not fully reflected within our expected credit loss models. These factors include, but are not limited to: model imprecision, uncertainty in economic scenario assumptions, and emerging risks related to either changes in the economic environment that are affecting specific portfolios, or changes in portfolio concentrations over time that may affect model performance, credit underwriting policy exceptions, and results of internal audit and quality control reviews. The consideration of these qualitative items results in adjustments to amounts included in our ACL for each loan portfolio. The qualitative component of the ACL as of December 31, 2024 did not change significantly from December 31, 2023.
Loans and leases that do not share similar risk characteristics are individually assessed for expected credit losses. Nonaccrual commercial and industrial, and commercial real estate loans with an outstanding balance of $5 million or greater are assessed on an individual basis. Generally, measurement of the ACL on an individual loan or lease is the present value of its future cash flows or the fair value of its underlying collateral, if the loan or lease is collateral dependent.
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
For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 6.

Citizens Financial Group, Inc. | 50

Table 11: Allocation of the ALLL
	December 31,
	2024		2023
(dollars in millions)	Allowance	% of Total Loans and Leases(1)	Allowance	% of Total Loans and Leases(1)
Commercial and industrial	$480	31%	$587	31%
Commercial real estate	660	19	663	20
Total commercial	1,140	50	1,250	51
Residential mortgages	194	24	181	22
Home equity	112	12	100	10
Automobile	24	3	57	6
Education	292	8	259	8
Other retail	299	3	251	3
Total retail	921	50	848	49
Total loans and leases	$2,061	100%	$2,098	100%
(1)    Represents the percentage of each loan category to total loans and leases.

Table 12: ACL and Related Coverage Ratios by Portfolio
	December 31,
	2024			2023
(dollars in millions)	Loans and Leases	Allowance	Coverage	Loans and Leases	Allowance	Coverage
Allowance for Loan and Lease Losses
Commercial and industrial	$42,551	$480	1.13%	$44,974	$587	1.31%
Commercial real estate	27,225	660	2.42	29,471	663	2.25
Total commercial	69,776	1,140	1.63	74,445	1,250	1.68
Residential mortgages	32,726	194	0.59	31,332	181	0.58
Home equity	16,495	112	0.68	15,040	100	0.66
Automobile	4,744	24	0.51	8,258	57	0.69
Education	10,812	292	2.70	11,834	259	2.18
Other retail	4,650	299	6.44	5,050	251	4.98
Total retail	69,427	921	1.33	71,514	848	1.19
Total loans and leases	$139,203	$2,061	1.48%	$145,959	$2,098	1.44%
Allowance for Unfunded Lending Commitments
Commercial(1)		$155	1.86%		$175	1.91%
Retail(2)		43	1.39		45	1.25
Total allowance for unfunded lending commitments		198			220
Allowance for credit losses	$139,203	$2,259	1.62%	$145,959	$2,318	1.59%
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
The ACL as of December 31, 2024 compared to December 31, 2023 decreased $59 million, driven by a $130 million decline in commercial reflecting lower loan balances and charge-offs. Retail increased $71 million driven by higher reserves related to unsecured products and education loans given recent inflationary pressures and government actions.

Citizens Financial Group, Inc. | 51

Table 13: Nonaccrual Loans and Leases
	December 31,
(dollars in millions)	2024	2023	Change		Percent
Commercial and industrial	$241	$297	($56)		(19%)
Commercial real estate	776	477	299		63
Total commercial	1,017	774	243		31
Residential mortgages	192	177	15		8
Home equity	283	285	(2)		(1)
Automobile	48	61	(13)		(21)
Education	56	28	28		100
Other retail	68	39	29		74
Total retail	647	590	57		10
Nonaccrual loans and leases	$1,664	$1,364	$300		22%
Nonaccrual loans and leases to total loans and leases	1.20%	0.93%	27	bps
Allowance for loan and lease losses to nonaccrual loans and leases	124	154	(30%)
Allowance for credit losses to nonaccrual loans and leases	136	170	(34%)
The increase in nonaccrual loans and leases as of December 31, 2024 compared to December 31, 2023 was primarily driven by the general office segment of CRE.

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	Year Ended December 31,
	2024			2023
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$76	$44,174	0.17%	$106	$49,998	0.21%
Commercial real estate	300	28,430	1.05	161	29,206	0.56
Total commercial	376	72,604	0.52	267	79,204	0.34
Residential mortgages	—	31,916	—	2	30,660	—
Home equity	(7)	15,603	(0.04)	(10)	14,475	(0.07)
Automobile	41	6,404	0.65	55	10,374	0.53
Education	105	11,340	0.93	92	12,333	0.74
Other retail	231	4,837	4.75	203	5,171	3.93
Total retail	370	70,100	0.53	342	73,013	0.47
Total loans and leases	$746	$142,704	0.52%	$609	$152,217	0.40%
For the year ended December 31, 2024, net charge-offs increased $137 million and the net charge-off ratio increased 12 basis points compared to 2023. The increase in retail net charge-offs was driven by unsecured products in other retail, and education, partially offset by a decline in auto. The increase in commercial net charge-offs was primarily driven by the office segment of CRE, partially offset by a decline in commercial and industrial.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. We utilize internal risk ratings to monitor credit quality for commercial loans and leases. For more information on internal risk ratings see Note 6.
Total commercial criticized balances of $7.1 billion at December 31, 2024 decreased $1.3 billion compared to December 31, 2023.
Commercial and industrial criticized balances of $2.6 billion at December 31, 2024 decreased from $3.5 billion at December 31, 2023, primarily driven by declines in the healthcare and wholesale trade sectors.
Commercial real estate criticized balances of $4.5 billion at December 31, 2024 decreased from $5.0 billion at December 31, 2023, attributable to the continued impacts of interest rates and return-to-office dynamics on the Office sector and the continued impacts of interest rates on the Multi-family sector. Approximately 96% of commercial real estate loans remain current on payments as of December 31, 2024.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 6.

Citizens Financial Group, Inc. | 52

Table 15: Commercial and Industrial Loans by Industry Sector
	December 31, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$6,070	4%	$5,780	4%
Other finance and insurance	6,446	5	6,021	4
Other manufacturing	3,491	3	3,748	2
Technology	2,818	2	3,351	2
Accommodation and food services	2,599	2	2,948	2
Health, pharma, and social assistance	2,322	2	2,598	2
Wholesale trade	2,010	1	2,467	2
Retail trade	2,000	1	2,379	2
Professional, scientific, and technical services	2,313	2	2,339	2
Other services	2,061	1	2,168	1
Energy and related	2,085	1	2,034	1
Arts, entertainment, and recreation	1,509	1	1,602	1
Administrative and waste management	1,352	1	1,599	1
Rental and leasing	923	1	1,073	1
Consumer products manufacturing	710	1	984	1
Automotive	1,026	1	898	1
Other	2,816	2	2,985	2
Total commercial and industrial	$42,551	31%	$44,974	31%

Citizens Financial Group, Inc. | 53

Table 16: Commercial Real Estate by Property Type and State
	December 31, 2024		December 31, 2023
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multi-family	$9,791	7%	$9,367	6%
Office
Credit tenant lease and life sciences(1)	2,135	2	2,268	2
Other general office	2,930	2	3,648	3
Retail	2,940	2	3,407	2
Industrial	3,575	3	3,981	3
Co-op	1,802	1	1,796	1
Data center	1,024	1	841	1
Hospitality	418	—	608	—
Other	2,610	2	3,555	2
Total commercial real estate	$27,225	20%	$29,471	20%
State
New York	$6,643	5%	$7,035	5%
New Jersey	3,370	2	3,829	3
Pennsylvania	2,594	2	2,613	2
California	2,398	2	2,314	1
Texas	1,571	1	2,163	1
Massachusetts	1,682	1	1,897	1
Florida	1,123	1	1,087	1
Other Southeast(2)	2,789	2	3,056	2
Other	5,055	4	5,477	4
Total commercial real estate	$27,225	20%	$29,471	20%
(1) Credit tenant lease includes loans to nationally recognized tenants with high credit ratings and life sciences includes loans to provide lab and office space for tenants involved in the study and development of scientific discoveries.
(2) Includes Georgia, Maryland, North Carolina, South Carolina and Virginia.

Citizens Financial Group, Inc. | 54

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

Table 17: Retail Loan Portfolio Analysis
	December 31, 2024					December 31, 2023
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	97.81%	0.77%	0.28%	0.55%	0.59%	97.34%	0.90%	0.38%	0.82%	0.56%
Home equity	97.59	0.53	0.16	—	1.72	97.34	0.55	0.22	—	1.89
Automobile	96.18	2.11	0.70	—	1.01	96.94	1.74	0.58	—	0.74
Education	98.83	0.42	0.21	0.02	0.52	99.14	0.41	0.19	0.02	0.24
Other retail	96.86	0.99	0.67	0.02	1.46	97.02	0.97	0.67	0.57	0.77
Total retail	97.75%	0.76%	0.30%	0.26%	0.93%	97.56%	0.85%	0.36%	0.40%	0.83%

Table 18: Retail Asset Quality Metrics
	December 31, 2024	December 31, 2023
Average refreshed FICO for total portfolio	775	772
CLTV ratio for secured real estate(1)	50%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 6.
Deposits

Table 19: Composition of Deposits
(dollars in millions)	December 31, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Noninterest-bearing demand	$36,920	21%	$37,107	21%
Money market	55,321	32	53,812	30
Checking with interest	33,246	19	31,876	18
Savings	25,976	15	27,983	16
Time	23,313	13	26,564	15
Total deposits	$174,776	100%	$177,342	100%
    Total deposits as of December 31, 2024 decreased compared to December 31, 2023, reflecting a decline in higher-cost Treasury deposits and lower commercial balances, largely offset by growth in Private Bank deposits.

Table 20: Uninsured and Insured/Secured Deposits
(dollars in millions)	December 31, 2024	December 31, 2023
Total deposits	$174,776	$177,342

Estimated uninsured deposits(1)	76,764	73,584
Less: Uninsured affiliate deposits eliminated in consolidation	12,705	14,650
Less: Preferred deposits(1)(2)	6,902	7,486
CFG adjusted estimated uninsured deposits, excluding preferred deposits	57,157	51,448
Total estimated insured/secured deposits	$117,619	$125,894
Insured/secured deposits to total deposits	67%	71%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.

Citizens Financial Group, Inc. | 55

Table 21: Time Deposits in Excess of the FDIC Insurance Limit by Remaining Maturity
(dollars in millions)	December 31, 2024
Three months or less	$1,499
After three months through six months	936
After six months through twelve months	597
After twelve months	19
Total time deposits(1)	$3,051
(1) Includes time deposits per account in excess of $250,000.
Borrowed Funds
Total borrowed funds of $12.4 billion as of December 31, 2024 decreased $1.6 billion compared to December 31, 2023, driven by a decline of approximately $4.2 billion in FHLB advances, partially offset by the issuance of senior debt and secured borrowings collateralized by loans. For more information regarding our borrowed funds, see “Liquidity” and Note 13.
CAPITAL AND REGULATORY MATTERS
As a BHC and FHC, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. See the “Regulation and Supervision” section in Item 1 for more information.
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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. Our SCB associated with the 2024 CCAR supervisory stress test was 4.5%, effective October 1, 2024 through September 30, 2025.
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
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a BHC, our SCB of 4.5% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.

Citizens Financial Group, Inc. | 56

For additional discussion of the U.S. Basel III capital framework and its related application, see the “Regulation and Supervision” section in Item 1. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 22: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	December 31, 2024		December 31, 2023
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$17,900	10.8%	$18,358	10.6%	9.0%
CBNA	20,250	12.3	19,411	11.3	7.0
Tier 1 capital
CFG	20,013	12.1	20,372	11.8	10.5
CBNA	20,250	12.3	19,411	11.3	8.5
Total capital
CFG	23,232	14.0	23,608	13.7	12.5
CBNA	23,362	14.2	22,453	13.0	10.5
Tier 1 leverage
CFG	20,013	9.4	20,372	9.3	4.0
CBNA	20,250	9.6	19,411	8.9	4.0
Risk-weighted assets
CFG	165,699		172,601
CBNA	164,986		172,094
Quarterly adjusted average assets(2)
CFG	212,555		219,591
CBNA	211,849		218,974
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At December 31, 2024, CFG’s CET1 and tier 1 capital ratios increased compared to December 31, 2023. Net income and a $6.9 billion decrease in RWA was partially offset by common share repurchases, dividends, and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period. Lower commercial and auto loans were the key drivers for the decline in RWA. An increase in preferred stock was also a contributing factor to the tier 1 capital ratio increase.
At December 31, 2024, CBNA’s CET1 and tier 1 capital ratios increased compared to December 31, 2023. Net income and a $7.1 billion decrease in RWA, primarily driven by lower commercial and auto loans, was partially offset by dividend payments to the Parent Company and a decrease in the modified CECL transition amount as we entered the third year of the CECL three-year transition period.
At December 31, 2024, CFG’s and CBNA’s total capital ratios increased compared to December 31, 2023, driven by their respective changes in CET1 and tier 1 capital described above and a reduction in the modified AACL transition amount.
At December 31, 2024, CFG’s and CBNA’s tier 1 leverage ratios increased compared to December 31, 2023, reflecting a decline in quarterly adjusted average assets and their respective changes in tier 1 capital described above.

Citizens Financial Group, Inc. | 57

Table 23: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	December 31, 2024	December 31, 2023
Total common stockholders’ equity	$22,141	$22,328
Exclusions:
Modified CECL transitional amount	96	192
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	2,369	2,338
Derivatives	925	1,087
Unamortized net periodic benefit costs	301	333
Deductions:
Goodwill, net of deferred tax liability	(7,768)	(7,779)
Other intangible assets, net of deferred tax liability	(128)	(134)
Deferred tax assets that arise from tax loss and credit carryforwards	(36)	(7)
Total common equity tier 1 capital	17,900	18,358
Qualifying preferred stock	2,113	2,014
Total tier 1 capital	20,013	20,372
Qualifying subordinated debt(1)	1,232	1,319
Allowance for credit losses	2,259	2,318
Exclusions from tier 2 capital:
Modified AACL transitional amount	(125)	(249)
Allowance on PCD assets	(147)	(152)
Adjusted allowance for credit losses	1,987	1,917
Total capital	$23,232	$23,608
(1) As of December 31, 2024 and 2023, the amount of non-qualifying subordinated debt excluded from regulatory capital was $469 million and $482 million, respectively. See Note 13 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during 2024:
•Repurchased $1.1 billion of our outstanding common stock;
•Issued 400,000 shares of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock at an aggregate offering price of $400 million;
•Redeemed all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock on July 8, 2024;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $769 million; and
•Declared preferred stock dividends aggregating to $137 million.
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

Citizens Financial Group, Inc. | 58

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension, which we believe provides useful information in light of recent events and the potential for change in the regulatory capital framework.

Table 24: AOCI Impact on Regulatory Capital
	December 31, 2024
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital (as reported)	$17,900	$20,013	$23,232	$20,250	$20,250	$23,362
Unrealized gains (losses) on securities and pension	(2,670)	(2,670)	(2,670)	(2,651)	(2,651)	(2,651)
Deferred tax assets - securities and pension AOCI	(33)	(33)	(33)	(34)	(34)	(34)
Regulatory capital, including AOCI impact (non-GAAP)	$15,197	$17,310	$20,529	$17,565	$17,565	$20,677
Risk-weighted assets, including AOCI impact:
Risk-weighted assets (as reported)	$165,699	$165,699	$165,699	$164,986	$164,986	$164,986
Unrealized gains (losses) on securities and pension	(702)	(702)	(702)	(683)	(683)	(683)
Deferred tax assets - securities and pension AOCI	2,198	2,198	2,198	2,179	2,179	2,179
Risk-weighted assets, including AOCI impact (non-GAAP)	$167,195	$167,195	$167,195	$166,482	$166,482	$166,482
Ratio:
Regulatory capital ratio (as reported)	10.8%	12.1%	14.0%	12.3%	12.3%	14.2%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.1%	10.4%	12.3%	10.6%	10.6%	12.4%
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
During the year ended December 31, 2024, the Parent Company completed the following transactions:
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
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.7 billion and $2.9 billion as of December 31, 2024 and 2023, respectively.

Citizens Financial Group, Inc. | 59

During the years ended December 31, 2024 and 2023, the Parent Company declared dividends on common stock of $769 million and $808 million, respectively, and declared dividends on preferred stock of $137 million and $117 million, respectively.
During the year ended December 31, 2024, the Parent Company repurchased $1.1 billion of its outstanding common stock.
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
During the year ended December 31, 2024, CBNA completed the following transactions:
•Issued $2.7 billion of secured borrowings collateralized by loans;
•Redeemed $650 million of 4.119% fixed-to-floating rate senior notes due 2025; and
•Redeemed $600 million of 6.064% fixed-to-floating rate senior notes due 2025.
Liquidity Risk
Liquidity risk is the risk arising from the inability to meet our obligations when they come due. We must maintain adequate funding to meet current and future obligations, including customer loan requests, deposit maturities and withdrawals, debt service, leases, and other cash commitments, under both normal operating conditions and periods of company-specific and/or market stress.
We rely on customer deposits to be our primary stable and low-cost source of funding. Our funding sources also include our ability to securitize loans in secondary markets, raise funds in the debt and equity capital markets, pledge loans and/or securities for borrowing from the FHLB, pledge securities as collateral for borrowing under repurchase agreements, and sell AFS securities.

Citizens Financial Group, Inc. | 60

Credit ratings assigned by agencies such as Moody’s, Standard and Poor’s, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below.

Table 25: Credit Ratings
December 31, 2024
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

Citizens Financial Group, Inc. | 61

As of December 31, 2024:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loans-to-deposits ratio, excluding LHFS, of 79.6%;
◦Estimated insured/secured deposits comprise 67% of our consolidated deposit base of $174.8 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $83.1 billion;
◦Contingent liquidity was $66.2 billion, consisting of unencumbered high-quality liquid securities of $36.0 billion, unused FHLB capacity of $21.1 billion, and our cash balances at the FRB of $9.1 billion; and
◦Available discount window capacity was $16.9 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the years ended December 31, 2024, 2023 and 2022, see the Consolidated Statements of Cash Flows in Item 8.
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

Citizens Financial Group, Inc. | 62

Allowance for Credit Losses
The ACL of $2.3 billion at December 31, 2024 remained stable compared to December 31, 2023.
As of December 31, 2024, the ACL economic forecast over a two-year reasonable and supportable period was consistent with December 31, 2023, with peak unemployment of approximately 5.1% and start-to-trough real GDP decline of approximately 0.4%. These forecasts reflect a mild recession over the two-year reasonable and supportable period.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 6.0% and start-to-trough real GDP decline of approximately 2.0%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $400 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Goodwill
The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at fair value. Business combinations typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the goodwill has been attributed. At December 31, 2024, goodwill totaled $8.2 billion and is assigned to our reporting units as follows: $5.5 billion to Commercial Banking and $2.7 billion to Consumer Banking.
The process of evaluating the fair value of a reporting unit is subjective, involving management assumptions, estimates and forecasts, and the use of external or internal valuations. Valuation techniques include discounted cash flow and market approach analysis. In the fourth quarter of 2024, the quantitative impairment test estimated the fair value of the reporting units using an equal weighting of an income approach (i.e., discounted cash flows method) and market-based approach (i.e., the guideline public company method). The guideline public company method utilizes comparable public company information and key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.
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

Citizens Financial Group, Inc. | 63

We performed a quantitative goodwill impairment assessment in the fourth quarter of 2024 as part of our annual impairment assessment. Based on this quantitative assessment, we concluded that the estimated fair value of the Consumer Banking and Commercial Banking reporting units exceeded their carrying value; therefore, goodwill is not impaired.
For additional information regarding Goodwill, see Note 10.
Fair Value
We assess the fair value of assets and liabilities by applying various valuation methodologies which may involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Quoted market prices are used to estimate the fair value of certain assets such as trading assets, investment securities and residential real estate LHFS. Assumptions are used to estimate the fair value of items for which an observable active market does not exist and include discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different fair value estimates, which could have a material impact on our results of operations, financial condition or fair value disclosures.
We also assess whether there are any declines in fair value below the carrying value of assets that require recognition of a loss in the Consolidated Statements of Operations, including certain investments, loans, goodwill, and core deposit and other intangible assets.
For additional information regarding our fair value measurements, see Note 20.

Citizens Financial Group, Inc. | 64

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of December 31, 2024

Pronouncement	Summary of Guidance	Effects on Financial Statements
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

Disaggregation of Income Statement Expenses Issued November 2024
•Requires tabular disclosure of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities

•Within the same tabular disclosure, include certain expenses, gains, and losses that are already required to be disclosed

•Requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively

•Requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses

•Required effective date: Annual financial statements for the year ending December 31, 2027, and interim reporting periods thereafter. Early adoption is permitted.

•We are currently evaluating the impact of this standard on our required expense disclosures in the Consolidated Financial Statements.

Citizens Financial Group, Inc. | 65

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
Second Line of Defense
The second line of defense includes independent monitoring and control functions accountable for the development of risk and control frameworks and related policies, and their associated implementation. This centralized risk function is independent from the business and is accountable for overseeing and challenging our business lines on the effective management of their risks including, but not limited to, credit, market, operational, regulatory, reputational, interest rate, liquidity, legal and strategic risks.
Third Line of Defense
Our Internal Audit function is the third line of defense providing independent assurance of the effectiveness of our internal controls and governance practices so that risk is managed appropriately for the size, complexity, and risk profile of the organization. Internal Audit has complete and unrestricted access to all of our records, physical properties and personnel. Internal Audit issues a report following each internal review and provides an audit opinion to the Board’s Audit Committee on a quarterly basis.
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

Citizens Financial Group, Inc. | 66

Our principal non-market risks include credit, operational, regulatory, reputational, liquidity and strategic risks. We are also subject to certain market risks which include potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. Market risk in our business arises from trading activities that serve customer needs, including interest rate hedging, foreign exchange risk and non-trading activities within capital markets. We have established enterprise-wide policies and methodologies to identify, measure, monitor and report on market risk. We actively manage both trading and non-trading market risks. See “Market Risk” for further information. Our risk appetite is reviewed and approved annually by the Board Risk Committee.
Credit Risk Management
Credit risk represents the potential for loss arising from the failure of a customer, counterparty, or issuer to perform in accordance with the contractual terms of an obligation. While the majority of our credit risk is associated with lending activities, we do engage with other financial counterparties for a variety of purposes including investing, asset and liability management, and trading activities. Given the financial impact of credit risk on our earnings and balance sheet, the assessment, approval and management of credit risk represents a significant part of our overall risk-management responsibility.
Our independent Credit Risk Function is responsible for reviewing and approving the credit risk appetite across all lines of business and credit products, approving larger and higher-risk credit transactions, monitoring portfolio performance, identifying problem credit exposures, and ensuring remedial management. Credit Risk actively monitors and manages concentrations of loan limits, loan types, industries, and geographies to ensure that our risk appetite is well balanced to achieve our goals.
Management and oversight of credit risk is the responsibility of each respective business line and the second line of defense. Our second line of defense, the independent Credit Risk Function, is led by the Chief Credit Officer who oversees all credit risk and reports to the Chief Risk Officer. The Chief Credit Officer, acting in a manner consistent with Board policies, has responsibility for, among other things, the governance process around policies, procedures, risk acceptance criteria, credit risk appetite, limits and authority delegation. The Chief Credit Officer and team also have responsibility for credit approvals for larger and higher-risk transactions and oversight of line of business credit risk activities. Reporting to the Chief Credit Officer are the heads of the second line of defense credit functions specializing in: Consumer Banking, Commercial Banking, Private Banking, Citizens Restructuring Management, Portfolio and Corporate Reporting, ACL Analytics, Current Expected Credit Loss, and Credit Policy and Administration. Each team under these leaders is composed of experienced credit professionals.
The primary mechanisms that govern our risk management include, but are not limited to, credit assessments, models, scorecards, credit limits, exposure management, concentration limits, balance sheet diversification, portfolio management, collateral requirements and individual credit policies tailored for Consumer and Commercial lending. Our policies outline the minimum acceptable lending standards and their alignment with our desired risk appetite. Material changes in our business model and strategies that identify a need to change our risk appetite or highlight a risk not previously contemplated are identified by the individual committees and presented to the Credit Policy Committee, Executive Risk Committee and the Board Risk Committee for approval, as appropriate.
We employ a comprehensive and integrated risk control program to proactively identify, measure, monitor, and mitigate existing and emerging credit risks across the credit life cycle including origination, account/portfolio management, and loss mitigation and recovery.
Consumer
We utilize several distinct business processes and channels to originate consumer credit, including traditional branch lending and mobile and online banking. Each distinct underwriting and origination activity includes unique credit risk characteristics, with loan pricing commensurate with the differing risk profiles. Consumer credit approvals are typically based on the financial strength and payment history of the borrower, type of exposure, and transaction structure, among other factors.

Citizens Financial Group, Inc. | 67

Lending authority is granted to each first line approver by the second line of defense credit risk function to ensure proper oversight of the underwriting teams. We periodically evaluate the performance of each first line approver and annually reauthorize their delegated authority. Only senior members of the second line of defense credit risk function are authorized to approve significant exceptions to credit policies, which are not uncommon when compensating factors are present. Established exception limits, when reached or exceeded, trigger a comprehensive analysis.
For Consumer Banking, our teams use models to evaluate consumer loans across their life cycle. Credit scoring models are used to forecast the probability of default of an applicant prior to origination. When approving customers for a new loan or extension of an existing credit line, credit scores are used in conjunction with other credit risk variables such as affordability, length of term, collateral value, collateral type, and lien subordination.
Our consumer banking portfolio is comprised of five categories of loans to consumers: residential mortgages, home equity, education, automobile, and other retail.
Residential Mortgages and Home Equity
Residential mortgages are loans to consumers to purchase or refinance 1-4 family residential properties and are generally structured with repayment terms ranging from 15 to 30 years. We originate both fixed- and adjustable-rate (traditional and interest-only) residential mortgages, with the properties securing such mortgages primarily located within our geographic footprint. We do not originate residential mortgages that allow negative amortization or multiple payment options. Residential mortgage applications are underwritten using consistent credit policies and processes, with a focus on higher-quality borrowers.
Residential mortgages are originated based on an appraisal completed during the credit underwriting process, with borrower performance tracked monthly by segmenting the mortgage portfolio into pools based on product type. The portfolio is also segmented based upon delinquency, nonperforming status, modification and bankruptcy status, FICO scores, LTV and geographic concentrations as part of our overall risk management analysis and monitoring.
Home equity loans primarily include lines of credit secured by a first- or second-lien on the borrower’s residence, which enable the customer to borrow against the equity in their home or refinance existing mortgage debt. The product is a variable-rate, interest-only line of credit that allows the borrower to draw against the available line with no required principal payments during an initial 10-year revolving period. At the end of the revolving period, the home equity line of credit converts into a 15-year amortizing structure.
Home equity applications are underwritten using full income and credit standards with underwriting criteria based on minimum credit scores, debt-to-income ratios, and combined LTV ratios utilizing current collateral valuations. The underwriting for variable-rate lines of credit also incorporates a stress analysis for rising interest rates. We actively manage lines of credit and adjust their lending limit when we believe it is necessary based on a borrower’s FICO score and any associated credit deterioration.
Borrower performance of the home equity portfolio is tracked on a monthly basis for internal reporting and risk management purposes by segmenting the portfolio into pools, which are typically based on origination vintage tranches. The performance of any related mortgage loans is also tracked regardless of whether we hold a lien on such loans. A third-party service provider is utilized to obtain updated loan information, including lien and collateral data that is aggregated from both public and private sources.
LTV information on our outstanding residential mortgages and home equity portfolios is updated quarterly based on a combination of automated valuation model updates and relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current property value estimate. For home equity and second mortgages, CLTV is the ratio of the first mortgage original principal balance and the second lien outstanding principal balance combined to the current property value estimate.
Property values for both residential mortgages and home equity loans are refreshed quarterly after an account is established to allow for proactive identification of changing levels of credit risk and to facilitate our portfolio management, including workout and loss mitigation functions. Our approach to managing credit risk is highly analytical and, where appropriate, is automated to ensure consistency and efficiency.

Citizens Financial Group, Inc. | 68

Education
The education portfolio is primarily comprised of two products, in-school loans and education refinance loans. An in-school loan is generally financed over a 5, 10, or 15-year term and provides for fixed or variable rate financing to students while enrolled in school, with the option to pay while in school or to defer payment until after graduation. An education refinance loan provides a refinancing option on an existing education loan for students and parents, with 5 to 20-year terms and fixed or variable rates.
The performance of the education portfolio is measured monthly, including updated FICO, or equivalent, scores. We analyze the portfolio by product channel and type, and regularly evaluate default and delinquency experience for internal reporting and risk management purposes.
Automobile
The automobile portfolio consists of loans originated primarily through independent franchised dealers, including some located in select states outside of our primary geographic footprint. This portfolio is in runoff as we discontinued the origination of automobile loans in 2023.
The performance of the automobile loan portfolio is measured monthly, including updated collateral values and FICO, or equivalent, scores. We analyze the portfolio by product channel and type and regularly evaluate default and delinquency experience for internal reporting and risk management purposes.
Other Retail
Other retail loans primarily consist of unsecured consumer lending products, including credit cards and point-of-sale loans originated through partnerships with third-party companies. These loans are underwritten in accordance with our established credit policies and guidelines. Certain point-of-sale loans originated with third-party companies include credit loss protection agreements provided by those companies, which mitigate our risk of loss. Given the variable nature of the credit card portfolio, we actively monitor interest rate impacts and portfolio performance to ensure alignment with our risk tolerance.
Commercial
Our commercial banking portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans.
For Commercial Banking, risk management includes defined credit products and policies and is separated into commercial and industrial loans, CRE and leases. Separate verticals are established within commercial and industrial loans and leases for certain specialty products. Substantially all activity that falls under a defined industry or product is managed through a specialty vertical and a stand-alone team of industry, product, and credit risk specialists. CRE also operates as a specialty vertical.
Commercial transactions are subject to individual analysis and approval before origination and, with few exceptions, are subject to a formal annual review requirement. The underwriting process includes the establishment and approval of credit grades that establish the probability of default and loss given default. Material transactions require both a business line approver and an independent credit approver with the requisite level of delegated authority as determined by the size of the credit relationship as well as the probability of default. Checks and balances in the credit process and the independence of the credit approver function are designed to appropriately assess and sanction the level of credit risk being accepted, actively monitor the portfolio to facilitate the early recognition of credit problems, and provide for effective problem asset management and resolution. Authority to grant credit is delegated through the independent Credit Risk Function and is closely monitored and updated annually, at a minimum.
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, geography, transaction structure including loan covenants, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. In addition to the credit analysis conducted during the approval process before origination and during an annual review, our Credit Review group performs testing to provide an independent review and assessment of the quality of the portfolio and new originations. This group conducts portfolio reviews on a risk-based cycle to evaluate individual loans and validate risk ratings, as well as tests the consistency of the credit processes and the effectiveness of credit risk management.

Citizens Financial Group, Inc. | 69

Credit exposure to individual borrowers is managed by policy guidelines based on the perceived risk of each borrower, or related group of borrowers, with concentration risk managed through limits on industry sectors, asset classes and loan quality factors.
Our standardized loan grading system considers many components that directly correlate to loan quality and likelihood of repayment. Substantially all loans categorized as Classified are managed by Citizens Restructuring Management, a specialized group of credit professionals that handle the day-to-day management of loan workouts, commercial recoveries, and problem loan sales to reduce losses and maximize recoveries. Their responsibilities include developing and implementing action plans, assessing risk ratings, and determining the adequacy of the ACL, accrual status, and ultimate collectability of the Classified loan portfolio.
Commercial and Industrial
The commercial and industrial portfolio includes both loans and leases made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, capital call facilities, or other projects/acquisitions. The loans and leases are generally underwritten individually to assess the quality of multiple sources of repayment including cash flow for debt service, collateral, and any guarantees from the business owner. Although real estate exists as collateral for these loans, the operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source.
The risks inherent in the commercial and industrial portfolio are managed through origination policies, a defined loan concentration policy with established limits, ongoing loan- and portfolio-level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for the commercial and industrial portfolio include policies specific to loan product type, such as LTV and debt service coverage ratios, as applicable.
Commercial Real Estate
The CRE portfolio consists of both commercial property and construction loans that support a wide range of property development and investment activities including, but not limited to, multi-family, office spaces, industrial facilities, and retail shopping centers. These loans are typically repaid through cash flows generated from the operation, sale, or refinance of the property. Risk on these loans is mitigated by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement.
Our CRE construction portfolio primarily consists of multi-family, warehouse, office and data center property types. Loans in this portfolio are generally for construction projects that have been pre-sold or pre-leased, have secured permanent financing, or are made to real estate companies with significant equity invested in the project. A specialized real estate lending group is responsible for this portfolio and actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule. Construction loans, which are generally short term in nature, are utilized to fund the development or renovation of real estate, with repayment often tied to the successful completion and stabilization of the property.
Risks inherent in this portfolio are managed by focusing on the financial strength and experience of the developer, market conditions and other specific attributes associated with each project. We limit our loan amounts based on appraised values, minimum equity investments by our borrowers, and adequate cash flows to support the debt.
Both macro- and loan-level stress-test scenarios based on existing and forecasted market conditions are part of the ongoing portfolio management process for the CRE portfolio. Ongoing portfolio-level reviews are performed that generate action plans based on occupancy levels or leasing revenues associated with the projects being reviewed. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the current market environment.
Property-type concentrations and both geographic and property-type performance metrics are actively monitored for all CRE loan types, with a focus on loans identified as higher risk based on our risk rating methodology. The portfolio is diversified by property type and loan size, representing a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk from new loan originations.

Citizens Financial Group, Inc. | 70

Appraisal values are obtained in conjunction with all originations and renewals, and on an as-needed basis, to both comply with regulatory requirements and to ensure appropriate decisions regarding the ongoing management of the portfolio with respect to changing market conditions. Appraisals are obtained from approved vendors and are reviewed by an internal appraisal review group, which is composed of certified appraisers to ensure the quality of the valuation used in the underwriting process.
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
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by our Board. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term horizons. To ensure that exposure to interest rate risk is managed within our risk appetite, we measure the exposure and hedge it, as necessary. The Treasury Asset and Liability Management team is responsible for measuring, monitoring and reporting on our structural interest rate risk position. These exposures are reported on a monthly basis to the Asset Liability Committee and at Board meetings.
We measure structural interest rate risk through a variety of metrics intended to quantify both short- and long-term exposures. The primary method we use to quantify interest rate risk is simulation analysis in which we model net interest income from assets, liabilities and hedge derivative positions under various interest rate scenarios over a three-year horizon. Exposure to interest rate risk is reflected in the variation of forecasted net interest income across these scenarios.

Citizens Financial Group, Inc. | 71

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

Table 26: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
	December 31,
Basis points	2024	2023
Instantaneous Change in Interest Rates
+200	1.8%	—%
+100	1.1	0.5
-100	(1.3)	(1.5)
-200	(3.3)	(3.0)
Gradual Change in Interest Rates
+200	2.2%	0.4%
+100	1.0	0.5
-100	(0.9)	(1.0)
-200	(1.8)	(1.9)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of December 31, 2024, compared to our broadly neutral position as of December 31, 2023. Our interest rate sensitivity incorporates the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and hedge activity, which is primarily comprised of received fixed swaps that offset our naturally asset-sensitive balance sheet.

Citizens Financial Group, Inc. | 72

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
The following table presents interest rate derivative contracts that we have entered into as of December 31, 2024 and 2023.

Table 27: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	December 31, 2024				December 31, 2023
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$7,827	4.7	3.8%	4.5%	$5,365	6.2	3.8%	5.4%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	0.9	2.6	4.8	500	1.9	2.6	5.6
Total fair value hedges	8,327				5,865
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	26,250	1.7	3.1	4.5	17,780	0.8	4.0	5.4
Receive fixed/pay SOFR - forward-starting	20,000	3.5	3.7	4.0	31,250	2.9	3.3	4.6
Basis swaps
Receive SOFR/pay 1-month term SOFR	11,500	1.6	—	4.5/4.3	5,000	1.0	—	5.3/5.3
Receive SOFR/pay 1-month term SOFR - forward-starting	3,000	2.4	—	4.0/4.0	14,000	2.7	—	5.2/5.1

			Floor Rate	Cap Rate			Floor Rate	Cap Rate
Options
Interest rate collars(1)	—	—	—	—	1,000	1.5	2.5	3.7
Interest rate collars - forward-starting(1)	—	—	—	—	500	2.5	2.7	4.4
Floor spreads - forward-starting(2)	—	—	—	—	2,500	2.8	2.2/3.2	—
Total cash flow hedges	60,750				72,030
Total hedges	$69,077				$77,895
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

Citizens Financial Group, Inc. | 73

The following table presents the average active notional amounts for our interest rate derivatives, based on contract effective date, for the next five years:

Table 28: Average Active Notional for Interest Rate Derivative Contracts
	Year Ended
(dollars in millions)	2025	2026	2027	2028	2029
Fair value hedges
Pay fixed/receive SOFR(1)	$7,821	$7,594	$5,847	$4,991	$3,448
Receive fixed/pay SOFR(2)	441	—	—	—	—
Cash flow hedges
Receive fixed/pay SOFR(2)	28,557	26,827	19,341	10,799	2,677
Receive SOFR/pay 1-month term SOFR	12,096	8,847	1,952	—	—
Total	$48,915	$43,268	$27,140	$15,790	$6,125
Weighted average receive fixed rate	3.2%	3.5%	3.6%	3.6%	3.6%
Weighted average pay fixed rate	3.8	3.8	3.8	3.7	3.7
(1) Pay fixed rate leg of the interest rate derivative contract is included in the computation of the weighted average pay fixed rate.
(2) Receive fixed rate leg of the interest rate derivative contract is included in the computation of the weighted average receive fixed rate.

Table 29: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Year Ended December 31,
(dollars in millions)	2024	2023
Pre-tax net gains (losses) recognized in OCI	($725)	($145)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(945)	(596)
Pre-tax net gains (losses) reclassified from AOCI into interest expense	(1)	—
Using the December 31, 2024 interest rate curve we estimate that $718 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after December 31, 2024.
Included in AOCI is a net loss from terminated swaps of $732 million that will reduce net interest income by $127 million in the first quarter of 2025, $119 million in the second quarter of 2025, $109 million in the third quarter of 2025, and $103 million in the fourth quarter of 2025. The remaining $274 million will reduce net interest income by $230 million in 2026 and $44 million after 2026.
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
As part of our overall risk management strategy we enter into various free-standing derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. For more information regarding the fair value of our MSRs and associated derivatives see Note 8 and Note 14.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management value at risk consistent with the definition used by banking regulators.

Citizens Financial Group, Inc. | 74

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
Market Risk Measurement
We use VaR as a statistical measure for estimating the potential exposure of our traded market risk in normal market conditions. Our VaR framework for risk management and regulatory reporting is the same. Risk management VaR is based on a one-day holding period to a 99% confidence level and regulatory VaR is based on a ten-day holding period to the same confidence level. In addition to VaR, non-statistical measurements for measuring risk such as sensitivity analysis, market value and stress testing are employed.
Our market risk platform and associated market risk and valuation models capture correlation effects across all our “covered positions” and allow for aggregation of market risk across products, risk types, business lines and legal entities. We measure, monitor and report market risk for management and regulatory capital purposes.
VaR Overview
The market risk measurement model is based on historical simulation. The VaR measure estimates the extent of any fair value losses on trading positions that may occur due to broad market movements (General VaR) such as changes in the level of interest rates, foreign exchange rates, equity prices and commodity prices. It is calculated on the basis that current positions remain relatively unaltered over the course of a given holding period with the assumption that markets are sufficiently liquid to allow the business to close its positions, if required, within this holding period. Based on the composition of our “covered positions,” we also use a standardized add-on approach for the loan trading and high yield bond desks’ Specific Risk capital, which estimates the extent of any losses that may occur from factors other than broad market movements. The General VaR approach is expressed in terms of a confidence level over the past 500 trading days. The internal VaR measure, used as the basis of the main VaR trading limits, is a 99% confidence level with a one-day holding period, indicating that a loss greater than the VaR is expected to occur, on average, on only one day in 100 trading days (i.e., 1% of the time). Theoretically, there should be a loss event greater than VaR two to three times per year. The regulatory measure of VaR is a 99% confidence level with a ten-day holding period. The historical market data applied to calculate the VaR is updated on a two-business day lag. Refer to “Market Risk Regulatory Capital” below for details of our ten-day VaR metrics for the quarters ended December 31, 2024 and 2023.

Citizens Financial Group, Inc. | 75

Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 30: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended December 31, 2024				For the Three Months Ended December 31, 2023
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$1	$3	$1	$3	$3	$5	$2
Foreign Exchange Currency Rate	—	—	—	—	—	—	2	—
Credit Spread	2	2	2	1	1	1	2	1
Commodity	—	—	—	—	—	—	—	—
General VaR	3	2	3	1	4	4	6	3
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$2	$3	$1	$4	$4	$6	$3
Stressed General VaR	$7	$7	$12	$4	$4	$7	$14	$3
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$7	$7	$12	$4	$4	$7	$14	$3
Market Risk Regulatory Capital	$28				$33
Specific Risk Not Modeled Add-on	25				17
de Minimis Exposure Add-on	—				1
Total Market Risk Regulatory Capital	$53				$51
Market Risk-Weighted Assets	$665				$643
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

Citizens Financial Group, Inc. | 76

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
VaR Backtesting
Backtesting is one form of validation of the VaR model and is run daily. The Market Risk Rule requires a comparison of our internal VaR measure to the actual, aggregated net trading revenue (excluding fees, commissions, reserves, intra-day trading and net interest income) for each day over the preceding year (the most recent 250 business days). Any observed loss in excess of the combined portfolio’s VaR number is taken as an exception. The number of exceptions determines the multiplication factor used to derive the VaR and SVaR-based capital requirement for regulatory reporting purposes, when applicable. The multiplication factor, which increases from a minimum of three to a maximum of four, depending on the number of exceptions, did not change during 2024 based on the Company’s two observed exceptions during the year. Further, we perform sub-portfolio backtesting as required under the Market Risk Rule, using models approved by our banking regulators for interest rate, credit spread, commodity and foreign exchange positions.

Citizens Financial Group, Inc. | 77

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
For more information on the computation of non-GAAP financial measures, see “Introduction — Non-GAAP Financial Measures,” included in this Report. The following table presents computations of non-GAAP financial measures representing our “Underlying” results used in the MD&A:
Table 31: Reconciliations of Non-GAAP Measures

		Year Ended December 31,
(dollars in millions, except per share data)	Ref.	2024	2023
Noninterest income, Underlying:
Noninterest income (GAAP)	A	$2,176	$1,983
Less: Notable items		15	—
Noninterest income, Underlying (non-GAAP)	B	$2,161	$1,983
Total revenue, Underlying:
Total revenue (GAAP)	C	$7,809	$8,224
Less: Notable items		15	—
Total revenue, Underlying (non-GAAP)	D	$7,794	$8,224
Noninterest expense, Underlying:
Noninterest expense (GAAP)	E	$5,234	$5,507
Less: Notable items		156	506
Noninterest expense, Underlying (non-GAAP)	F	$5,078	$5,001
Pre-provision profit:
Total revenue (GAAP)	C	$7,809	$8,224
Less: Noninterest expense (GAAP)	E	5,234	5,507
Pre-provision profit (non-GAAP)		$2,575	$2,717
Pre-provision profit, Underlying:
Total revenue, Underlying (non-GAAP)	D	$7,794	$8,224
Less: Noninterest expense, Underlying (non-GAAP)	F	5,078	5,001
Pre-provision profit, Underlying (non-GAAP)		$2,716	$3,223
Income before income tax expense, Underlying:
Income before income tax expense (GAAP)	G	$1,888	$2,030
Less: Income (expense) before income tax expense (benefit) related to notable items		(141)	(506)
Income before income tax expense, Underlying (non-GAAP)	H	$2,029	$2,536
Income tax expense and effective income tax rate, Underlying:
Income tax expense (GAAP)	I	$379	$422
Less: Income tax expense (benefit) related to notable items		(43)	(149)
Income tax expense, Underlying (non-GAAP)	J	$422	$571
Effective income tax rate (GAAP)	I/G	20.06%	20.76%
Effective income tax rate, Underlying (non-GAAP)	J/H	20.80	22.48
Net income, Underlying:
Net income (GAAP)	K	$1,509	$1,608
Add: Notable items, net of income tax benefit		98	357
Net income, Underlying (non-GAAP)	L	$1,607	$1,965
Net income available to common stockholders, Underlying:
Net income available to common stockholders (GAAP)	M	$1,372	$1,491
Add: Notable items, net of income tax benefit		98	357
Net income available to common stockholders, Underlying (non-GAAP)	N	$1,470	$1,848
Return on average common equity and return on average common equity, Underlying:
Average common equity (GAAP)	O	$21,881	$21,592
Return on average common equity	M/O	6.27%	6.90%
Return on average common equity, Underlying (non-GAAP)	N/O	6.72	8.56

Citizens Financial Group, Inc. | 78

		Year Ended December 31,
(dollars in millions, except per share data)	Ref.	2024	2023
Return on average tangible common equity and return on average tangible common equity, Underlying:
Average common equity (GAAP)	O	$21,881	$21,592
Less: Average goodwill (GAAP)		8,187	8,184
Less: Average other intangibles (GAAP)		143	177
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		433	422
Average tangible common equity	P	$13,984	$13,653
Return on average tangible common equity	M/P	9.81%	10.92%
Return on average tangible common equity, Underlying (non-GAAP)	N/P	10.51	13.53
Return on average total assets and return on average total assets, Underlying:
Average total assets (GAAP)	Q	$219,024	$222,221
Return on average total assets	K/Q	0.69%	0.72%
Return on average total assets, Underlying (non-GAAP)	L/Q	0.73	0.88
Return on average total tangible assets and return on average total tangible assets, Underlying:
Average total assets (GAAP)	Q	$219,024	$222,221
Less: Average goodwill (GAAP)		8,187	8,184
Less: Average other intangibles (GAAP)		143	177
Add: Average deferred tax liabilities related to goodwill and other intangible assets (GAAP)		433	422
Average tangible assets	R	$211,127	$214,282
Return on average total tangible assets	K/R	0.71%	0.75%
Return on average total tangible assets, Underlying (non-GAAP)	L/R	0.76	0.92
Efficiency ratio and efficiency ratio, Underlying:
Efficiency ratio	E/C	67.03%	66.97%
Efficiency ratio, Underlying (non-GAAP)	F/D	65.15	60.81
Noninterest income as a % of total revenue, Underlying:
Noninterest income as a % of total revenue	A/C	27.86%	24.12%
Noninterest income as a % of total revenue, Underlying (non-GAAP)	B/D	27.73	24.12
Operating leverage and operating leverage, Underlying:
(Decrease) increase in total revenue		(5.04)%	2.53%
(Decrease) increase in noninterest expense		(4.95)	12.58
Operating Leverage		(0.09)%	(10.05)%
(Decrease) increase in total revenue, Underlying (non-GAAP)		(5.22)%	2.13%
Increase in noninterest expense, Underlying (non-GAAP)		1.54	8.00
Operating Leverage, Underlying (non-GAAP)		(6.76)%	(5.87)%
Tangible book value per common share:
Common shares - at period end (GAAP)	S	440,543,381	466,418,055
Common stockholders’ equity (GAAP)		$22,141	$22,329
Less: Goodwill (GAAP)		8,187	8,188
Less: Other intangible assets (GAAP)		146	157
Add: Deferred tax liabilities related to goodwill and other intangible assets (GAAP)		438	433
Tangible common equity	T	$14,246	$14,417
Tangible book value per common share	T/S	$32.34	$30.91
Net income per average common share - basic and diluted and net income per average common share - basic and diluted, Underlying:
Average common shares outstanding - basic (GAAP)	U	450,678,038	475,089,384
Average common shares outstanding - diluted (GAAP)	V	453,510,245	476,693,148
Net income per average common share - basic (GAAP)	M/U	$3.05	$3.14
Net income per average common share - diluted (GAAP)	M/V	3.03	3.13
Net income per average common share-basic, Underlying (non-GAAP)	N/U	3.26	3.89
Net income per average common share-diluted, Underlying (non-GAAP)	N/V	3.24	3.88

Citizens Financial Group, Inc. | 79

		Year Ended December 31,
(dollars in millions, except per share data)	Ref.	2024	2023
Dividend payout ratio and dividend payout ratio, Underlying:
Cash dividends declared and paid per common share	W	$1.68	$1.68
Dividend payout ratio	W/(M/U)	55%	54%
Dividend payout ratio, Underlying (non-GAAP)	W/(N/U)	52	43
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part II, Item 7 and is incorporated herein by reference.

Citizens Financial Group, Inc. | 80

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citizens Financial Group, Inc. | 81

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
Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their accompanying report appearing on page 86, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Citizens Financial Group, Inc. | 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Citizens Financial Group, Inc. | 83

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
The ACL may also be affected by a variety of qualitative factors that the Company considers that are not measured in the statistical procedures including uncertainty related to the economic forecasts, loan growth, back testing results, regional geographic concentrations, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further affected by sensitivity analysis for certain industry sectors or loan classes, including CRE office.
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
•We tested the effectiveness of controls over the (i) selection of the economic forecasts, (ii) development, execution, and monitoring of the econometric models, (iii) estimation of management’s adjustments to the modeled reserves in the industry sectors facing challenges in the current macroeconomic environment, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.
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

Citizens Financial Group, Inc. | 84

Goodwill – Refer to Note 10 to the consolidated financial statements
Critical Audit Matter Description
Management has identified and assigned goodwill to two reporting units, Consumer Banking and Commercial Banking.
Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1st or more frequently if events or circumstances change that indicate an impairment may exist.
Management performed a quantitative goodwill impairment test associated with its annual impairment assessment date. The fair value of the Company’s reporting units was determined using a combination of income and market-based approaches. Under the income approach, key assumptions included cash flow projections based on multi-year forecasts, long-term earnings growth rate, and discount rates. Under the market-based approach, key assumptions included determination of comparable public companies, valuation multiples, and utilization of a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.
We identified the goodwill impairment test as a critical audit matter because these fair value determinations require management to make significant estimates and assumptions. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the Company’s reporting units included the following, among others:
•We tested the design, implementation, and operating effectiveness of internal controls over the goodwill impairment test, including controls over the (i) accounting and valuation conclusions reached by management, (ii) relevant business and valuation assumptions, and (iii) determination of its operating segments and reporting units.
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
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We tested the reasonableness of management’s forecasts used in the valuation of the commercial and consumer reporting units.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 13, 2025
We have served as the Company's auditor since 2000.

Citizens Financial Group, Inc. | 85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Citizens Financial Group, Inc.
Providence, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 13, 2025

Citizens Financial Group, Inc. | 86

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in millions, except par value)	2024	2023
ASSETS:
Cash and due from banks(1)	$1,409	$1,794
Interest-bearing cash and due from banks	9,192	9,834
Interest-bearing deposits in banks(1)	635	405
Debt securities available for sale, at fair value (including $152 and $110 pledged to creditors, respectively)(2)	32,765	29,777
Debt securities held to maturity (fair value of $7,540 and $8,350, respectively, and including $83 and $204 pledged to creditors, respectively)(2)	8,599	9,184
Loans held for sale (includes $825 and $676, respectively, measured at fair value)(3)	858	779
Loans and leases	139,203	145,959
Less: Allowance for loan and lease losses	(2,061)	(2,098)
Net loans and leases(1)	137,142	143,861
Derivative assets	408	440
Premises and equipment, net	875	895
Bank-owned life insurance	3,364	3,291
Goodwill	8,187	8,188
Other intangible assets(4)	146	157
Other assets(1)	13,941	13,359
TOTAL ASSETS	$217,521	$221,964
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$36,920	$37,107
Interest-bearing	137,856	140,235
Total deposits	174,776	177,342
Short-term borrowed funds	—	505
Derivative liabilities	1,220	1,562
Long-term borrowed funds(1)	12,401	13,467
Other liabilities(1)	4,870	4,746
TOTAL LIABILITIES	193,267	197,622
Commitments and Contingencies (refer to Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 and 2,050,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,113	2,014
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 650,068,324 shares issued and 440,543,381 shares outstanding at December 31, 2024 and 647,829,720 shares issued and 466,418,055 shares outstanding at December 31, 2023	7	6
Additional paid-in capital	22,364	22,250
Retained earnings	10,412	9,816
Treasury stock, at cost, 209,524,943 and 181,411,665 shares at December 31, 2024 and 2023, respectively	(7,047)	(5,986)
Accumulated other comprehensive income (loss)	(3,595)	(3,758)
TOTAL STOCKHOLDERS’ EQUITY	24,254	24,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,521	$221,964
(1) Includes amounts in consolidated VIEs. See Note 11 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) See Note 1 for information regarding updates to the Consolidated Balance Sheets during 2024.
(4) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 87

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in millions, except per share data)	2024	2023	2022
INTEREST INCOME:
Interest and fees on loans and leases	$7,948	$8,489	$5,968
Interest and fees on loans held for sale(1)	77	102	124
Investment securities	1,658	1,162	840
Interest-bearing deposits in banks	503	451	128
Total interest income	10,186	10,204	7,060
INTEREST EXPENSE:
Deposits	3,825	3,145	651
Short-term borrowed funds	15	43	23
Long-term borrowed funds	713	775	374
Total interest expense	4,553	3,963	1,048
Net interest income	5,633	6,241	6,012
Provision (benefit) for credit losses	687	687	474
Net interest income after provision (benefit) for credit losses	4,946	5,554	5,538
NONINTEREST INCOME:
Service charges and fees	420	410	420
Capital markets fees	467	319	368
Card fees	368	296	273
Wealth fees(1)	294	259	249
Mortgage banking fees	209	242	261
Foreign exchange and derivative products	146	183	188
Letter of credit and loan fees	175	168	159
Securities gains, net	18	28	9
Other income	79	78	82
Total noninterest income	2,176	1,983	2,009
NONINTEREST EXPENSE:
Salaries and employee benefits	2,657	2,599	2,549
Equipment and software	769	756	648
Outside services	639	687	700
Occupancy	447	492	410
Other operating expense	722	973	585
Total noninterest expense	5,234	5,507	4,892
Income before income tax expense	1,888	2,030	2,655
Income tax expense	379	422	582
NET INCOME	$1,509	$1,608	$2,073
Net income available to common stockholders	$1,372	$1,491	$1,960
Weighted-average common shares outstanding:
Basic	450,678,038	475,089,384	475,959,815
Diluted	453,510,245	476,693,148	477,803,142
Per common share information:
Basic earnings	$3.05	$3.14	$4.12
Diluted earnings	3.03	3.13	4.10
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during 2024.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 88

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Net income	$1,509	$1,608	$2,073
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedge derivatives arising during the period, net of income taxes of ($194), ($39) and ($466), respectively	(531)	(106)	(1,340)
Reclassification adjustment for net (gains) losses on cash flow hedge derivatives included in net income, net of income taxes of $253, $161 and $30, respectively	693	435	85
Net unrealized gains (losses) on AFS securities arising during the period, net of income taxes of ($27), $119 and ($868), respectively	(90)	350	(2,608)
Reclassification of net securities (gains) losses to net income, net of income taxes of $19, $28 and ($2), respectively	59	83	(7)
Defined benefit plans:
Actuarial gain (loss) arising during the period, net of income taxes of $7, $15 and ($15), respectively	19	28	(37)
Amortization of actuarial (gain) loss to net income, net of income taxes of $4, $5 and $2, respectively	13	12	12
Total other comprehensive income (loss), net of income taxes	163	802	(3,895)
Total comprehensive income (loss)	$1,672	$2,410	($1,822)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 89

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2022	2	$2,014	422	$6	$19,005	$7,978	($4,918)	($665)	$23,420
Dividends declared - common stock	—	—	—	—	—	(779)	—	—	(779)
Dividends declared - preferred stock	—	—	—	—	—	(113)	—	—	(113)
Issuance of common stock - business acquisition	—	—	72	—	3,036	—	—	—	3,036
Treasury stock purchased	—	—	(4)	—	—	—	(153)	—	(153)
Share-based compensation plans	—	—	2	—	77	—	—	—	77
Employee stock purchase plan	—	—	—	—	24	—	—	—	24
Total comprehensive income (loss):
Net income	—	—	—	—	—	2,073	—	—	2,073
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,895)	(3,895)
Total comprehensive income (loss)	—	—	—	—	—	2,073	—	(3,895)	(1,822)
Balance at December 31, 2022	2	$2,014	492	$6	$22,142	$9,159	($5,071)	($4,560)	$23,690
Dividends declared - common stock	—	—	—	—	—	(808)	—	—	(808)
Dividends declared - preferred stock	—	—	—	—	—	(117)	—	—	(117)
Treasury stock purchased	—	—	(29)	—	—	—	(906)	—	(906)
Share repurchase excise tax	—	—	—	—	—	—	(9)	—	(9)
Share-based compensation plans	—	—	2	—	81	—	—	—	81
Employee stock purchase plan	—	—	1	—	27	—	—	—	27
Cumulative effect of change in accounting principle	—	—	—	—	—	(26)	—	—	(26)
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,608	—	—	1,608
Other comprehensive income (loss)	—	—	—	—	—	—	—	802	802
Total comprehensive income (loss)	—	—	—	—	—	1,608	—	802	2,410
Balance at December 31, 2023	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends declared - common stock	—	—	—	—	—	(769)	—	—	(769)
Dividends declared - preferred stock	—	—	—	—	—	(137)	—	—	(137)
Preferred stock issued	—	392	—	—	—	—	—	—	392
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(28)	—	—	—	(1,050)	—	(1,050)
Share repurchase excise tax	—	—	—	—	—	—	(11)	—	(11)
Share-based compensation plans	—	—	2	1	89	—	—	—	90
Employee stock purchase plan	—	—	1	—	25	—	—	—	25
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,509	—	—	1,509
Other comprehensive income (loss)	—	—	—	—	—	—	—	163	163
Total comprehensive income (loss)	—	—	—	—	—	1,509	—	163	1,672
Balance at December 31, 2024	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 90

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,509	$1,608	$2,073
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	687	687	474
Net change in loans held for sale	(24)	98	1,733
Depreciation, amortization and accretion	498	478	565
Deferred income tax expense (benefit)	(177)	(242)	57
Share-based compensation	97	87	84
Net gain on sale of assets	(18)	(28)	(9)
Net (increase) decrease in other assets	(261)	612	(1,894)
Net increase (decrease) in other liabilities	(310)	(339)	1,036
Net change due to operating activities	2,001	2,961	4,119
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(9,755)	(10,087)	(10,776)
Proceeds from maturities and paydowns of debt securities available for sale	3,304	2,001	3,422
Proceeds from sales of debt securities available for sale	3,619	2,941	1,178
Proceeds from maturities and paydowns of debt securities held to maturity	662	761	1,035
Net (increase) decrease in interest-bearing deposits in banks	(230)	(102)	13
Acquisitions, net of cash acquired(1)	—	—	(255)
Purchases of loans	(655)	—	(1,007)
Sales of loans	207	2,793	2,677
Net (increase) decrease in loans and leases	6,050	7,174	(7,927)
Capital expenditures, net	(122)	(172)	(126)
Purchases of bank-owned life insurance	—	—	(100)
Other	(93)	(61)	(771)
Net change due to investing activities	2,987	5,248	(12,637)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,566)	(3,382)	6,146
Net increase (decrease) in short-term borrowed funds	(505)	502	(95)
Proceeds from issuance of long-term borrowed funds	13,185	25,983	24,617
Repayments of long-term borrowed funds	(14,286)	(28,418)	(19,691)
Treasury stock purchased	(1,050)	(906)	(153)
Net proceeds from issuance of preferred stock	392	—	—
Redemption of preferred stock	(300)	—	—
Dividends paid to common stockholders	(769)	(808)	(779)
Dividends paid to preferred stockholders	(134)	(120)	(113)
Other	18	21	(25)
Net change due to financing activities	(6,015)	(7,128)	9,907
Net change in cash and cash equivalents(2)	(1,027)	1,081	1,389
Cash and cash equivalents at beginning of period(2)	11,628	10,547	9,158
Cash and cash equivalents at end of period(2)	$10,601	$11,628	$10,547

Citizens Financial Group, Inc. | 91

	Year Ended December 31,
(dollars in millions)	2024	2023	2022

Supplemental disclosures:
Interest paid	$4,375	$3,640	$989
Income taxes paid	208	375	183
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$299	$2,617	$—
Transfer of securities from AFS to HTM	—	—	8,563
Loans securitized and transferred to AFS securities	329	103	143
Investors Acquisition:
Fair value of assets acquired, excluding cash and cash equivalents	—	—	27,113
Goodwill and other intangible assets	—	—	992
Fair value of liabilities assumed	—	—	24,982
Common stock issued	—	—	3,036
Replacement equity awards	—	—	19
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

Citizens Financial Group, Inc. | 92

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
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Parent Company and its subsidiaries, including VIEs in which the Company is a primary beneficiary, and are prepared in accordance with GAAP. Investments in VIEs in which the Company does not have the ability to exercise significant influence are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
During 2024, the Company modified the presentation of its loans and leases portfolio to include leases in the commercial and industrial financing receivable class. In addition, LHFS, at fair value and Other LHFS were combined into LHFS in the Consolidated Balance Sheets. See Notes 5 and 6 for additional information relative to the Company’s loans and leases portfolio. In the Consolidated Statements of Operations, Trust and investment services fees was renamed to Wealth fees to better reflect the broad range of wealth-related management fees and services provided to customers and Interest and fees on other LHFS is now included with Interest and fees on LHFS. Prior period results have been revised to conform to the new presentations.
Change in Accounting Principle
During 2024, the Company voluntarily changed its annual goodwill impairment assessment date from October 31st to October 1st to better align its testing procedures with its annual financial planning process and year-end reporting schedule. Less than 12 months elapsed between the Company’s previous annual assessment as of October 31, 2023, and the annual assessment performed as of October 1, 2024. This change in accounting principle did not result in any delay, acceleration or avoidance of a goodwill impairment charge. The Company continuously monitors each reporting unit for triggering events for the purpose of goodwill impairment testing.
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

Citizens Financial Group, Inc. | 93

Significant Accounting Policies
The following table identifies the Company’s significant accounting policies and the Note and Page where a detailed description of each policy can be found.

	Note	Page
Cash and Due From Banks	3	95
Securities	4	95
Loans and Leases	5	99
Allowance for Credit Losses and FDMs	6	101
Premises, Equipment and Software	7	115
Mortgage Servicing Rights	8	116
Leases	9	118
Goodwill and Intangible Assets	10	120
Variable Interest Entities	11	121
Derivative Instruments	14	126
Employee Benefits	15	130
Treasury Stock	17	132
Employee Share-Based Compensation	18	134
Fair Value Measurement	20	137
Revenue Recognition	21	143
Income Taxes	23	145
Earnings Per Share	24	148
Business Segments	26	150
Accounting Pronouncements Adopted in 2024

Pronouncement	Summary of Guidance	Effects on Financial Statements
Improvements to Reportable Segment Disclosures Issued November 2023
•Requires disclosure of significant segment expenses regularly provided to the CODM

•Requires disclosure of an amount for other segment items by reportable segment and a description of its composition

•Requires disclosure of the title and position of the CODM

•The Company adopted the new standard on January 1, 2024, effective for annual financial statements for the year ended December 31, 2024 and subsequent interim periods beginning in 2025.

•Required disclosures and discussion of significant accounting policies for business operating segments are included in Note 26.

NOTE 2 - ACQUISITIONS
Acquisition of HSBC
On February 18, 2022, CBNA closed on its HSBC transaction, which included 66 branches in the New York City metropolitan area, 9 branches in the Mid-Atlantic/Washington D.C. area, and 5 branches in Southeast Florida. The Company’s results of operations and balance sheets for all periods presented in this Report reflect the benefit of the HSBC transaction for the period since the transaction closed on February 18, 2022.
Investors Acquisition
On April 6, 2022, the Company completed its Investors acquisition, building the Company’s physical presence in the Mid-Atlantic region with the addition of 154 branches located in the greater New York City and Philadelphia metropolitan areas and across New Jersey.

Citizens Financial Group, Inc. | 94

Upon closing of the acquisition, each share of Investors common stock was converted into 0.297 of a share of the Company’s common stock. In addition, stock options and restricted shares granted by Investors that were outstanding as of April 6, 2022 were converted into CFG awards and remained subject to their original terms and conditions. The Company issued 1,151,301 stock options and 259,316 restricted shares in connection with the conversion of equity awards. The conversion of Investors common stock, coupled with the conversion of equity awards, resulted in an increase of approximately 73.6 million basic and diluted shares. The Company also paid $1.46 in cash to shareholders of Investors for each share they owned.
The Company’s results of operations and balance sheets for all periods presented in this Report reflect the benefit of the Investors acquisition for the period since the acquisition closed on April 6, 2022.
NOTE 3 - CASH AND DUE FROM BANKS
For the purpose of reporting cash flows, cash and cash equivalents have original maturities of three months or less and include cash and due from banks and interest-bearing cash and due from banks. The Company had no material restrictions on the use or availability of its cash as of December 31, 2024 or 2023.
NOTE 4 - SECURITIES
Investments include debt, equity and other securities. The Company classifies debt securities as AFS, HTM, or trading based on management’s intent to hold to maturity at the time of purchase. Management reserves the right to change the initial classification of a security based on its intent to hold to maturity or as permitted by periodic changes in accounting guidance. Equity securities are recorded at fair value or at cost if there is not a readily determinable fair value.
Debt securities that will be held for indefinite periods of time and may be sold in response to changes in liquidity, interest rates or prepayment risk, among other factors, are classified as AFS and reported at fair value, with unrealized gains and losses, net of taxes, reported in AOCI. Gains and losses on the sale of AFS securities are recognized in noninterest income in the Consolidated Statements of Operations and are computed using the specific identification method.
Debt securities for which the Company has the ability and intent to hold to maturity are classified as HTM and reported at amortized cost. Transfers of debt securities to the HTM classification are recognized at fair value at the date of transfer.
Interest income for AFS and HTM debt securities is recorded on the accrual basis, including the amortization of premiums and the accretion of discounts, utilizing the effective interest method over the estimated lives of the individual securities. The Company uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the effective interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics of each security and are derived from market sources. Judgment is involved in making determinations about prepayment expectations and in changing those expectations in response to changes in interest rates and macroeconomic conditions.
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

Citizens Financial Group, Inc. | 95

The following table presents the major components of securities at amortized cost and fair value:

	December 31, 2024				December 31, 2023
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$3,631	$3	($109)	$3,525	$4,493	$26	($139)	$4,380
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	30,897	33	(2,135)	28,795	26,289	45	(1,857)	24,477
Other/non-agency	273	—	(13)	260	279	—	(24)	255
Total mortgage-backed securities	31,170	33	(2,148)	29,055	26,568	45	(1,881)	24,732
Collateralized loan obligations	184	—	—	184	667	—	(3)	664
Total debt securities available for sale, at fair value	$34,986	$36	($2,257)	$32,765	$31,729	$71	($2,023)	$29,777
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,187	$—	($1,051)	$7,136	$8,696	$9	($818)	$7,887
Total mortgage-backed securities	8,187	—	(1,051)	7,136	8,696	9	(818)	7,887
Asset-backed securities	412	1	(9)	404	488	—	(25)	463
Total debt securities held to maturity	$8,599	$1	($1,060)	$7,540	$9,184	$9	($843)	$8,350
Equity securities, at cost(2)	$710	$—	$—	$710	$869	$—	$—	$869
Equity securities, at fair value(2)	220	—	—	220	173	—	—	173
(1) Excludes portfolio level basis adjustments of $(75) million and $60 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at December 31, 2024 and 2023.
(2) Included in other assets in the Consolidated Balance Sheets.
Accrued interest receivable on debt securities totaled $125 million as of December 31, 2024 and 2023 and is included in other assets in the Consolidated Balance Sheets.

Citizens Financial Group, Inc. | 96

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2024. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,115	$516	$—	$3,631
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	2,221	1,151	27,525	30,897
Other/non-agency	—	—	—	273	273
Collateralized loan obligations	—	—	100	84	184
Total debt securities available for sale	—	5,336	1,767	27,883	34,986
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,187	8,187
Asset-backed securities	—	412	—	—	412
Total debt securities held to maturity	—	412	—	8,187	8,599
Total amortized cost of debt securities	$—	$5,748	$1,767	$36,070	$43,585

Fair value:
U.S. Treasury and other	$—	$3,008	$517	$—	$3,525
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	2,135	1,079	25,581	28,795
Other/non-agency	—	—	—	260	260
Collateralized loan obligations	—	—	100	84	184
Total debt securities available for sale	—	5,143	1,696	25,926	32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,136	7,136
Asset-backed securities	—	404	—	—	404
Total debt securities held to maturity	—	404	—	7,136	7,540
Total fair value of debt securities	$—	$5,547	$1,696	$33,062	$40,305
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $1.7 billion, $1.2 billion and $840 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents realized gains and losses on sale of securities:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Gains	$32	$36	$13
Losses	(14)	(8)	(4)
Securities gains, net	$18	$28	$9

Citizens Financial Group, Inc. | 97

The following table presents the amortized cost and fair value of debt securities pledged:

	December 31, 2024		December 31, 2023
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged against derivatives, to qualify for fiduciary powers, or to secure public and other deposits as required by law	$3,975	$3,644	$5,619	$5,305
Pledged as collateral for FHLB borrowing capacity	237	224	242	220
Pledged against repurchase agreements	—	—	—	—

From time to time, the Company may enter into security repurchase agreements with unrelated counterparties, which involve the transfer of a security from one party to another, and a subsequent transfer of substantially the same security back to the original party. These repurchase agreements are typically short-term in nature and are accounted for as secured borrowed funds in the Company’s Consolidated Balance Sheets. The Company recognized no offsetting short-term receivables or payables associated with security repurchase agreements as of December 31, 2024 or 2023.
Securitizations of mortgage loans retained in the investment portfolio for the years ended December 31, 2024 and 2023 were $329 million and $102 million, respectively. These securitizations include a substantive guarantee by a third party. The guarantors were FNMA and FHLMC in 2024 and 2023. The debt securities received from the guarantors are classified as AFS.
Impairment
Upon purchase, and at each subsequent measurement date, the Company is required to evaluate HTM securities for risk of loss over their life and establish an associated reserve, if necessary. Recognition of a reserve for expected credit losses is not required if the Company does not expect to realize a loss (commonly referred to as “zero expected credit losses”). The Company evaluated its existing HTM portfolio as of December 31, 2024 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at December 31, 2024.
AFS debt securities are reviewed for impairment at the individual security level on a quarterly basis, or more frequently if a potential loss triggering event occurs. The initial indicator of impairment for AFS debt securities is a decline in fair value below its amortized cost basis. An impairment loss is recognized for any security that has declined in fair value below its amortized cost basis if management has the intent to sell the security or if it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.
Estimating the recovery of the amortized cost basis of a debt security is based on an assessment of the present value of the cash flows expected to be collected, discounted at the security’s original effective yield. If the present value of the cash flows is less than the amortized cost basis then impairment equal to the shortfall in cash flows has occurred and the Company must evaluate whether the impairment is attributable to credit-related factors. If credit-related factors exist, a credit-related impairment has occurred regardless of the Company’s intent to hold the security until it recovers.
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

Citizens Financial Group, Inc. | 98

The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,544	($109)	$2,544	($109)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	9,560	(265)	14,304	(1,870)	23,864	(2,135)
Other/non-agency	—	—	260	(13)	260	(13)
Total mortgage-backed securities	9,560	(265)	14,564	(1,883)	24,124	(2,148)
Collateralized loan obligations	—	—	—	—	—	—
Total	$9,560	($265)	$17,108	($1,992)	$26,668	($2,257)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$49	$—	$3,245	($139)	$3,294	($139)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	2,939	(24)	16,398	(1,833)	19,337	(1,857)
Other/non-agency	—	—	255	(24)	255	(24)
Total mortgage-backed securities	2,939	(24)	16,653	(1,857)	19,592	(1,881)
Collateralized loan obligations	56	—	607	(3)	663	(3)
Total	$3,044	($24)	$20,505	($1,999)	$23,549	($2,023)
The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of December 31, 2024. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these debt securities are not impaired.
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
Interest income on loans is determined using the effective interest method, which calculates periodic interest income at a constant effective yield on the net investment in the loan, providing a constant rate of return over the loan term. Loans accounted for using the fair value option are measured at fair value with corresponding changes reported in mortgage banking fees and capital markets fees, respectively, in the Consolidated Statements of Operations for residential mortgage LHFS and commercial LHFS.
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
Loans and leases are disclosed in portfolio segments and classes. The Company’s loan and lease portfolio segments are commercial and retail with the following classes: commercial and industrial, commercial real estate, residential mortgages, home equity, automobile, education and other retail.

Citizens Financial Group, Inc. | 99

The following table presents loans and leases, excluding LHFS:

	December 31,
(dollars in millions)	2024	2023
Commercial and industrial	$42,551	$44,974
Commercial real estate	27,225	29,471
Total commercial	69,776	74,445
Residential mortgages	32,726	31,332
Home equity	16,495	15,040
Automobile	4,744	8,258
Education	10,812	11,834
Other retail	4,650	5,050
Total retail	69,427	71,514
Total loans and leases	$139,203	$145,959
Accrued interest receivable on loans and leases held for investment totaled $816 million and $875 million as of December 31, 2024 and 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $37.5 billion and $36.0 billion at December 31, 2024 and 2023, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $22.9 billion and $31.9 billion at December 31, 2024 and 2023, respectively.
Loans are classified as held for sale when management does not have the intent and ability to hold the loan for the foreseeable future. LHFS for which the fair value option is not elected are carried at the lower of amortized cost or fair value less costs to sell, with any write-downs or subsequent recoveries recognized in other income in the Consolidated Statements of Operations. The Company has elected to account for residential mortgage LHFS and certain commercial LHFS at fair value. See Note 20 for additional information.
The following table presents the composition of LHFS:

	December 31, 2024			December 31, 2023
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$633	$192	$825	$614	$62	$676
Other loans held for sale	—	33	33	—	103	103
Total loans held for sale	$633	$225	$858	$614	$165	$779
(1) Residential mortgage LHFS at fair value are originated for sale.
(2) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk. Other commercial LHFS primarily consist of loans associated with the Company’s syndication business.
The Company leases equipment for commercial use with a primary focus on middle-market and mid-corporate clients for large capital equipment acquisitions including railcars, trucks and trailers, and other equipment. The determination of whether an arrangement is a lease and the related lease classification are made at lease inception. Lease terms predominantly range from three to ten years and may include options to purchase the leased property prior to the end of the lease term. The Company does not have lease agreements that contain both lease and non-lease components.
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

Citizens Financial Group, Inc. | 100

The components of the net investment in direct financing and sales-type leases, before ALLL, are presented below:

(dollars in millions)	December 31, 2024	December 31, 2023
Total future minimum lease rentals	$916	$942
Estimated residual value of leased equipment (non-guaranteed)	231	322
Initial direct costs	4	5
Unearned income	(124)	(121)
Total leases	$1,027	$1,148
Interest income on direct financing and sales-type leases for the years ended December 31, 2024, 2023 and 2022 was $41 million, $46 million and $46 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
A maturity analysis of direct financing and sales-type lease receivables at December 31, 2024 is presented below:

Year	(dollars in millions)
2025	$241
2026	198
2027	177
2028	126
2029	68
Thereafter	106
Total undiscounted future minimum lease rentals	$916
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
Key assumptions used in the ACL measurement process include the use of a two-year reasonable and supportable economic forecast period followed by a one-year reversion period to historical credit loss information. The evaluation of quantitative and qualitative information is performed by assessing groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are generally grouped by product type and are assessed for credit losses using econometric models.
The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation and is primarily based on econometric models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current PD, LGD and EAD for commercial loans, timing and amount of expected draws for unfunded lending commitments, and FICO, LTV, and term for retail loans. The mix and level of loan balances, delinquency levels, assigned risk ratings, previous loss experience, current business conditions, amount and timing of expected future cash flows, and factors specific to commercial credits such as competition, business and management performance are also considered. Forward-looking economic assumptions include real GDP, unemployment rate, interest rate curve, and changes in collateral values. This data is accumulated to estimate expected credit losses over the contractual life of the loans and leases, adjusted for expected prepayments. Historical information, such as financial statements for commercial customers or consumer credit ratings, may not be as relevant in estimating future expected losses as forecasted inputs to the models during volatile economic time periods.

Citizens Financial Group, Inc. | 101

The ACL may also be affected by a variety of qualitative factors that the Company considers that are not measured in the statistical procedures including uncertainty related to economic forecasts, loan growth, backtesting results, regional geographic concentrations, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons. The qualitative allowance is further affected by sensitivity analysis for certain industry sectors or loan classes, including CRE office.
The measurement process results in specific or pooled allowances for loans, leases and unfunded lending commitments, and qualitative allowances that are determined and applied across the portfolio.
Certain loan portfolios don’t require an econometric model to calculate expected credit losses. Approaches that are less data intensive and non-modeled are utilized to estimate credit losses for these portfolios, as they are considered more efficient and practical for portfolios that have outstanding balances that are not material (e.g., runoff or closed portfolios, new products or products that are not significant to the Company’s overall credit risk exposure).
Loans and leases that do not share similar risk characteristics are individually assessed for expected credit losses. Nonaccrual commercial and industrial, and commercial real estate loans with an outstanding balance of $5 million or greater are assessed on an individual basis. Generally, measurement of the ACL on an individual loan or lease is the present value of its future cash flows or the fair value of its underlying collateral, if the loan or lease is collateral dependent.
A loan is considered to be collateral dependent when repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. Generally, this occurs when cash flows to repay the loan from all other available sources, including guarantors, are expected to be no more than nominal. Loans that are deemed to be collateral dependent are written down to fair value, less costs to sell, as of the evaluation date and are reassessed each subsequent period, which may result in an increase or decrease to the ACL based on the corresponding change in the fair value of the collateral during the period. Any decrease to the ACL would be limited to the amount previously written off for a given loan or lease.
Collateral values for residential mortgage and home equity loans are based on appraisals, which are updated every 90 days at a minimum, less estimated costs to sell. At December 31, 2024 and 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $372 million and $556 million, respectively. The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $295 million and $336 million as of December 31, 2024 and 2023, respectively.
Commercial loans are secured by various types of collateral, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. Collateral values are generally based on appraisals for commercial real estate loans, which are updated based on management judgment on a case-by-case basis. At December 31, 2024 and 2023, the Company had collateral-dependent commercial loans totaling $607 million and $233 million, respectively.
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
The ALLL and the allowance for unfunded lending commitments are reported in the allowance for loan and lease losses and other liabilities, respectively, in the Consolidated Balance Sheets. The provision for credit losses related to loan and lease portfolios and unfunded lending commitments is reported in provision (benefit) for credit losses in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 102

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
Retail loans are generally charged-off or written down to the net realizable value of the underlying collateral, with an offset to the ALLL, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate, credit card and unsecured open-end loans are generally charged-off in the month when the account becomes 180 days past due. Auto, education and unsecured closed-end loans are generally charged off in the month when the account becomes 120 days past due. Certain retail loans will be charged-off or written down to their net realizable value earlier in the following circumstances:
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
•Auto loans are written down to fair value less costs to sell upon repossession of the collateral.

The following table presents a summary of changes in the ACL for the year ended December 31, 2024:

	Year Ended December 31, 2024
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,250	$848	$2,098
Charge-offs	(419)	(504)	(923)
Recoveries	43	134	177
Net charge-offs	(376)	(370)	(746)
Provision expense (benefit) for loans and leases	266	443	709
Allowance for loan and lease losses, end of period	1,140	921	2,061
Allowance for unfunded lending commitments, beginning of period	175	45	220
Provision expense (benefit) for unfunded lending commitments	(20)	(2)	(22)
Allowance for unfunded lending commitments, end of period	155	43	198
Total allowance for credit losses, end of period	$1,295	$964	$2,259
During the year ended December 31, 2024, net charge-offs of $746 million and a provision for expected credit losses of $687 million resulted in a decrease of $59 million to the ACL.
As of December 31, 2024, the ACL economic forecast over a two-year reasonable and supportable period was consistent with December 31, 2023, with peak unemployment of approximately 5.1% and start-to-trough real GDP decline of approximately 0.4%. These forecasts reflect a mild recession over the two-year reasonable and supportable period.

Citizens Financial Group, Inc. | 103

The following tables present a summary of changes in the ACL for the years ended December 31, 2023 and 2022:

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
The Company utilizes internal risk ratings to monitor credit quality for commercial loans and leases. These ratings are assigned at loan origination and are reevaluated utilizing a risk-based approach annually, at a minimum, or any time management becomes aware of information affecting a borrower’s ability to fulfill their obligations. This process considers both quantitative and qualitative factors. The following categories are utilized to develop the ACL:
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

Citizens Financial Group, Inc. | 104

For commercial and industrial loans, the performance of the borrower is monitored in a disciplined and regular manner based upon the level of credit risk inherent in the loan. An internal risk rating is assigned reflecting the borrower’s PD and LGD to evaluate the level of credit risk. This two-dimensional credit risk rating methodology provides granularity in the risk monitoring process. These ratings are generally reviewed at least annually. The combination of the PD and LGD assigned ratings, which reflect credit quality characteristics as of the reporting date and are used as inputs into the loss forecasting process, capture both the expectation of default and loss severity in the event of default. Each loan is periodically reviewed by management based on the amount of the lending arrangement and risk rating assessment, with priority given to those loans which are perceived to be of higher risk, or loans for which credit quality is weakening (e.g., payment delinquency). Loans are proactively managed by utilizing various procedures that are customized to the risk of a given loan, including ongoing outreach to the borrower, assessment of the borrower’s financial condition and appraisal of the collateral.
Credit risk associated with CRE loans is managed similar to commercial and industrial loans by evaluating PD and LGD. Risks associated with CRE activities are typically correlated to the loan structure, collateral location, project progress and business environment. As a result, these attributes are monitored and utilized in assessing credit risk. Periodic reviews are also performed to assess market/geographic risk and business unit/industry risk, which may result in increased scrutiny on loans that are perceived to be of higher risk, had adverse changes in risk ratings and/or areas that concern management. These reviews are designed to assess risk and facilitate actions to mitigate such risks.
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
Commercial loans with renewal terms in the original contract are recognized as current year originations upon renewal unless the loan automatically renewed without a new credit decision. The Company generally reserves the right to not renew the loan or lease until current underwriting is completed and approved.
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$5,945	$2,525	$4,194	$2,923	$895	$2,066	$21,323	$66	$39,937
Special Mention	2	79	98	236	48	48	211	—	722
Substandard Accrual	9	64	207	269	139	253	697	13	1,651
Nonaccrual	—	11	68	62	5	55	34	6	241
Total commercial and industrial	5,956	2,679	4,567	3,490	1,087	2,422	22,265	85	42,551
Commercial real estate
Pass	2,720	1,305	5,748	5,412	1,919	4,199	1,434	4	22,741
Special Mention	1	—	911	362	175	257	80	6	1,792
Substandard Accrual	3	22	359	253	275	875	9	120	1,916
Nonaccrual	—	67	89	58	90	470	2	—	776
Total commercial real estate	2,724	1,394	7,107	6,085	2,459	5,801	1,525	130	27,225
Total commercial
Pass	8,665	3,830	9,942	8,335	2,814	6,265	22,757	70	62,678
Special Mention	3	79	1,009	598	223	305	291	6	2,514
Substandard Accrual	12	86	566	522	414	1,128	706	133	3,567
Nonaccrual	—	78	157	120	95	525	36	6	1,017
Total commercial	$8,680	$4,073	$11,674	$9,575	$3,546	$8,223	$23,790	$215	$69,776

Citizens Financial Group, Inc. | 105

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2023:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$3,694	$6,512	$5,331	$1,445	$1,147	$2,299	$21,033	$53	$41,514
Special Mention	59	221	355	30	50	113	368	—	1,196
Substandard Accrual	8	189	337	218	125	287	792	11	1,967
Nonaccrual	1	72	54	4	5	102	53	6	297
Total commercial and industrial	3,762	6,994	6,077	1,697	1,327	2,801	22,246	70	44,974
Commercial real estate
Pass	1,906	5,791	6,062	2,555	2,294	3,895	1,975	8	24,486
Special Mention	—	713	539	222	183	260	75	—	1,992
Substandard Accrual	—	277	203	469	528	939	100	—	2,516
Nonaccrual	1	66	2	23	144	238	3	—	477
Total commercial real estate	1,907	6,847	6,806	3,269	3,149	5,332	2,153	8	29,471
Total commercial
Pass	5,600	12,303	11,393	4,000	3,441	6,194	23,008	61	66,000
Special Mention	59	934	894	252	233	373	443	—	3,188
Substandard Accrual	8	466	540	687	653	1,226	892	11	4,483
Nonaccrual	2	138	56	27	149	340	56	6	774
Total commercial	$5,669	$13,841	$12,883	$4,966	$4,476	$8,133	$24,399	$78	$74,445
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

Citizens Financial Group, Inc. | 106

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,230	$1,302	$3,299	$5,109	$2,919	$3,869	$—	$—	$17,728
740-799	1,757	873	1,568	2,213	1,338	1,923	—	—	9,672
680-739	425	281	552	697	385	938	—	—	3,278
620-679	31	61	126	151	101	494	—	—	964
<620	15	37	76	147	89	703	—	—	1,067
No FICO available(1)	1	—	—	1	1	14	—	—	17
Total residential mortgages	3,459	2,554	5,621	8,318	4,833	7,941	—	—	32,726
Home equity
800+	1	—	3	4	1	76	5,634	200	5,919
740-799	—	—	1	2	1	65	5,275	224	5,568
680-739	—	—	1	—	1	76	2,995	183	3,256
620-679	—	1	4	3	2	60	752	141	963
<620	—	2	6	3	1	59	459	259	789
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	3	15	12	6	336	15,115	1,007	16,495
Automobile
800+	—	65	380	665	183	58	—	—	1,351
740-799	—	92	430	581	176	61	—	—	1,340
680-739	—	91	338	385	115	45	—	—	974
620-679	—	51	189	194	56	29	—	—	519
<620	—	47	197	216	62	38	—	—	560
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	346	1,534	2,041	592	231	—	—	4,744
Education
800+	227	373	657	1,517	1,256	1,475	—	—	5,505
740-799	290	359	571	804	637	811	—	—	3,472
680-739	110	150	229	261	211	337	—	—	1,298
620-679	27	48	55	58	51	111	—	—	350
<620	5	12	21	28	25	60	—	—	151
No FICO available(1)	5	—	—	—	—	31	—	—	36
Total education	664	942	1,533	2,668	2,180	2,825	—	—	10,812
Other retail
800+	186	65	36	15	11	10	512	—	835
740-799	259	96	46	18	13	11	895	1	1,339
680-739	201	87	39	15	11	7	845	1	1,206
620-679	97	47	27	10	6	3	335	1	526
<620	32	31	34	15	7	3	234	1	357
No FICO available(1)	5	—	—	—	—	—	382	—	387
Total other retail	780	326	182	73	48	34	3,203	4	4,650
Total retail
800+	1,644	1,805	4,375	7,310	4,370	5,488	6,146	200	31,338
740-799	2,306	1,420	2,616	3,618	2,165	2,871	6,170	225	21,391
680-739	736	609	1,159	1,358	723	1,403	3,840	184	10,012
620-679	155	208	401	416	216	697	1,087	142	3,322
<620	52	129	334	409	184	863	693	260	2,924
No FICO available(1)	11	—	—	1	1	45	382	—	440
Total retail	$4,904	$4,171	$8,885	$13,112	$7,659	$11,367	$18,318	$1,011	$69,427
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 107

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2023:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$889	$3,067	$5,172	$3,117	$1,131	$3,125	$—	$—	$16,501
740-799	1,333	1,940	2,560	1,411	592	1,625	—	—	9,461
680-739	367	631	758	466	266	873	—	—	3,361
620-679	54	135	165	90	121	445	—	—	1,010
<620	9	48	104	95	161	561	—	—	978
No FICO available(1)	1	—	2	1	3	14	—	—	21
Total residential mortgages	2,653	5,821	8,761	5,180	2,274	6,643	—	—	31,332
Home equity
800+	—	4	4	1	4	91	5,078	222	5,404
740-799	—	1	2	1	3	82	4,708	241	5,038
680-739	1	1	1	2	5	93	2,693	202	2,998
620-679	—	1	1	2	8	77	718	137	944
<620	—	2	1	1	10	80	332	230	656
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	9	9	7	30	423	13,529	1,032	15,040
Automobile
800+	81	539	1,062	368	162	47	—	—	2,259
740-799	134	671	1,038	375	165	52	—	—	2,435
680-739	147	577	708	252	118	39	—	—	1,841
620-679	94	316	345	112	65	26	—	—	958
<620	44	232	291	100	66	32	—	—	765
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	500	2,335	3,444	1,207	576	196	—	—	8,258
Education
800+	296	671	1,637	1,418	600	1,185	—	—	5,807
740-799	368	694	1,050	850	369	678	—	—	4,009
680-739	143	289	333	273	134	298	—	—	1,470
620-679	30	65	68	58	32	107	—	—	360
<620	5	18	25	23	15	55	—	—	141
No FICO available(1)	10	—	1	—	—	36	—	—	47
Total education	852	1,737	3,114	2,622	1,150	2,359	—	—	11,834
Other retail
800+	183	70	38	35	16	18	500	—	860
740-799	258	87	46	45	21	19	963	1	1,440
680-739	214	76	39	39	18	11	973	2	1,372
620-679	118	48	23	19	6	4	419	2	639
<620	31	35	18	14	4	2	251	2	357
No FICO available(1)	7	1	—	1	—	—	373	—	382
Total other retail	811	317	164	153	65	54	3,479	7	5,050
Total retail
800+	1,449	4,351	7,913	4,939	1,913	4,466	5,578	222	30,831
740-799	2,093	3,393	4,696	2,682	1,150	2,456	5,671	242	22,383
680-739	872	1,574	1,839	1,032	541	1,314	3,666	204	11,042
620-679	296	565	602	281	232	659	1,137	139	3,911
<620	89	335	439	233	256	730	583	232	2,897
No FICO available(1)	18	1	3	2	3	50	373	—	450
Total retail	$4,817	$10,219	$15,492	$9,169	$4,095	$9,675	$17,008	$1,039	$71,514
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).

Citizens Financial Group, Inc. | 108

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Year Ended December 31, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$15	$31	$1	$22	$38	$—	$107
Commercial real estate	—	—	1	23	145	143	—	—	312
Total commercial	—	—	16	54	146	165	38	—	419
Residential mortgages	—	—	—	—	—	4	—	—	4
Home equity	—	—	—	—	—	5	11	2	18
Automobile	—	6	34	34	10	10	—	—	94
Education	1	5	12	24	25	59	—	—	126
Other retail	42	24	10	6	3	10	167	—	262
Total retail	43	35	56	64	38	88	178	2	504
Total loans and leases	$43	$35	$72	$118	$184	$253	$216	$2	$923

	Year Ended December 31, 2023
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$1	$3	$34	$4	$1	$34	$44	$—	$121
Commercial real estate	—	—	—	56	13	95	—	—	164
Total commercial	1	3	34	60	14	129	44	—	285
Residential mortgages	—	—	—	1	1	4	—	—	6
Home equity	—	—	—	—	—	3	8	1	12
Automobile	3	34	41	14	12	9	—	—	113
Education	—	5	19	25	17	45	—	—	111
Other retail	49	24	8	8	11	9	121	—	230
Total retail	52	63	68	48	41	70	129	1	472
Total loans and leases	$53	$66	$102	$108	$55	$199	$173	$1	$757
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
Upon return to accrual status, interest payments received and applied to the carrying value of a loan or lease while on nonaccrual status are accreted into interest income over the remaining life of the loan or lease using the effective interest method.

Citizens Financial Group, Inc. | 109

Commercial and industrial loans and commercial real estate loans are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. Some of these loans may remain on accrual status when contractually past due 90 days or more if management considers the loan collectible.
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
The following tables present an aging analysis of accruing and nonaccrual loans and leases as of December 31, 2024 and 2023:

	December 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$42,247	$35	$20	$8	$241	$42,551	$31
Commercial real estate	26,212	204	27	6	776	27,225	32
Total commercial	68,459	239	47	14	1,017	69,776	63
Residential mortgages	32,011	251	93	179	192	32,726	142
Home equity	16,097	88	27	—	283	16,495	182
Automobile	4,563	100	33	—	48	4,744	6
Education	10,686	45	23	2	56	10,812	4
Other retail	4,504	46	31	1	68	4,650	1
Total retail	67,861	530	207	182	647	69,427	335
Total	$136,320	$769	$254	$196	$1,664	$139,203	$398
Guaranteed residential mortgages(1)	$696	$119	$55	$172	$—	$1,042	$—

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$44,591	$62	$18	$6	$297	$44,974	$30
Commercial real estate	28,745	150	59	40	477	29,471	71
Total commercial	73,336	212	77	46	774	74,445	101
Residential mortgages	30,499	282	118	256	177	31,332	144
Home equity	14,640	82	33	—	285	15,040	198
Automobile	8,005	144	48	—	61	8,258	7
Education	11,732	49	23	2	28	11,834	3
Other retail	4,899	49	34	29	39	5,050	—
Total retail	69,775	606	256	287	590	71,514	352
Total	$143,111	$818	$333	$333	$1,364	$145,959	$453
Guaranteed residential mortgages(1)	$675	$128	$76	$243	$—	$1,122	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA and USDA, and are included in the amounts presented for Residential mortgages.

Citizens Financial Group, Inc. | 110

Loan Modifications to Borrowers Experiencing Financial Difficulty
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
The Company offers loan modifications, characterized as FDMs, to retail and commercial borrowers experiencing financial difficulty as a result of its loss mitigation activities that may result in a payment delay, interest rate reduction, term extension, principal forgiveness, or combination thereof. Payment delays consist of modifications that result in a delay of contractual amounts due greater than three months over a rolling 12-month period. Term extensions consist of modifications that result in an extension of the contractual maturity date greater than three months or a significant deferral of principal payments relative to the total outstanding principal balance of the loan.
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
Retail and commercial loans whose contractual terms have been modified in a FDM and are current at the time of the modification may remain on accrual status if there is demonstrated performance prior to the modification and payment in full is expected under the modified terms. Cash receipts on nonaccrual impaired loans, including nonaccrual loans involved in FDMs, are generally applied to reduce the unpaid principal balance. Certain FDMs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. Nonaccrual FDMs that meet the guidelines above for accrual status can be returned to accruing if supported by a well-documented evaluation of the borrowers’ financial condition and the borrower has been current for at least six months.

Citizens Financial Group, Inc. | 111

The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Year Ended December 31, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$235	$99	$—	$1	$21	$1	$357	0.84%
Commercial real estate	—	650	113	—	130	134	—	1,027	3.77
Total commercial	—	885	212	—	131	155	1	1,384	1.98
Residential mortgages	6	74	12	—	16	5	1	114	0.35
Home equity	6	3	1	—	13	—	—	23	0.14
Automobile	—	—	—	—	—	—	—	—	—
Education	11	3	34	—	—	10	—	58	0.54
Other retail	16	—	—	—	—	—	—	16	0.34
Total retail	39	80	47	—	29	15	1	211	0.30
Total	$39	$965	$259	$—	$160	$170	$2	$1,595	1.15%

	Year Ended December 31, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$1	$252	$69	$—	$1	$2	$325	0.74%
Commercial real estate	—	522	—	—	70	1	593	2.01
Total commercial	1	774	69	—	71	3	918	1.23
Residential mortgages	8	77	3	—	20	1	109	0.35
Home equity	2	5	—	—	8	—	15	0.10
Automobile	—	—	—	—	—	—	—	—
Education	9	—	31	—	—	—	40	0.34
Other retail	11	—	—	—	—	—	11	0.22
Total retail	30	82	34	—	28	1	175	0.24
Total	$31	$856	$103	$—	$99	$4	$1,093	0.75%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.

Citizens Financial Group, Inc. | 112

The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023, disaggregated by class of financing receivable.

	Year Ended December 31, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.78%	15	$4	$—
Commercial real estate	2.83	17	1	—
Residential mortgages	1.83	94	—	—
Home equity	4.01	71	—	—
Automobile	—	—	—	—
Education	4.41	12	—	—
Other retail	20.18	—	—	6

	Year Ended December 31, 2023
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.02%	15	$1	$—
Commercial real estate	0.59	11	—	—
Residential mortgages	1.58	50	—	—
Home equity	2.64	120	—	—
Automobile	3.60	18	—	—
Education	4.76	—	—	—
Other retail	18.68	—	—	5
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.

Citizens Financial Group, Inc. | 113

The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024 and 2023, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	December 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$290	$3	$—	$—	$64	$357
Commercial real estate	546	92	—	4	385	1,027
Total commercial	836	95	—	4	449	1,384
Residential mortgages	49	13	7	22	23	114
Home equity	10	—	—	—	13	23
Automobile	—	—	—	—	—	—
Education	26	—	—	—	32	58
Other retail	12	2	1	—	1	16
Total retail	97	15	8	22	69	211
Total	$933	$110	$8	$26	$518	$1,595

	December 31, 2023
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$211	$—	$—	$—	$114	$325
Commercial real estate	402	7	—	26	158	593
Total commercial	613	7	—	26	272	918
Residential mortgages	61	11	7	17	13	109
Home equity	5	—	—	—	10	15
Automobile	—	—	—	—	—	—
Education	37	1	—	—	2	40
Other retail	8	1	1	—	1	11
Total retail	111	13	8	17	26	175
Total	$724	$20	$8	$43	$298	$1,093

Citizens Financial Group, Inc. | 114

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

	Year Ended December 31, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$1	$18	$—	$—	$19
Commercial real estate	—	134	20	—	154
Total commercial	1	152	20	—	173
Residential mortgages	—	26	3	3	32
Home equity	—	1	—	1	2
Automobile	—	—	—	—	—
Education	4	—	11	—	15
Other retail	1	—	—	—	1
Total retail	5	27	14	4	50
Total	$6	$179	$34	$4	$223

	Year Ended December 31, 2023
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$43	$—	$43
Commercial real estate	—	102	—	—	102
Total commercial	—	102	43	—	145
Residential mortgages	1	9	—	5	15
Home equity	—	1	—	2	3
Automobile	—	—	—	—	—
Education	—	—	1	—	1
Other retail	—	—	—	—	—
Total retail	1	10	1	7	19
Total	$1	$112	$44	$7	$164
Unfunded commitments related to loans modified during the year ended December 31, 2024 were $206 million at December 31, 2024. Unfunded commitments related to loans modified during the year ended December 31, 2023 were $221 million at December 31, 2023.
NOTE 7 - PREMISES, EQUIPMENT AND SOFTWARE
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease, including renewal options if exercise of those options is reasonably assured, or their estimated useful life, whichever is shorter.
The cost of major additions and improvements to premises and equipment is capitalized. Repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. The Company evaluates premises and equipment for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable.

Citizens Financial Group, Inc. | 115

A summary of the carrying value of premises and equipment is presented below:

		December 31,
(dollars in millions)	Useful Lives (years)	2024	2023
Land and land improvements	10 - 75	$144	$143
Buildings and leasehold improvements	5 - 60	887	875
Furniture, fixtures and equipment	4 - 20	601	613
Construction in progress		53	77
Total premises and equipment, gross		1,685	1,708
Accumulated depreciation and amortization		(810)	(813)
Total premises and equipment, net		$875	$895
Depreciation charged to noninterest expense totaled $132 million, $115 million and $107 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is presented in the Consolidated Statements of Operations in either occupancy or equipment expense, as applicable.
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
The Company had capitalized software assets of $2.5 billion and $2.6 billion, respectively, and related accumulated amortization of $1.7 billion as of December 31, 2024 and 2023. Amortization expense was $268 million, $254 million and $243 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The estimated future amortization expense for capitalized software assets is presented below.

Year	(dollars in millions)
2025	$244
2026	184
2027	129
2028	72
2029	16
Thereafter	—
Total(1)	$645
(1) Excludes $222 million of in-process software at December 31, 2024.
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
Mortgage LHFS are accounted for at fair value, with changes in fair value and realized gains and losses on the sale of mortgage loans reported in mortgage banking fees in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 116

The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Cash proceeds from residential mortgage loans sold with servicing retained	$7,306	$9,124	$17,025
Repurchased residential mortgages(1)	—	—	87
Gain on sales(2)	63	72	86
Contractually specified servicing, late and other ancillary fees(2)	309	309	287
(1) Includes government insured or guaranteed loans repurchased through the exercise of the Company’s removal of account provision option.
(2) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The Company recognizes the right to service residential mortgage loans for others, or MSRs, when purchased or when servicing is contractually separated from the underlying mortgage loans sold with servicing rights retained. MSRs are reported in other assets in the Consolidated Balance Sheets and are measured using the fair value method, with changes in fair value recorded in mortgage banking fees in the Consolidated Statements of Operations. The unpaid principal balance of residential mortgage loans related to our MSRs was $95.6 billion and $97.4 billion at December 31, 2024 and 2023, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Year Ended December 31,
(dollars in millions)	2024	2023
Fair value as of beginning of the period	$1,552	$1,530
Amounts capitalized	106	127
Sales(1)	(99)	—
Changes in unpaid principal balance during the period(2)	(176)	(166)
Changes in fair value during the period(3)	108	61
Fair value at end of the period	$1,491	$1,552
(1) For the year ended December 31, 2024, represents the sale of the excess servicing yield on MSRs related to certain FHLMC mortgages with a total unpaid principal balance of $17.8 billion.
(2) Represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(3) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees in the Consolidated Statements of Operations.
The fair value of MSRs is estimated by using the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, contractual servicing fee income, servicing costs, default rates, ancillary income, and other economic factors determined based on current market interest rates. The valuation does not attempt to forecast or predict the future direction of interest rates.

Citizens Financial Group, Inc. | 117

The sensitivity analysis below presents the impact of an immediate 10% and 20% adverse change in key economic assumptions to the current fair value of MSRs. These sensitivities are hypothetical, with the effect of a variation in a particular assumption on the fair value of the MSRs calculated independently without changing any other assumption. Changes in one factor may result in changes in another (e.g., changes in interest rates that drive changes in prepayment rates could result in changes in discount rates) and may amplify or counteract the sensitivities. The primary risk inherent in the Company’s MSRs is an increase in prepayments of the underlying mortgage loans serviced, which is largely dependent upon movements in market interest rates.

(dollars in millions)	December 31, 2024	December 31, 2023
Fair value	$1,491	$1,552
Weighted average life (years)	8.7	8.8
Weighted average constant prepayment rate	6.7%	7.2%
Decline in fair value from 10% adverse change	$35	$37
Decline in fair value from 20% adverse change	$67	$71
Weighted average option adjusted spread	632 bps	630 bps
Decline in fair value from 10% adverse change	$42	$43
Decline in fair value from 20% adverse change	$84	$87

The Company has mortgage banking derivatives that include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 14 for additional information.
Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	December 31, 2024	December 31, 2023
Education	$420	$502
Commercial and industrial(1)	92	94
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
The Company leases both equipment and real estate, including office and branch space, in the normal course of business. Lease terms predominantly range from one year to fifteen years and may include options to extend the lease, terminate the lease, or purchase the underlying asset at the end of the lease. Certain lease agreements include rental payments based on an index or are adjusted periodically for inflation. Lease components are accounted for as a single lease component when lease agreements contain lease and non-lease components and for certain real estate leases.
Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets and are recognized in occupancy expense in the Company’s Consolidated Statements of Operations on a straight-line basis over the lease term. The Company may also enter into subleases with third parties for certain leased real estate properties that are no longer occupied.

Citizens Financial Group, Inc. | 118

The components of operating lease cost are presented below.

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Operating lease cost	$220	$221	$216
Short-term lease cost	3	2	2
Variable lease cost	5	5	7
Sublease income	(5)	(1)	(1)
Total	$223	$227	$224
Operating lease cost is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment and software in the Consolidated Statements of Operations.
Supplemental information related to the Company’s operating lease arrangements is presented in the tables below:

(dollars in millions)	December 31, 2024	December 31, 2023	Affected Line Item in Consolidated Balance Sheets
Operating lease right-of-use assets	$869	$885	Other assets
Operating lease liabilities	956	977	Other liabilities
Weighted average remaining lease term (years)	7	7	—
Weighted average discount rate	3.51%	3.10%	—

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$233	$232	$219
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets in exchange for new operating lease liabilities	84	64	408
Lease liabilities maturing under non-cancelable operating leases are presented below as of December 31, 2024.

Year	(dollars in millions)
2025	$204
2026	193
2027	171
2028	140
2029	108
Thereafter	267
Total lease payments	1,083
Less: Interest	127
Present value of lease liabilities	$956
Citizens as Lessor
Operating lease assets where Citizens was the lessor totaled $165 million and $254 million as of December 31, 2024 and 2023, respectively. Operating lease rental income associated with these assets is recognized in other income in the Consolidated Statements of Operations on a straight-line basis over the lease term.
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
For more information on direct finance and sales-type leases where Citizens is the lessor, see Note 5.

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
Goodwill is subject to an annual impairment test and not amortized. Goodwill is reviewed for impairment annually as of October 1st and in interim periods when events or changes indicate the carrying value of one or more reporting units may not be recoverable. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of each reporting unit is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, a quantitative assessment of goodwill must be performed.
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
The Company performed a quantitative goodwill impairment assessment during the year ended December 31, 2024 as part of its annual impairment assessment. Based on this quantitative assessment, the Company concluded that the estimated fair value of the Consumer Banking and Commercial Banking reporting units exceeded their carrying value; therefore, the Company determined that there was no impairment to the carrying value of its goodwill as of December 31, 2024.
Changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023 are presented below.

(dollars in millions)	Consumer Banking	Commercial Banking	Total
Balance at December 31, 2022	$2,673	$5,500	$8,173
Business acquisitions	5	10	15
Balance at December 31, 2023	$2,678	$5,510	$8,188
Divestitures	—	(1)	(1)
Balance at December 31, 2024	$2,678	$5,509	$8,187
Accumulated impairment losses related to the Consumer Banking and Commercial Banking reporting units totaled $5.9 billion and $50 million, respectively, at December 31, 2024 and 2023. No impairment was recorded for the years ended December 31, 2024, 2023 or 2022.
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

Citizens Financial Group, Inc. | 120

A summary of the carrying value of intangible assets is presented below.

		December 31, 2024			December 31, 2023
(dollars in millions)	Amortizable Lives (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core deposits	10	$144	$66	$78	$144	$44	$100
Acquired technology	5 - 7	23	22	1	23	21	2
Acquired relationships	2 - 15	52	31	21	52	26	26
Naming Rights	5 - 10	33	16	17	33	12	21
Other	2 - 8	42	13	29	18	10	8
Total		$294	$148	$146	$270	$113	$157
As of December 31, 2024, all of the Company’s intangible assets are subject to amortization. Amortization expense recognized on intangible assets was $35 million, $42 million and $41 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s projection of amortization expense is based on balances as of December 31, 2024. Future amortization expense may vary from these projections.
Estimated intangible asset amortization expense for the next five years is as follows:

Year	(dollars in millions)
2025	$33
2026	30
2027	26
2028	18
2029	9
NOTE 11 - VARIABLE INTEREST ENTITIES
The Company, in the normal course of business, engages in a variety of activities with entities that are considered VIEs, as defined by GAAP, with its variable interest arising from contractual, ownership or other monetary interests in the entity. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company is the primary beneficiary of a VIE, and must consolidate it, if its variable interest provides it with the power to direct the activities that significantly impact the VIE and it has the right to receive benefits, or the obligation to absorb losses, that could potentially be significant to the VIE. Both qualitative and quantitative factors are considered regarding the nature, size and form of involvement with the VIE to determine whether or not a variable interest held is significant to the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
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

Citizens Financial Group, Inc. | 121

Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	December 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$—	$13
Interest-bearing deposits in banks	209	106
Net loans and leases	3,843	3,194
Other assets	21	14
Total assets	$4,073	$3,327
Liabilities:
Long-term borrowed funds	$3,375	$2,692
Other liabilities	8	8
Total liabilities	$3,383	$2,700
Secured Borrowings
The Company utilizes a portion of its auto loan portfolio to support certain secured borrowing arrangements, which provide a source of funding for the Company and involves the transfer of auto loans to bankruptcy remote special purpose entities (“SPEs”). These SPEs then issue asset-backed notes to third-parties collateralized by the transferred loans. The Company holds certain residual interests in the loans and, therefore, has a right to receive benefits or the obligation to absorb losses that could potentially be significant to the SPEs. In addition, the Company retains servicing for the transferred loans and, therefore, holds the power to direct significant activities that impact the economic performance of the SPEs. As a result, the Company concluded that it is the primary beneficiary of these SPEs and, accordingly, consolidates these VIEs.
The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs do not have recourse to the general credit of the Company. The performance of the loans transferred to the SPEs is the most significant driver impacting the economic performance of the VIEs.
Unconsolidated VIEs
The Company is involved with various VIEs that are not consolidated, including lending to special purpose entities, investments in asset-backed securities and investments in entities that sponsor affordable housing, renewable energy and economic development projects. The Company’s maximum exposure to loss resulting from its involvement with these entities is limited to the balance sheet carrying amount of its investments, unfunded commitments, and the outstanding principal balance of loans to special purpose entities.
A summary of these investments is presented below:

	December 31,
(dollars in millions)	2024	2023
Lending to special purpose entities included in loans and leases	$4,215	$4,760
LIHTC investments included in other assets	2,631	2,444
LIHTC unfunded commitments included in other liabilities	1,109	1,025
Asset-backed investments included in HTM securities	412	488
Renewable energy investments included in other assets	269	314
NMTC investments included in other assets	2	3
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored special purpose entities. The sponsor for each respective entity has the power to direct how proceeds from the Company are utilized and maintains responsibility for any associated servicing commitments. Therefore, the Company is not the primary beneficiary of these entities and, accordingly, does not consolidate these VIEs. As of December 31, 2024 and 2023, the lending facilities had undrawn commitments to extend credit of $2.8 billion and $2.7 billion, respectively. For more information on commitments to extend credit see Note 19.

Citizens Financial Group, Inc. | 122

Asset-backed securities
The Company’s investments in asset-backed securities are collateralized by education loans sold to a third-party sponsored VIE. The Company acts as the primary servicer for the sold loans and receives a servicing fee. A third-party servicer is responsible for all loans that become significantly delinquent.
The Company’s investments in asset-backed securities, as well as the primary servicing fee, are considered variable interests in the VIE since some of the losses of the VIE could be absorbed by the Company’s interest in the asset-backed securities or the primary servicing fee. However, the Company does not control the determination of the assets purchased by the VIE and the servicing activities on significantly delinquent loans. Since these activities significantly impact the economic performance of the VIE, the Company has concluded that it is not the primary beneficiary of this VIE and, accordingly, does not consolidate the VIE.
Low Income Housing Tax Credit Partnerships
The purpose of the Company’s LIHTC investments is to assist in achieving the goals of the CRA and to earn an adequate return of capital. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. Therefore, the Company is not the primary beneficiary of these partnerships and, accordingly, does not consolidate these VIEs.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes (e.g., tax depreciation). As a tax equity investor, the Company does not have the power to direct the activities which most significantly affect the performance of these entities. Therefore, the Company is not the primary beneficiary of these entities and, accordingly, does not consolidate these VIEs.
Contingent commitments related to the Company’s renewable energy investments were $49 million at December 31, 2024, and are expected to be paid in varying amounts through 2027. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold and changes in the production tax credit rates set by the Internal Revenue Service.
New Markets Tax Credit Program
The Company participates in the NMTC program which provides a tax incentive for private sector investment into economic development projects and businesses located in low-income communities.
The Company’s investments in entities that sponsor economic development projects provide income tax credits to offset federal taxable income over a specified period of time. Independent third parties manage these entities and have the power to direct the activities which most significantly affect their performance. Therefore, the Company is not the primary beneficiary of these entities and does not consolidate these VIEs as a result.
The Company applies the proportional amortization method to account for its LIHTC, renewable energy and NMTC investments. Under the proportional amortization method, the Company applies a practical expedient for its LIHTC and NMTC investments and amortizes the initial cost of qualifying investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment. For renewable energy investments, the Company amortizes the initial cost of qualifying investments in proportion to the income tax credits and other income tax benefits received in the current period as compared to the total income tax credits and other income tax benefits expected to be received over the life of the investment. The net amortization and income tax credits and other income tax benefits received are included as a component of income tax expense (benefit).

Citizens Financial Group, Inc. | 123

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Tax credits recognized	$379	$334	$236
Other tax benefits recognized	93	71	59
Amortization	(363)	(320)	(247)
Net benefit (expense) included in income tax expense	109	85	48
Other income	4	5	—
Allocated income (loss) on investments	(12)	(10)	—
Net benefit (expense) included in noninterest income	(8)	(5)	—
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$101	$80	$48
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2024 and 2023, this includes LIHTC, renewable energy and NMTC investments, and for 2022, includes LIHTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the years ended December 31, 2024, 2023 and 2022.
NOTE 12 - DEPOSITS
The following table presents the major components of deposits:

	December 31,
(dollars in millions)	2024	2023
Noninterest-bearing demand	$36,920	$37,107
Money market	55,321	53,812
Checking with interest	33,246	31,876
Savings	25,976	27,983
Time	23,313	26,564
Total deposits	$174,776	$177,342
The following table presents the maturity distribution of time deposits by year as of December 31, 2024:

Year	(dollars in millions)
2025	$22,935
2026	241
2027	71
2028	36
2029	26
2030 and thereafter	4
Total	$23,313
The following table presents the remaining maturities of time deposits with a denomination of $250,000 or more as of December 31, 2024:

(dollars in millions)
Three months or less	$2,763
After three months through six months	2,339
After six months through twelve months	1,430
After twelve months	50
Total time deposits	$6,582

Citizens Financial Group, Inc. | 124

NOTE 13 - BORROWED FUNDS
Short-term borrowed funds
The following table presents a summary of the Company’s short-term borrowed funds:

	December 31,
(dollars in millions)	2024	2023
Other short-term borrowed funds	$—	$505
Total short-term borrowed funds	$—	$505
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

	December 31,
(dollars in millions)	2024	2023
Parent Company:
3.750% fixed-rate subordinated debt, due July 2024	$—	$90
4.023% fixed-rate subordinated debt, due October 2024	—	17
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,245	—
2.500% fixed-rate senior unsecured notes, due February 2030	299	298
3.250% fixed-rate senior unsecured notes, due April 2030	747	746
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,243	—
2.638% fixed-rate subordinated debt, due September 2032	570	563
6.645% fixed/floating-rate senior unsecured notes, due April 2035	745	—
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	750	749
4.119% fixed/floating-rate senior unsecured notes, due May 2025(1)	—	649
6.064% fixed/floating-rate senior unsecured notes, due October 2025(2)	—	599
5.284% fixed/floating-rate senior unsecured notes, due January 2026	350	349
3.750% senior unsecured notes, due February 2026	492	483
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 3.243% weighted average rate, due through 2043(3)	53	3,786
Secured borrowings, 5.690% weighted average rate, due through 2031(3)(4)	3,461	2,692
Other	18	18
Total long-term borrowed funds	$12,401	$13,467
(1) Notes were redeemed on May 23, 2024.
(2) Notes were redeemed on October 24, 2024.
(3) Rate disclosed reflects the weighted average rate as of December 31, 2024.
(4) Collateralized by loans. See Note 11 for additional information.
At December 31, 2024, the Company’s long-term borrowed funds include principal balances of $12.5 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($8) million. At December 31, 2023, the Company’s long-term borrowed funds include principal balances of $13.6 billion, unamortized debt issuance costs and discounts of $74 million, and hedging basis adjustments of ($17) million. See Note 14 for further information about the Company’s hedging of certain long-term borrowed funds.

Citizens Financial Group, Inc. | 125

Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $4.6 billion and $9.2 billion at December 31, 2024 and 2023, respectively. The Company’s available FHLB borrowing capacity was $21.1 billion and $15.9 billion at December 31, 2024 and 2023, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At December 31, 2024, the Company’s unused secured borrowing capacity was approximately $74.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
The following table presents a summary of maturities for the Company’s long-term borrowed funds at December 31, 2024:

(dollars in millions)	Parent Company	CBNA and Other Subsidiaries	Consolidated
Year
2025	$470	$876	$1,346
2026	499	1,902	2,401
2027	—	4	4
2028	—	2,700	2,700
2029	—	1	1
2030 and thereafter	5,510	439	5,949
Total	$6,479	$5,922	$12,401
NOTE 14 - DERIVATIVES
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

Citizens Financial Group, Inc. | 126

The following table presents derivative instruments included in the Consolidated Balance Sheets:

	December 31, 2024			December 31, 2023
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$69,077	$402	$5	$86,895	$173	$44
Derivatives not designated as hedging instruments:
Interest rate contracts	171,193	160	905	185,993	291	1,105
Foreign exchange contracts	34,749	472	411	32,528	434	378
Commodities contracts	1,136	429	379	1,251	685	640
TBA contracts	2,714	10	8	2,337	3	16
Other contracts	615	3	2	549	7	—
Total derivatives not designated as hedging instruments	210,407	1,074	1,705	222,658	1,420	2,139
Total gross derivatives	279,484	1,476	1,710	309,553	1,593	2,183
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(391)	(391)		(471)	(471)
Less: Cash collateral applied(1)		(677)	(99)		(682)	(150)
Total net derivatives presented in the Consolidated Balance Sheets		$408	$1,220		$440	$1,562
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
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At December 31, 2024 and 2023, the Company has designated $4.7 billion and $4.0 billion, respectively, of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The Company has also entered into fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities and long-term borrowed funds portfolios.

Citizens Financial Group, Inc. | 127

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income		Interest Expense
(dollars in millions)	Loans Held for Sale	Investment Securities	Long-Term Borrowed Funds
Year Ended December 31, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	$—	($142)	($8)
Derivatives	—	147	8
Amounts related to interest settlements on derivatives	—	107	(14)
Total net interest income recognized on fair value hedges	$—	$112	($14)
Year Ended December 31, 2023
Gains (losses) on fair value hedges recognized on:
Hedged items	$—	$50	($10)
Derivatives	—	(48)	10
Amounts related to interest settlements on derivatives	—	10	(16)
Total net interest income recognized on fair value hedges	$—	$12	($16)
Year Ended December 31, 2022
Gains (losses) on fair value hedges recognized on:
Hedged items	($13)	($29)	$68
Derivatives	13	29	(69)
Amounts related to interest settlements on derivatives	—	(3)	12
Total net interest income recognized on fair value hedges	$—	($3)	$11
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	December 31, 2024		December 31, 2023
(dollars in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets(2)	$9,557	$—	$7,253	$—
Carrying amount of hedged liabilities	—	491	—	483
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(97)	(8)	60	(17)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of December 31, 2024 and 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.4 billion and $5.9 billion, respectively, including associated cumulative basis adjustments of $(75) million and $39 million, respectively. The amount of the designated hedging instruments was $4.7 billion and $4.0 billion at December 31, 2024 and 2023, respectively.
(2) Carrying amount represents amortized cost.
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

Citizens Financial Group, Inc. | 128

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Pre-tax net gains (losses) recognized in OCI	($725)	($145)	($1,806)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(945)	(596)	(111)
Pre-tax net gains (losses) reclassified from AOCI into interest expense	(1)	—	(4)
Using the December 31, 2024 interest rate curve, the Company estimates that $718 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to net interest income over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after December 31, 2024.

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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2024	2023	2022
Economic hedge type:
Customer interest rate contracts	($773)	($505)	($2,027)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	805	551	2,090	Foreign exchange and derivative products
Customer foreign exchange contracts	(223)	94	(180)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	334	14	313	Foreign exchange and derivative products
Customer commodity contracts	23	(900)	1,121	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(7)	941	(1,097)	Foreign exchange and derivative products
Residential loan commitments	(16)	(34)	(284)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	19	25	489	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(91)	(33)	(313)	Mortgage banking fees
Total	$71	$153	$112

Citizens Financial Group, Inc. | 129

NOTE 15 - EMPLOYEE BENEFIT PLANS
Pension and Other Postretirement Plans
The Company maintains a non-contributory pension plan (the “Citizens Qualified Plan”) that was closed to new hires and re-hires effective January 1, 2009, and frozen to all participants effective December 31, 2012. Benefits under the Citizens Qualified Plan are based on employees’ years of service and highest 5-year average of eligible compensation. The Citizens Qualified Plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act of 1974.
In connection with the Investors acquisition, effective June 30, 2022, the Company withdrew from a multi-employer plan and transferred the plan assets into a newly established defined benefit pension plan sponsored by the Company (the “Investors Qualified Plan”). The Investors Qualified Plan was closed to new hires and re-hires effective December 1, 2015, and future benefit accruals were frozen to all participants effective December 31, 2016.
The Citizens Qualified Plan and the Investors Qualified Plan are collectively referred to as the Company’s “Qualified Plans.”
The Company also provides an unfunded, non-qualified supplemental retirement plan which was closed and frozen effective December 31, 2012, as well as postretirement benefit plans. As part of the Investors acquisition in 2022, the Company also obtained other frozen, non-qualified supplemental retirement and postretirement benefit plans. These plans are collectively referred to as the Company’s “Non-Qualified Plans.”
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
The following table presents changes in the fair value of the Company’s Pension Plan assets, projected benefit obligation, funded status, and accumulated benefit obligation:

	Year Ended December 31,
	Qualified Plans		Non-Qualified Plans
(dollars in millions)	2024	2023	2024	2023
Fair value of plan assets as of January 1	$1,281	$1,182	$—	$—
Return on plan assets	86	169	—	—
Employer contributions	—	—	20	5
Settlements	—	—	(11)	—
Benefits and administrative expenses paid	(67)	(70)	(9)	(5)
Fair value of plan assets as of December 31	1,300	1,281	—	—
Projected benefit obligation	828	880	84	99
Pension asset (obligation)	$472	$401	($84)	($99)
Accumulated benefit obligation	$828	$880	$84	$99
Actuarial losses related to the Pension Plans recognized in AOCI at December 31, 2024 and 2023 were $403 million and $446 million, respectively.
In 2025, the Company does not plan to contribute to the Qualified Plans and expects to contribute $10 million to the Non-Qualified Plans.

Citizens Financial Group, Inc. | 130

The following table presents the components of net periodic benefit cost (income) and other changes in plan assets and benefit obligations recognized in OCI for the Company’s Pension Plans:

	Year Ended December 31,
	Qualified Plans			Non-Qualified Plans			Total
(dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$3	$4	$3	$—	$—	$—	$3	$4	$3
Interest cost	45	46	34	5	5	3	50	51	37
Expected return on plan assets	(97)	(92)	(93)	—	—	—	(97)	(92)	(93)
Amortization of actuarial loss	13	15	11	1	2	3	14	17	14
Settlement	—	—	—	3	—	—	3	—	—
Net periodic benefit cost (income)(1)	(36)	(27)	(45)	9	7	6	(27)	(20)	(39)
Net actuarial loss (gain)	(23)	(44)	71	(3)	1	(19)	(26)	(43)	52
Amortization of actuarial loss	(13)	(15)	(11)	(1)	(2)	(3)	(14)	(17)	(14)
Settlement	—	—	—	(3)	—	—	(3)	—	—
Total recognized in OCI	(36)	(59)	60	(7)	(1)	(22)	(43)	(60)	38
Total recognized in net periodic benefit cost (income) and OCI	($72)	($86)	$15	$2	$6	($16)	($70)	($80)	($1)
(1) In the Consolidated Statements of Operations, service cost is presented in salaries and employee benefits and all other components of net periodic benefit cost (income) are presented in other operating expense.
Costs under the Company’s Pension Plans are actuarially computed and include current service costs and amortization of prior service costs over the participants’ average future working lifetime. The actuarial cost method used in determining the net periodic benefit cost is the projected unit method. During 2024, lump sum payments made under a Citizens Non-Qualified Plan triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, the Company performed a remeasurement of the plan and recognized a settlement loss.
The following table presents the expected future benefit payments for the Company’s Pension Plans:

(dollars in millions)
Expected benefit payments by fiscal year ending:
December 31, 2025	$72
December 31, 2026	73
December 31, 2027	74
December 31, 2028	73
December 31, 2029	73
December 31, 2030 - 2034	352
401(k) Plan
The Company sponsors a 401(k) Plan under which employee contributions are matched by the Company dollar for dollar up to 4% after the employee completes of one year of service. In addition, substantially all employees will receive an additional 1.5% of their eligible earnings after completion of one year of service, subject to limits set by the Internal Revenue Service. Amounts expensed by the Company were $84 million in 2024 compared to $78 million in 2023 and $86 million in 2022.

Citizens Financial Group, Inc. | 131

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Balance at January 1, 2022	($161)	($156)	($348)	($665)
Other comprehensive income (loss) before reclassifications	(1,340)	(2,608)	(37)	(3,985)
Amounts reclassified to the Consolidated Statements of Operations	85	(7)	12	90
Net other comprehensive income (loss)	(1,255)	(2,615)	(25)	(3,895)
Balance at December 31, 2022	($1,416)	($2,771)	($373)	($4,560)
Other comprehensive income (loss) before reclassifications	(106)	350	28	272
Amounts reclassified to the Consolidated Statements of Operations	435	83	12	530
Net other comprehensive income (loss)	329	433	40	802
Balance at December 31, 2023	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(531)	(90)	19	(602)
Amounts reclassified to the Consolidated Statements of Operations	693	59	13	765
Net other comprehensive income (loss)	162	(31)	32	163
Balance at December 31, 2024	($925)	($2,369)	($301)	($3,595)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 17 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			December 31,
			2024			2023
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares		Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000		$296
Series C	1,000		300,000		297	300,000		297
Series D	1,000	(1)	—		—	300,000	(2)	293
Series E	1,000	(1)	450,000	(3)	437	450,000		437
Series F	1,000		400,000		395	400,000		395
Series G	1,000		300,000		296	300,000		296
Series H	1,000	(1)	400,000	(4)	392	—		—
Total			2,150,000		$2,113	2,050,000		$2,014
(1) Equivalent to $25 per depositary share.
(2) Represented by 12,000,000 depositary shares each representing a 1/40th interest in the Series D Preferred Stock.
(3) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(4) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.

Citizens Financial Group, Inc. | 132

On May 23, 2024, the Company issued $400 million, or 400,000 shares, of 7.375% fixed-rate non-cumulative perpetual Series H Preferred Stock, par value of $25.00 per share with a liquidation preference of $1,000 per share (the “Series H Preferred Stock”). As a result of this issuance, the Company received net proceeds of $392 million after underwriting fees and other expenses. The Series H Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. The Series H Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after July 6, 2029 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series H Preferred Stock without the prior approval of the FRB or other appropriate federal banking agency as required under applicable capital rules. Except in limited circumstances or otherwise required by law, holders of the Series H Preferred Stock do not have any voting rights.
On July 8, 2024, the Company redeemed all outstanding shares of the 9.205% floating rate non-cumulative perpetual Series D Preferred Stock.
The following table provides information related to the Company’s preferred stock outstanding as of December 31, 2024:

Preferred Stock(1)	Issue Date	Number of Shares Issued	Dividend Dates(2)	Annual Per Share Dividend Rate	Optional Redemption Date(3)
Series B	May 24, 2018	300,000	Semi-annually beginning January 6, 2019 until July 6, 2023	6.000% until July 6, 2023	July 6, 2023
			Quarterly beginning October 6, 2023	3 Mo. CME Term SOFR plus 3.265% beginning July 6, 2023
Series C	October 25, 2018	300,000	Quarterly beginning January 6, 2019 until April 6, 2024	6.375% until April 6, 2024	April 6, 2024
			Quarterly beginning July 6, 2024	3 Mo. CME Term SOFR plus 3.419% beginning April 6, 2024
Series E	October 28, 2019	450,000(4)	Quarterly beginning January 6, 2020	5.000%	January 6, 2025
Series F	June 4, 2020	400,000	Quarterly beginning October 6, 2020 until October 6, 2025	5.650% until October 6, 2025	October 6, 2025
			Quarterly beginning January 6, 2026	5 Yr. US Treasury rate plus 5.313% beginning October 6, 2025
Series G	June 11, 2021	300,000	Quarterly beginning October 6, 2021 until October 6, 2026	4.000% until October 6, 2026	October 6, 2026
			Quarterly beginning January 6, 2027	5 Yr. US Treasury rate plus 3.215% beginning October 6, 2026
Series H	May 23, 2024	400,000(5)	Quarterly beginning October 6, 2024	7.375%	July 6, 2029
(1) Series B and C are non-cumulative fixed-to-floating rate perpetual preferred stock, Series E and H are non-cumulative fixed-rate perpetual preferred stock, and Series F and G are non-cumulative fixed-rate reset perpetual preferred stock. Except in limited circumstances, each series of preferred stock does not have voting rights.
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
(4) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(5) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.

Citizens Financial Group, Inc. | 133

Dividends
The following table summarizes the Company’s dividend activity for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024			2023			2022
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.68	$769	$769	$1.68	$808	$808	$1.62	$779	$779
Preferred stock
Series B	$84.92	$25	$26	$74.49	$22	$25	$60.00	$18	$18
Series C	80.78	24	23	63.75	19	19	63.75	19	19
Series D	39.66	12	17	63.50	19	19	63.50	19	19
Series E	50.00	23	23	50.00	22	22	50.00	22	22
Series F	56.50	23	23	56.50	23	23	56.50	23	23
Series G	40.00	12	12	40.00	12	12	40.00	12	12
Series H	45.68	18	10	—	—	—	—	—	—
Total preferred stock		$137	$134		$117	$120		$113	$113
Treasury Stock
The purchase of the Company’s common stock is recorded at cost. Upon retirement, or if subsequently reissued, treasury stock is reduced by the cost of such stock on a first-in, first-out basis with differences recorded in additional paid-in capital or retained earnings, as applicable.
During the years ended December 31, 2024 and 2023, the Company repurchased $1.1 billion, or 28,113,278 shares, and $906 million, or 28,473,805 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 18 - SHARE-BASED COMPENSATION
The Company has share-based employee compensation plans as outlined below, pursuant to which awards are granted to employees and non-employee directors. The Company grants time-based restricted stock units and performance-based restricted stock units, which represent the right to receive shares of stock on a future date subject to applicable vesting conditions.
Amended & Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan. The Company grants select employees time-based and performance-based restricted stock units under this plan. Time-based restricted stock units generally become vested ratably over a 3-year period and performance-based restricted stock units generally become vested in a single installment at the end of a 3-year performance period, depending on the level of performance achieved during such period relative to established targets. If a dividend is paid on shares underlying the awards prior to the date such shares are distributed, those dividends will be distributed following vesting in the same form as the dividend that was paid to common stockholders generally.
Amended & Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan. The Company grants time-based restricted stock units to non-employee directors as compensation for their services under this plan. Restricted stock units granted to directors are fully vested on the grant date, with settlement of the awards deferred until a director’s cessation of service. If a dividend is paid on the shares underlying the awards prior to the date such shares are distributed, they are reinvested into additional restricted stock units.
Amended & Restated Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan. This plan provides eligible employees an opportunity to purchase CFG common stock at a 10% discount. Participants may contribute up to 10% of eligible compensation to the ESPP and may purchase up to $25,000 worth of stock in any calendar year. Offering periods under the ESPP are quarterly, with shares of CFG common stock purchased on the last day of each quarter at a 10% discount from the fair market value, defined as the closing price on the day of purchase. Prior to the date the shares are purchased, participants have no rights or privileges as a stockholder with respect to shares purchased at the end of the offering period.

Citizens Financial Group, Inc. | 134

Restricted Stock Unit Activity
The following table presents the activity related to the Company’s restricted stock units:

	Year Ended December 31,
	2024		2023		2022
	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price	Units	Weighted-Average Grant Price
Outstanding, January 1	4,573,657	$42.23	3,876,601	$43.06	3,502,956	$38.23
Granted	4,080,812	33.62	2,575,234	39.88	1,844,352	48.12
Vested & Distributed	(1,791,746)	43.12	(1,729,136)	40.84	(1,359,543)	37.47
Forfeited	(184,555)	37.56	(149,042)	42.92	(111,164)	43.36
Outstanding, December 31	6,678,168	$36.86	4,573,657	$42.23	3,876,601	$43.06
The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $77 million, $71 million, and $51 million, respectively.
There are 12,847,704 shares of common stock available for awards to be granted under the Omnibus Plan and Directors Plan. In addition, there are 7,709,853 shares available for issuance under the ESPP. Upon settlement of share-based awards, the Company generally issues new shares, but may also issue shares from treasury stock.
Compensation Expense
The Company measures compensation expense related to stock awards based upon the fair value of the awards on the grant date, with adjustments made for forfeitures as they occur. The expense is charged to earnings on a straight-line basis over the requisite service period (i.e., vesting period) of the award. Compensation expense for performance-based stock awards is adjusted upward or downward based upon the probability of achievement of performance. Awards that continue to vest after retirement are expensed over the period of time from the grant date to the final vesting date or from the grant date to the date when an employee is retirement eligible, whichever is shorter. Awards granted to employees who are retirement eligible at the grant date are generally expensed immediately.
Share-based compensation expense was $97 million, $87 million and $84 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the total unrecognized compensation expense for unvested awards granted was $105 million. This expense is expected to be recognized over a weighted-average period of approximately two years.
The Company recognized income tax benefits related to share-based compensation arrangements of $16 million for the years ended December 31, 2024 and 2023, and $19 million for the year ended December 31, 2022.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below:

	December 31,
(dollars in millions)	2024	2023
Commitments to extend credit	$93,460	$94,201
Letters of credit	1,845	1,977
Loans sold with recourse	93	96
Marketing rights	14	18
Risk participation agreements	1	3
Total	$95,413	$96,295
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

Citizens Financial Group, Inc. | 135

Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Letters of credit are generally secured, with collateral including, but not limited to, cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amount of allowances for unfunded commitments. Standby letters of credit and commercial letters of credit are issued for terms of up to two years and one year, respectively.
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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At December 31, 2024, the remaining terms on these RPAs ranged from less than one year to nine years.
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

Citizens Financial Group, Inc. | 136

NOTE 20 - FAIR VALUE MEASUREMENTS
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
Fair Value Option
The Company elected to account for residential mortgage LHFS and certain commercial LHFS at fair value. The election of the fair value option for financial assets and liabilities is optional and irrevocable. Applying fair value accounting to residential mortgage LHFS better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Certain commercial LHFS are managed by a commercial secondary loan desk that provides liquidity to banks, finance companies and institutional investors. Fair value accounting is applied to these loans since the Company holds these loans with the intent to sell them in the near-term.
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	December 31, 2024			December 31, 2023
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$633	$625	$8	$614	$593	$21
Commercial loans held for sale	192	199	(7)	62	69	(7)
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
Commercial Loans Held for Sale
The fair value of commercial LHFS is estimated using observable prices of similar loans that transact in the marketplace. External pricing services that provide fair value estimates based on quotes from various dealers transacting in the market, sector curves or benchmarking techniques are also utilized. Commercial loans managed by the commercial secondary loan desk are classified as Level 2 in the fair value hierarchy given the observable market inputs utilized to value these loans.
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

Citizens Financial Group, Inc. | 137

Interest income on commercial LHFS is calculated based on the contractual interest rate of the loan and is recorded in interest income in the Consolidated Statements of Operations.
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
The Company carries certain assets and liabilities at fair value and has elected to account for its residential mortgage LHFS and loans managed by the commercial secondary loan trading desk at fair value. Assets and liabilities carried at fair value are classified in accordance with the three-level valuation hierarchy:
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

Citizens Financial Group, Inc. | 138

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
Derivatives
The Company’s interest rate derivatives are traded in OTC markets where quoted market prices are not readily available. Fair value is determined through models that primarily use market observable inputs, such as swap rates and yield curves. These pricing models determine the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve to arrive at the fair value of each derivative instrument. The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment. Certain adjustments to the modeled price that market participants would make when pricing each instrument are also considered, including a credit valuation adjustment that reflects the credit quality of the derivative counterparty. The effect of exposure to a particular counterparty’s credit is incorporated by netting their derivative contracts with the available collateral and calculating a credit valuation adjustment on the basis of the net position with the counterparty where permitted. This adjustment requires judgment on behalf of Company management; however, the total amount of this portfolio-level adjustment is not material to the total fair value of the interest rate derivative portfolio. Therefore, interest rate derivatives are classified as Level 2 in the fair value hierarchy.
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
The fair value of TBA contracts is estimated using observable prices of similar loan pools that transact in the marketplace, as well as sector curves and benchmarking techniques. Therefore, TBA contracts are classified as Level 2 in the fair value hierarchy given the observable market inputs.
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

Citizens Financial Group, Inc. | 139

Other Liabilities
Other liabilities include short positions in commercial LHFS managed by the Company’s commercial secondary loan desk and are classified as Level 2 in the fair value hierarchy. See “Commercial Loans Held for Sale” above for more information regarding the valuation techniques utilized to value commercial LHFS.
The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at December 31, 2024:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$29,055	$—	$29,055	$—
Collateralized loan obligations	184	—	184	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	3,525	3,525	—	—
Total debt securities available for sale	32,765	3,525	29,240	—
Loans held for sale:
Residential loans held for sale	633	—	633	—
Commercial loans held for sale	192	—	192	—
Total loans held for sale, at fair value	825	—	825	—
Mortgage servicing rights	1,491	—	—	1,491
Derivative assets:
Interest rate contracts	562	—	562	—
Foreign exchange contracts	472	—	472	—
Commodities contracts	429	—	429	—
TBA contracts	10	—	10	—
Other contracts	3	—	—	3
Total derivative assets	1,476	—	1,473	3
Equity securities, at fair value(1)	162	162	—	—
Short-term investments	53	40	13	—
Total assets	$36,772	$3,727	$31,551	$1,494
Derivative liabilities:
Interest rate contracts	$910	$—	$910	$—
Foreign exchange contracts	411	—	411	—
Commodities contracts	379	—	379	—
TBA contracts	8	—	8	—
Other contracts	2	—	—	2
Total derivative liabilities	1,710	—	1,708	2
Short-term borrowed funds	—	—	—	—
Other liabilities	101	—	101	—
Total liabilities	$1,811	$—	$1,809	$2
(1) Excludes investments of $58 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $24 million at December 31, 2024, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.

Citizens Financial Group, Inc. | 140

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
Loans held for sale:
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
The following table presents a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	For the Year Ended December 31,
	2024		2023
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,552	$7	$1,530	$1
Issuances	106	60	127	64
Sales(1)	(99)	—	—	—
Settlements(2)	(176)	(41)	(166)	(24)
Changes in fair value during the period recognized in earnings(3)	108	(25)	61	(34)
Ending balance	$1,491	$1	$1,552	$7
(1) For MSRs, represents the sale of the excess servicing yield on MSRs.
(2) For MSRs, represents changes in value of the MSRs due to i) passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period. For other derivative contracts, represents the closeout of interest rate lock commitments and other cash payments.
(3) Represents changes in value primarily driven by market conditions. These changes are recorded in mortgage banking fees and other income in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 141

The following table presents quantitative information about significant unobservable inputs utilized to measure the fair of Level 3 assets and liabilities.

			As of December 31, 2024	As of December 31, 2023
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.08-16.32% CPR (6.70% CPR)	6.70-14.55% CPR (7.23% CPR)
		Option adjusted spread	398-1,058 bps (632 bps)	398-1,058 bps (630 bps)
Other derivative contracts	Internal Model	Pull through rate	5.09-99.90% (83.06%)	24.90-99.70% (80.34%)
		MSR value	23.91-171.64 bps (121.23 bps)	(8.90)-141.24 bps (88.04 bps)
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
Collateral-Dependent Loans
The carrying amount of collateral-dependent loans is compared to the appraised value of the collateral less costs to dispose, with any excess charged to the ALLL, and is classified as Level 2.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Collateral-dependent loans	($200)	($138)	($4)

The following table presents assets measured at fair value on a nonrecurring basis:

	December 31, 2024				December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$979	$—	$979	$—	$789	$—	$789	$—

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	December 31, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,599	$7,540	$—	$—	$8,187	$7,136	$412	$404
Loans held for sale	33	33	—	—	—	—	33	33
Net loans and leases	137,142	136,293	—	—	979	979	136,163	135,314
Other assets	710	710	—	—	689	689	21	21
Financial liabilities:
Deposits	174,776	174,651	—	—	174,776	174,651	—	—
Long-term borrowed funds	12,401	12,247	—	—	12,401	12,247	—	—

Citizens Financial Group, Inc. | 142

	December 31, 2023
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$9,184	$8,350	$—	$—	$8,696	$7,887	$488	$463
Loans held for sale	103	103	—	—	—	—	103	103
Net loans and leases	143,861	140,504	—	—	789	789	143,072	139,715
Other assets	869	869	—	—	851	851	18	18
Financial liabilities:
Deposits	177,342	177,096	—	—	177,342	177,096	—	—
Short-term borrowed funds	505	505	—	—	505	505	—	—
Long-term borrowed funds	13,467	13,012	—	—	13,467	13,012	—	—
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
The following tables present the components of revenue from contracts with customers disaggregated by revenue stream and business operating segment:

	Year Ended December 31, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$288	$128	$—	$1	$417
Card fees	284	54	—	24	362
Capital markets fees	—	445	—	—	445
Wealth fees(1)	294	—	—	—	294
Other banking fees	3	12	—	—	15
Total revenue from contracts with customers	$869	$639	$—	$25	$1,533
Total revenue from other sources(2)	262	269	—	112	643
Total noninterest income	$1,131	$908	$—	$137	$2,176

	Year Ended December 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$277	$131	$—	$1	$409
Card fees	244	47	—	—	291
Capital markets fees	—	293	—	—	293
Wealth fees(1)	259	—	—	—	259
Other banking fees	3	11	—	—	14
Total revenue from contracts with customers	$783	$482	$—	$1	$1,266
Total revenue from other sources(2)	284	302	—	131	717
Total noninterest income	$1,067	$784	$—	$132	$1,983

Citizens Financial Group, Inc. | 143

	Year Ended December 31, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$291	$124	$—	$3	$418
Card fees	228	43	—	—	271
Capital markets fees	—	341	—	—	341
Wealth fees(1)	249	1	—	—	250
Other banking fees	1	17	—	1	19
Total revenue from contracts with customers	$769	$526	$—	$4	$1,299
Total revenue from other sources(2)	294	319	—	97	710
Total noninterest income	$1,063	$845	$—	$101	$2,009
(1) See Note 1 for information regarding updates to the Consolidated Statements of Operations during 2024.
(2) Includes bank-owned life insurance income of $108 million, $93 million and $88 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company does not have any material contract assets, liabilities, or other receivables recorded on its Consolidated Balance Sheets related to revenues from contracts with customers as of December 31, 2024. The Company has elected to exclude disclosure of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which the Company recognized revenue at the amount to which the Company has the right to invoice for services performed.
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
Wealth Fees
Wealth fees include fees from investment management and brokerage services. Fees from investment management services are based on asset market values and are recognized over the period in which the related service is provided. Brokerage services include custody fees, commission income, trailing commissions and other investment services. Custody fees are recognized on a monthly basis and commission income is recognized on trade date. Trailing commissions, such as 12b-1 fees, insurance renewal income, and income based on asset or investment levels in future periods are recognized when the asset balance is known, or the renewal occurs and the income is no longer constrained. For the years ended December 31, 2024, 2023 and 2022, the Company recognized trailing commissions of $16 million, $15 million and $15 million, respectively, related to ongoing commissions from previous investment sales. Fees from other investment services are recognized upon completion of the service.

Citizens Financial Group, Inc. | 144

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
Mortgage Banking Fees
Mortgage banking fees primarily include gains, or losses, on the sale of residential mortgages originated with the intent to sell and servicing fees on mortgages serviced by the Company. Mortgage banking fees also include valuation adjustments for mortgage LHFS that are measured at the lower of cost or fair value, as well as mortgage loans originated with the intent to sell that are measured at fair value under the fair value option. Changes in the value of MSRs are reported in mortgage banking fees. For a further discussion of MSRs, see Note 8.
Other Income
Bank-owned life insurance is stated at its cash surrender value. The Company is the beneficiary of life insurance policies on current and former officers of the Company. Net changes in the carrying amount of the cash surrender value are an adjustment of premiums paid in determining the expense or income recognized under the life insurance policy for the period.
NOTE 22 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Marketing	$170	$187	$166
Deposit insurance(1)	193	390	96
Other	359	396	323
Other operating expense	$722	$973	$585
(1) Includes an industry-wide FDIC special assessment of $31 million and $225 million for the years ended December 31, 2024 and 2023, respectively.
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
The Company assesses the probability that positions taken, or expected to be taken, in its income tax returns will be sustained by taxing authorities. A “more likely than not” (i.e., more than 50 percent) recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained are reflected in the Company’s Consolidated Financial Statements.

Citizens Financial Group, Inc. | 145

The following table presents total income tax expense:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Income tax expense	$379	$422	$582
Tax effect of changes in OCI	62	289	(1,319)
Total comprehensive income tax expense (benefit)	$441	$711	($737)
The following table presents the components of income tax expense:

(dollars in millions)	Current	Deferred	Total
Year Ended December 31, 2024
U.S. federal	$447	($127)	$320
State and local	109	(50)	59
Total	$556	($177)	$379
Year Ended December 31, 2023
U.S. federal	$497	($135)	$362
State and local	167	(107)	60
Total	$664	($242)	$422
Year Ended December 31, 2022
U.S. federal	$355	$88	$443
State and local	170	(31)	139
Total	$525	$57	$582
The following table presents a reconciliation between the U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2024		2023		2022
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal income tax expense and tax rate	$396	21.0%	$426	21.0%	$558	21.0%
Increase (decrease) resulting from:
State and local income taxes (net of federal benefit)	46	2.5	58	2.9	133	5.0
Bank-owned life insurance	(22)	(1.2)	(20)	(1.0)	(19)	(0.7)
Tax-exempt interest	(12)	(0.7)	(12)	(0.6)	(8)	(0.3)
Tax advantaged investments (including related credits)	(82)	(4.4)	(77)	(3.8)	(102)	(3.8)
Other tax credits	(2)	(0.1)	(3)	(0.1)	(9)	(0.3)
Adjustments for uncertain tax positions	—	—	5	0.2	1	—
Non-deductible FDIC insurance premiums	34	1.8	35	1.7	20	0.7
Legacy tax matters	—	—	—	—	3	0.1
Other	21	1.2	10	0.5	5	0.2
Total income tax expense and effective tax rate	$379	20.1%	$422	20.8%	$582	21.9%

Citizens Financial Group, Inc. | 146

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
(dollars in millions)	2024	2023
Deferred tax assets:
Other comprehensive income	$1,242	$1,291
Allowance for credit losses	552	555
Federal and state net operating and capital loss carryforwards	69	79
Accrued expenses	1,198	1,152
Investment and other tax credit carryforwards	214	130
Partnerships	4	—
Other	10	9
Total deferred tax assets	3,289	3,216
Valuation allowance	(120)	(137)
Deferred tax assets, net of valuation allowance	3,169	3,079
Deferred tax liabilities:
Leasing transactions	208	297
Amortization of intangibles	425	421
Depreciation	570	532
Pension and other employee compensation plans	146	130
Partnerships	—	12
Deferred Income	24	3
MSRs	243	252
Total deferred tax liabilities	1,616	1,647
Net deferred tax asset (liability)	$1,553	$1,432
Deferred tax assets are recognized for net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards. Valuation allowances are recorded, as necessary, to reduce deferred tax assets to the amount that management concludes is more likely than not to be realized.
At December 31, 2024, the Company had federal and state tax net operating loss carryforwards of $581 million, capital loss carryforwards of $132 million and federal and state tax credit carryforwards of $212 million. The majority of the federal and state tax net operating loss carryforwards, if not utilized, will expire in varying amounts through 2043, while the capital loss and tax credit carryforwards expire in varying amounts through 2027 and 2044, respectively. Limitations on the ability to realize these carryforwards are reflected in the associated valuation allowance. At December 31, 2024, the Company had a valuation allowance of $120 million against various deferred tax assets related to federal and state net operating losses, capital losses and state tax credits, as the Company’s current assessment is that it is more likely than not that a portion of the deferred tax assets related to these items will not be realized.
Effective with the fiscal year ended September 30, 1997, the reserve method for bad debts was no longer permitted for tax purposes. The repeal of the reserve method required the recapture of the reserve balance in excess of certain base year reserve amounts attributable to years ended prior to 1988. At December 31, 2024, the Company’s base year loan loss reserves attributable to years ended prior to 1988, for which no deferred income taxes have been provided, was $557 million. This base year reserve may become taxable if certain distributions are made with respect to the stock of the Company or if CBNA ceases to qualify as a bank for tax purposes. No actions are planned that would cause any portion of this reserve to become taxable.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company is no longer subject to U.S. federal tax examinations by major tax authorities for years before 2021 and, with few exceptions, before 2020 for state and local jurisdictions.

Citizens Financial Group, Inc. | 147

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31,
(dollars in millions)	2024	2023	2022
Balance at the beginning of the year	$7	$6	$7
Gross increase for tax positions related to current year	1	1	—
Gross increase for tax positions related to prior years	1	1	—
Decrease for tax positions as a result of the lapse of the statutes of limitations	(1)	—	—
Decrease for tax positions related to settlements with taxing authorities	(3)	(1)	(1)
Balance at end of year	$5	$7	$6
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
Interest and penalties related to unrecognized tax benefits are reported in income tax expense in the Consolidated Statements of Operations. The Company’s liability for accrued interest and penalties related to unrecognized tax benefits was $1 million and $4 million as of December 31, 2024 and 2023, respectively. In addition, the income tax expense (benefit) recognized for interest and penalties related to unrecognized tax benefits was $(1) million and $3 million for the years ended December 31, 2024 and 2023, respectively, and was immaterial for the year ended December 31, 2022.
NOTE 24 - EARNINGS PER SHARE
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders represents net income less preferred stock dividends and issuance costs associated with preferred stock redeemed. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, inclusive of potential dilutive shares such as share-based payment awards and warrants using the treasury stock method.

	Year Ended December 31,
(dollars in millions, except per share data)	2024	2023	2022
Numerator (basic and diluted):
Net income	$1,509	$1,608	$2,073
Less: Preferred stock dividends	137	117	113
Net income available to common stockholders	$1,372	$1,491	$1,960
Denominator:
Weighted-average common shares outstanding - basic	450,678,038	475,089,384	475,959,815
Dilutive common shares: share-based awards	2,832,207	1,603,764	1,843,327
Weighted-average common shares outstanding - diluted	453,510,245	476,693,148	477,803,142
Earnings per common share:
Basic	$3.05	$3.14	$4.12
Diluted(1)	3.03	3.13	4.10
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 330,950, 2,210,857 and 949,606 for the years ended December 31, 2024, 2023 and 2022, respectively.

Citizens Financial Group, Inc. | 148

NOTE 25 - REGULATORY MATTERS
As a BHC and FHC, the Company is subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC.
Under the current U.S. Basel III capital framework, the Company and CBNA must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a BHC, the Company’s SCB of 4.5% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA. The Company’s SCB is re-calibrated with each biennial supervisory stress test and updated annually to reflect the Company’s planned common stock dividends. In addition, the Company must not be subject to a written agreement, order or capital directive with any of its regulators. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Company’s Consolidated Financial Statements.
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

	Actual		Required Minimum Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio(1)
As of December 31, 2024
CET1 capital
CFG	$17,900	10.8%	$14,913	9.0%
CBNA	20,250	12.3	11,549	7.0
Tier 1 capital
CFG	20,013	12.1	17,398	10.5
CBNA	20,250	12.3	14,024	8.5
Total capital
CFG	23,232	14.0	20,712	12.5
CBNA	23,362	14.2	17,324	10.5
Tier 1 leverage
CFG	20,013	9.4	8,502	4.0
CBNA	20,250	9.6	8,474	4.0
As of December 31, 2023
CET1 capital
CFG	$18,358	10.6%	$14,671	8.5%
CBNA	19,411	11.3	12,047	7.0
Tier 1 capital
CFG	20,372	11.8	17,260	10.0
CBNA	19,411	11.3	14,628	8.5
Total capital
CFG	23,608	13.7	20,712	12.0
CBNA	22,453	13.0	18,070	10.5
Tier 1 leverage
CFG	20,372	9.3	8,784	4.0
CBNA	19,411	8.9	8,759	4.0
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.

Citizens Financial Group, Inc. | 149

The Company’s capital distributions are subject to the oversight of the FRB. Under the FRB’s SCB framework, failure to maintain risk-based capital ratios above the respective minimum requirements, including the SCB, would result in graduated restrictions on the Company’s ability to make certain discretionary bonus payments and capital distributions, including common stock dividends and share repurchases. The timing and amount of future dividends and share repurchases will depend on various factors, including the Company’s capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations. All future capital distributions are subject to consideration and approval by the Board of Directors prior to execution. See Note 17 for more information regarding the Company’s common stock repurchases and dividends.
Dividends payable by CBNA, as a national bank subsidiary, are limited to the lesser of the amount calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared during any calendar year exceeds the sum of current year net income and retained net income of the two preceding years, less any required transfers to surplus, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally accumulated net profits that have not been paid out as dividends or transferred to surplus). Federal banking regulatory agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends out of current operating earnings only.
NOTE 26 - BUSINESS OPERATING SEGMENTS
The Company is managed by its CODM, the Chief Executive Officer, on a segment basis. The Company’s three reportable business operating segments are Consumer Banking, Commercial Banking, and Non-Core. The business operating segments are determined based on the products and services provided, or the type of customer served. Each business operating segment has a segment head that reports directly to the Chief Executive Officer, who has final authority over resource allocation decisions and performance assessment. The business operating segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
The CODM utilizes segment pretax profit or loss as the primary measure to allocate resources to the Company’s business operating segments during the annual budgeting and forecasting process. This measure is also used to assess the performance of each segment, with a focus on monitoring net interest income, noninterest income, and noninterest expense. To ensure effective oversight, the CODM participates in monthly business review meetings, where budget-to-actual variances for pretax profit or loss and its components are analyzed. These evaluations inform the CODM’s decisions regarding the allocation of capital and resources across the business operating segments, ensuring alignment with the Company’s strategic objectives.
Developing and applying methodologies used to allocate items among the business operating segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or organizational structure changes occur.
Reportable Segments
Segment results are determined based upon the Company’s organizational and management structure, with balance sheet and statement of operations items assigned to each of the business operating segments. The results are not necessarily comparable with similar information reported by other financial institutions. A description of each reportable business operating segment is presented below:
Consumer Banking
The Consumer Banking segment serves consumer customers and small businesses, offering traditional banking products and services including deposits, mortgage and home equity lending, credit cards, small business loans, education loans, point-of-sale finance loans, and wealth management and investment services. Citizens Private Bank integrates wealth management and banking services to serve high- and ultra-high-net-worth individuals and families, as well as businesses.
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

Citizens Financial Group, Inc. | 150

Commercial Banking
The Commercial Banking segment primarily serves companies and institutions and strives to be a trusted advisor to its clients and preferred provider for their banking needs. A broad complement of financial products and solutions are offered, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as syndicated loans, corporate finance, mergers and acquisitions, and debt and equity capital markets capabilities.
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
Non-Core
The Non-Core segment includes the Company’s indirect auto and certain purchased consumer loan portfolios that the Company discontinued the origination of in 2023 as part of its balance sheet optimization strategy. These portfolios were transferred from the Consumer Banking segment into this segment during 2023.
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

Citizens Financial Group, Inc. | 151

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

	Year Ended December 31, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$4,565	$1,950	($117)	($765)	$5,633
Noninterest income	1,131	908	—	137	2,176
Total revenue	5,696	2,858	(117)	(628)	7,809
Direct expenses(1)(2)	2,325	835	4	2,070	5,234
Indirect expenses(3)	1,353	406	94	(1,853)	—
Noninterest expense	3,678	1,241	98	217	5,234
Profit (loss) before provision (benefit) for credit losses	2,018	1,617	(215)	(845)	2,575
Provision (benefit) for credit losses	331	353	61	(58)	687
Income (loss) before income tax expense (benefit)	1,687	1,264	(276)	(787)	1,888
Income tax expense (benefit)	434	291	(70)	(276)	379
Net income (loss)	$1,253	$973	($206)	($511)	$1,509
Total average assets	$75,037	$68,478	$8,942	$66,567	$219,024
(1) Represents operating expenses incurred by the business operating segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $113 million, $26 million and $312 million, respectively, for the Consumer Banking, Commercial Banking and Other business operating segments.
(3) Represents allocated corporate overhead from support functions such as finance, risk, human resources, and information technology.

	Year Ended December 31, 2023
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$4,187	$2,292	($129)	($109)	$6,241
Noninterest income	1,067	784	—	132	1,983
Total revenue	5,254	3,076	(129)	23	8,224
Direct expenses(1)(2)	2,244	857	13	2,393	5,507
Indirect expenses(3)	1,298	438	110	(1,846)	—
Noninterest expense	3,542	1,295	123	547	5,507
Profit (loss) before provision (benefit) for credit losses	1,712	1,781	(252)	(524)	2,717
Provision (benefit) for credit losses	280	250	78	79	687
Income (loss) before income tax expense (benefit)	1,432	1,531	(330)	(603)	2,030
Income tax expense (benefit)	373	378	(86)	(243)	422
Net income (loss)	$1,059	$1,153	($244)	($360)	$1,608
Total average assets	$72,693	$76,028	$13,745	$59,755	$222,221
(1) Represents operating expenses incurred by the business operating segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $106 million, $30 million and $291 million, respectively, for the Consumer Banking, Commercial Banking and Other business operating segments.
(3) Represents allocated corporate overhead from support functions such as finance, risk, human resources, and information technology.

Citizens Financial Group, Inc. | 152

	Year Ended December 31, 2022
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,649	$2,103	$378	($118)	$6,012
Noninterest income	1,063	845	—	101	2,009
Total revenue	4,712	2,948	378	(17)	8,021
Direct expenses(1)(2)	2,103	820	23	1,946	4,892
Indirect expenses(3)	1,152	403	113	(1,668)	—
Noninterest expense	3,255	1,223	136	278	4,892
Profit (loss) before provision (benefit) for credit losses	1,457	1,725	242	(295)	3,129
Provision (benefit) for credit losses	174	46	52	202	474
Income (loss) before income tax expense (benefit)	1,283	1,679	190	(497)	2,655
Income tax expense (benefit)	328	375	48	(169)	582
Net income (loss)	$955	$1,304	$142	($328)	$2,073
Total average assets	$68,027	$74,919	$18,121	$53,994	$215,061
(1) Represents operating expenses incurred by the business operating segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $97 million, $27 million and $274 million, respectively, for the Consumer Banking, Commercial Banking and Other business operating segments.
(3) Represents allocated corporate overhead from support functions such as finance, risk, human resources, and information technology.
NOTE 27 - PARENT COMPANY FINANCIALS
Condensed Balance Sheets

(dollars in millions)	December 31, 2024	December 31, 2023
ASSETS:
Cash and due from banks	$2,658	$2,864
Loans and advances to:
Bank subsidiary	3,326	1,152
Nonbank subsidiaries	150	154
Investments in subsidiaries:
Bank subsidiary	24,389	23,289
Nonbank subsidiaries	334	291
Other assets	237	194
Total assets	$31,094	$27,944
LIABILITIES:
Long-term borrowed funds	$6,480	$3,344
Other liabilities	360	258
Total liabilities	6,840	3,602
Total stockholders’ equity	24,254	24,342
Total liabilities and stockholders’ equity	$31,094	$27,944

Citizens Financial Group, Inc. | 153

Condensed Statements of Operations

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
OPERATING INCOME:
Income from bank subsidiaries, excluding equity in undistributed income:
Dividends	$625	$2,875	$450
Interest	139	43	39
Management and service fees	67	69	69
Income from nonbank subsidiaries, excluding equity in undistributed income:
Dividends	—	—	43
Interest	9	8	3
All other operating income	1	1	1
Total operating income	841	2,996	605
OPERATING EXPENSE:
Salaries and employee benefits	36	39	43
Interest expense	263	129	125
All other expenses	32	31	28
Total operating expense	331	199	196
Income (loss) before taxes and undistributed income	510	2,797	409
Income tax expense (benefit)	(24)	(13)	(13)
Income before undistributed income of subsidiaries	534	2,810	422
Equity in undistributed income (losses) of subsidiaries:
Bank	939	(1,163)	1,724
Nonbank	36	(39)	(73)
Net income	$1,509	$1,608	$2,073
Total other comprehensive income (loss), net of income taxes(1)	163	802	(3,895)
Total comprehensive income (loss)	$1,672	$2,410	($1,822)
(1) See Consolidated Statements of Comprehensive Income for comprehensive income (loss) detail.
In accordance with federal and state banking regulations, dividends paid by CBNA to the Company are subject to certain limitations. See Note 25 for more information. Also, see Note 17 for more information regarding the Company’s common and preferred stock dividends.

Citizens Financial Group, Inc. | 154

Condensed Cash Flow Statements

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,509	$1,608	$2,073
Adjustments to reconcile net income to net change due to operating activities:
Deferred income tax expense (benefit)	(10)	(4)	(11)
Equity in undistributed (income) losses of subsidiaries	(975)	1,202	(1,651)
Other, net	108	96	92
Net increase (decrease) in other liabilities	92	(17)	(7)
Net (increase) decrease in other assets	(84)	17	(44)
Net change due to operating activities	640	2,902	452
INVESTING ACTIVITIES
Investments in and advances to subsidiaries	(2,249)	(76)	(156)
Repayment of investments in and advances to subsidiaries	120	30	121
Acquisitions, net of cash acquired	—	—	(23)
Other investing, net	2	—	(1)
Net change due to investing activities	(2,127)	(46)	(59)
FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowed funds	3,231	—	414
Repayments of long-term borrowed funds	(107)	—	(182)
Treasury stock purchased	(1,050)	(906)	(153)
Net proceeds from issuance of preferred stock	392	—	—
Redemption of preferred stock	(300)	—	—
Dividends paid to common stockholders	(769)	(808)	(779)
Dividends paid to preferred stockholders	(134)	(120)	(113)
Other financing, net	18	21	(25)
Net change due to financing activities	1,281	(1,813)	(838)
Net change in cash and due from banks	(206)	1,043	(445)
Cash and due from banks at beginning of year	2,864	1,821	2,266
Cash and due from banks at end of year	$2,658	$2,864	$1,821
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

Citizens Financial Group, Inc. | 155

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

In Part III of this Report we refer to relevant sections of our 2025 Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2024 fiscal year. Portions of our 2025 Proxy Statement, including the sections we refer to in this Report, are incorporated by reference into this Report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is presented under the captions “Corporate Governance Matters” — “Director Nominees” and “Executive Officers”, “Board Structure and Board Oversight Responsibilities” — “Corporate Governance Guidelines”, “Committees of the Board”, and “Code of Business Conduct and Ethics”, “Compensation Matters — Compensation Governance” — “Insider Trading Policies and Procedures”, and “Other Items” — “Delinquent Section 16(a) Reports” of our 2025 Proxy Statement, which is incorporated by reference into this item.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is presented under the captions “Compensation Matters” — “Compensation Discussion and Analysis”, “Compensation and HR Committee Interlocks and Insider Participation”, “Compensation and HR Committee Report”, “Executive Compensation Tables”, “Termination of Employment and Change of Control”, “Role of Risk Management in Compensation”, and “Dodd Frank Compensation Disclosure” — “CEO Pay Ratio” and “Pay Versus Performance”, and “Corporate Governance Matters” - “Director Compensation” of our 2025 Proxy Statement, which is incorporated by reference into this item.

Citizens Financial Group, Inc. | 156

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is presented under the caption “Other Items” - “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement, which is incorporated by reference into this item.
Information regarding our compensation plans under which CFG equity securities are authorized for issuance is included in the table below, with additional information regarding these plans included in Note 18 in Item 8.
Equity Compensation Plan Information
At December 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(3)	Weighted-average exercise price of outstanding options, warrants and rights ($)(4)	Number of securities remaining available (excluding securities reflected in first column) (#)(5)
Equity compensation plans approved by security holders	6,678,168	—	20,557,557
Equity compensation plans not approved by security holders	—	—	—
Total(1)(2)	6,678,168	—	20,557,557
(1) Excludes securities subject to the Investors Bancorp, Inc. 2006 Equity Incentive Plan and the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“Investors Plans”). Although equity-based awards granted under the Investors Plans were converted into CFG awards and assumed in connection with the Investors acquisition in 2022, CFG does not intend to grant any awards under the Investors Plans. As of December 31, 2024, 40,574 stock options with a weighted-average exercise price of $38.33 and 7,726 restricted shares were outstanding under the Investors Plans.
(2) Excludes securities subject to the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Plan”). Although equity-based awards granted under the JMP Plan were converted into CFG awards and assumed in connection with the JMP acquisition in 2021, CFG does not intend to grant any awards under the JMP Plan. As of December 31, 2024, 106,451 stock options with a weighted-average exercise price of $19.45 were outstanding under the JMP Plan.
(3) Represents the number of shares of common stock associated with outstanding time-based and performance-based restricted stock units.
(4)    Other than the stock options assumed in connection with the JMP and Investors acquisitions, CFG had no outstanding stock options.
(5) Represents the number of shares remaining available for future issuance under the Amended & Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (12,159,746 shares), the Amended & Restated Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (7,709,853 shares), and the Amended & Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (687,958 shares).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the captions “Corporate Governance Matters” — “Director Nominees” - “Director Independence” and “Related Person Transactions” of our 2025 Proxy Statement, which is incorporated by reference into this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is presented under the captions “Audit Matters” — “Pre-approval of Independent Auditor Services” and “Independent Registered Public Accounting Firm Fees” of our 2025 Proxy Statement, which is incorporated by reference into this item.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following report of our independent registered public accounting firm and the consolidated financial statements of Citizens Financial Group, Inc. are included in Item 8 of this Form 10-K:

•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements;
•Consolidated Balance Sheets as of December 31, 2024 and 2023;
•Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022; and
•Notes to Consolidated Financial Statements.

Citizens Financial Group, Inc. | 157

(a)(2) Financial Statement Schedules

All required financial statement schedules for the Registrant are included in the audited Consolidated Financial Statements or related footnotes in Item 8.

(a)(3) Exhibits

3.1 Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective July 8, 2024 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed July 9, 2024)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

4.1 Senior Debt Indenture between the Company and The Bank of New York Mellon dated as of October 28, 2015 (incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed October 29, 2015)

4.2 Subordinated Indenture between the Company and The Bank of New York Mellon dated as of September 28, 2012 (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1, filed July 28, 2015)

4.3 Form of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 24, 2018)

4.4 Form of Deposit Agreement, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form 8-A, filed October 25, 2019)

4.5 Form of Depositary Receipt (incorporated herein by reference as Exhibit A to Exhibit 4.2 of the Current Report on Form 8-K, filed January 29, 2019)

4.6 Description of the Securities Registered Pursuant to Section 12 of the Securities Act of 1934*

4.7 Agreement to furnish to the SEC upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries*

10.1 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed November 14, 2014)†

10.2 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.3 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan as of June 20, 2019 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 6, 2019)†

10.4 Amended and Restated Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan, amended and restated effective as of April 25, 2024 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 6, 2024)†

10.5 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Restricted Stock Unit Award Agreement†*

Citizens Financial Group, Inc. | 158

10.6 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.7 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement†*

10.8 Citizens Financial Group, Inc. 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement for Bruce Van Saun Relating to Annual Awards (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, Filed February 24, 2017)†

10.9 Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.10 Amended and Restated Citizens Financial Group, Inc. 2014 Employee Stock Purchase Plan, amended and restated as of July 1, 2024 (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 6, 2024)†

10.11 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 25, 2019 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2019)†

10.12 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 22, 2021 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 3, 2021)†

10.13 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 28, 2022 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 3, 2022)†

10.14 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 27, 2023 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 8, 2023)†

10.15 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective April 25, 2024 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 6, 2024)†

10.16 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed September 26, 2014)†

10.17 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan as of June 23, 2016 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 5, 2016)†

10.18 Amended and Restated Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan, amended and restated effective April 25, 2024 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 6, 2024)†

10.19 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 26, 2016)†

10.20 Citizens Financial Group, Inc. 2014 Non-Employee Directors Compensation Plan Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

Citizens Financial Group, Inc. | 159

10.21 Amended and Restated Deferred Compensation Plan for Directors of Citizens Financial Group, Inc., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.19 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.22 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of Amendment No. 3 to Registration Statement on Form S-1, filed September 8, 2014)†

10.23 Amended and Restated CFG Voluntary Executive Deferred Compensation Plan, effective January 1, 2009 and amended and restated on September 1, 2014 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed March 3, 2015)†

10.24 First Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 1, 2019 (incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.25 Second Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated December 9, 2019 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 24, 2020)†

10.26 Third Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated March 4, 2020 (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 23, 2021)†

10.27 Fourth Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated January 1, 2022 (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 23, 2022)†

10.28 Fifth Amendment to the CFG Voluntary Executive Deferred Compensation Plan dated January 1, 2024 (incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 16, 2024)†

10.29 Amended and Restated Citizens Financial Group, Inc. Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.20 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.30 Citizens Financial Group, Inc. Form of Deferred Cash Agreement (incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 16, 2024)†

10.31 Citizens Financial Group, Inc. Executive Severance Practice (incorporated herein by reference to Exhibit 10.21 of Amendment No. 2 to Registration Statement on Form S-1, filed August 15, 2014)†

10.32 Amended and Restated Executive Employment Agreement, dated May 5, 2016, between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2016)†

10.33 Addendum to Amended and Restated Executive Employment Agreement, dated as of June 25, 2021 between the Registrant and Bruce Van Saun (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 3, 2021)†

10.34 Executive Employment Agreement, dated March 23, 2015, between the Registrant and Donald H. McCree III and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.35 Executive Employment Agreement, dated September 6, 2014, between the Registrant and Malcolm Griggs and subsequent addendum dated August 14, 2017 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed February 21, 2019)†

Citizens Financial Group, Inc. | 160

10.36 Executive Employment Agreement, dated December 13, 2016, between the Registrant and John F. Woods and subsequent addendum dated August 2, 2017 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed August 3, 2017)†

10.37 Amended and Restated Executive Employment Agreement, dated December 20, 2021, between the Registrant and Brendan Coughlin (incorporated herein by reference to Exhibit 10.32 of the Annual Report on Form 10-K, filed February 23, 2022)†

10.38 Executive Employment Agreement, dated September 5, 2013, between the Registrant and Elizabeth Johnson and subsequent addendums dated July 15, 2014 and August 28, 2017†*

10.39 Form of Restricted Cash Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 6, 2024)†

10.40 Form of Executive Letter Agreement for Stock Ownership Guidelines (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 6, 2024)†

19.1 Insider Trading Policy*

21.1 Subsidiaries of Registrant*

23.1 Consent of Independent Registered Public Accounting Firm*

24.1 Power of Attorney (contained herein on signature pages)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1 Citizens Financial Group, Inc. Clawback Policy, effective December 1, 2023 (incorporated herein by reference to Exhibit 97.1 of the Annual Report on Form 10-K, filed February 16, 2024)

101    The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104     Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Citizens Financial Group, Inc. | 161

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2025.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Bruce Van Saun
Name: Bruce Van Saun
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Citizens Financial Group, Inc. | 162

SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer of Citizens Financial Group, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Bruce Van Saun, John F. Woods, Robin S. Elkowitz, and Christopher J. Schnirel, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company's fiscal year ended December 31, 2024 on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Van Saun
Bruce Van Saun	Chairman of the Board and Chief Executive Officer	February 13, 2025
(Principal Executive Officer and Director)
/s/ John F. Woods
John F. Woods	Vice Chair and Chief Financial Officer	February 13, 2025
(Principal Financial Officer)
/s/ Christopher J. Schnirel
Christopher J. Schnirel	Executive Vice President, Chief Accounting Officer and Controller	February 13, 2025
(Principal Accounting Officer)

/s/ Lee Alexander
Lee Alexander	Director	February 13, 2025

/s/ Tracy A. Atkinson
Tracy A. Atkinson	Director	February 13, 2025

/s/ Christine M. Cumming
Christine M. Cumming	Director	February 13, 2025

/s/ Kevin Cummings
Kevin Cummings	Director	February 13, 2025

/s/ William P. Hankowsky
William P. Hankowsky	Director	February 13, 2025

/s/ Edward J. Kelly III
Edward J. Kelly III	Director	February 13, 2025

/s/ Robert G. Leary
Robert G. Leary	Director	February 13, 2025

/s/ Terrance J. Lillis
Terrance J. Lillis	Director	February 13, 2025

/s/ Michele N. Siekerka
Michele N. Siekerka	Director	February 13, 2025

/s/ Christopher J. Swift
Christopher J. Swift	Director	February 13, 2025

/s/ Wendy A. Watson
Wendy A. Watson	Director	February 13, 2025

/s/ Marita Zuraitis
Marita Zuraitis	Director	February 13, 2025

Citizens Financial Group, Inc. | 163