Form 10-Q
period 2025-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2025-05-01
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 433,649,118 shares of the registrant’s common stock ($0.01 par value) outstanding on April 25, 2025.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
Efficiency Ratio	Noninterest expense divided by total revenue, inclusive of net interest income and noninterest income
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
LHFS	Loans Held for Sale
LIHTC	Low Income Housing Tax Credit
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Citizens Financial Group, Inc. | 3

Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSRs	Mortgage Servicing Rights
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBAs	To-Be-Announced Mortgage Securities
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entity
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
Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•Negative economic, business and political conditions, including as a result of the interest rate environment, supply chain disruptions, tariffs, inflationary pressures and labor shortages, that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits;
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
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2024 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $220.1 billion in assets as of March 31, 2025. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,100 ATMs and approximately 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2024 Form 10-K.
EXECUTIVE SUMMARY
This summary highlights select financial information of the Company for the three months ended March 31, 2025, as well as information regarding certain significant events and transactions occurring during this period. This summary should be read in conjunction with this entire document for a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates. Each of these items, taken individually or collectively, could have an impact on the Company’s financial condition, results of operations and cash flows. For additional information regarding our financial performance and condition, see “Results of Operations” and “Analysis of Financial Condition.”
Key Financial Highlights
•Net income of $373 million increased $39 million for the three months ended March 31, 2025, with earnings per diluted common share up $0.12 to $0.77 compared to the same period in 2024.
•Net income available to common stockholders of $340 million increased $36 million for the three months ended March 31, 2025, compared to the same period in 2024.
•Total revenue of $1.9 billion decreased $24 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by a decrease of 4% in net interest income.
•The efficiency ratio of 67.91% for the three months ended March 31, 2025, compared to 69.33% for the same period in 2024.
•ROTCE of 9.64% for the three months ended March 31, 2025, compared to 8.86% for the same period in 2024.
•Tangible book value per common share of $33.97 increased 5% from December 31, 2024.
See “Non-GAAP Financial Measures” for more information regarding the ROTCE and tangible book value per common share non-GAAP financial measures presented herein.
Citizens Financial Group, Inc. | 7

Sale of Education Loans
During the first quarter of 2025, we entered into an agreement to sell $1.9 billion of Non-Core education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a charge-off of $25 million was recognized, which was covered by existing reserves. This transaction will settle ratably each quarter throughout 2025, with $200 million settled during the first quarter, and is expected to be accretive to net interest margin, EPS, and ROTCE.
Senior Notes Offering
On March 5, 2025, the Parent Company issued $750 million of fixed/floating-rate senior notes that mature on March 5, 2031. The senior notes bear interest at a rate of 5.253% per annum until March 4, 2030, and at SOFR plus 1.259% from March 5, 2030 until maturity. See Note 7 for additional information regarding the Company’s borrowed funds.
Share Repurchases
During the three months ended March 31, 2025, the Parent Company repurchased $200 million of its outstanding common stock. See Note 10 and Item 2 for additional information on share repurchase activity.
Other Developments
On March 27, 2025, the SEC voted to end its defense of several court challenges of its climate disclosure rule. The rule requires companies to disclose certain climate-related matters, including risks, activities to mitigate or adapt to such risks, governance, financial effects of severe weather events, and audited measurements of certain greenhouse gas emissions. The SEC paused implementation of the rule last year while federal courts considered various legal challenges brought by states, businesses and business groups, which were consolidated in the U.S. Court of Appeals for the Eighth Circuit. With the SEC withdrawing from the lawsuit, litigation is expected to continue with the court ultimately deciding whether the rule will remain in effect as adopted. The rule remains stayed until the litigation is resolved. For additional information regarding the SEC’s climate-related rule and other climate-related laws and regulations that we may be subject to, see “Regulation and Supervision” in our 2024 Form 10-K.
On March 28, 2025, the FDIC, FRB and OCC announced their intention to issue a proposal to both rescind the Community Reinvestment Act (“CRA”) final rule issued in October 2023 and reinstate the CRA framework that existed prior to this final rule. In their announcement, the three banking agencies stated that they will continue to work together to promote a consistent regulatory approach on their implementation of the CRA. For additional information regarding the CRA including its existing framework and the primary provisions of the October 2023 final rule, see “Regulation and Supervision” in our 2024 Form 10-K.
We will continue to monitor these regulatory developments and the ultimate outcome of the SEC’s climate disclosure rule and the CRA framework imposed by the banking agencies.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. Factors that influence our net interest income include, but are not limited to, the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to the “Market Risk” and “Risk Governance” sections of our 2024 Form 10-K.
Citizens Financial Group, Inc. | 8

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

Table 1: Major Components of Net Interest Income
	Three Months Ended March 31,
	2025			2024			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$8,092	$89	4.42%	$10,268	$140	5.39%	($2,176)	(97) bps
Taxable investment securities	46,068	418	3.63	43,904	399	3.63	2,164	—
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	46,069	418	3.63	43,905	399	3.63	2,164	—
Commercial and industrial	43,599	515	4.72	44,577	635	5.64	(978)	(92)
Commercial real estate	27,013	387	5.74	29,265	468	6.32	(2,252)	(58)
Total commercial	70,612	902	5.11	73,842	1,103	5.91	(3,230)	(80)
Residential mortgages	32,872	318	3.86	31,384	283	3.60	1,488	26
Home equity	16,647	293	7.13	15,080	298	7.94	1,567	(81)
Automobile	4,394	47	4.38	7,758	82	4.25	(3,364)	13
Education	10,690	148	5.61	11,816	156	5.31	(1,126)	30
Other retail	4,495	121	10.91	4,942	129	10.54	(447)	37
Total retail	69,098	927	5.41	70,980	948	5.36	(1,882)	5
Total loans and leases	139,710	1,829	5.26	144,822	2,051	5.64	(5,112)	(38)
Loans held for sale	1,187	16	5.34	1,073	20	7.27	114	(193)
Interest-earning assets	195,058	2,352	4.84	200,068	2,610	5.20	(5,010)	(36)
Noninterest-earning assets	21,251			20,702			549
Total assets	$216,309			$220,770			($4,461)
Liabilities and Stockholders’ Equity
Checking with interest	$32,693	$110	1.36%	$32,302	$109	1.35%	$391	1
Money market	54,432	357	2.66	52,926	445	3.38	1,506	(72)
Savings	25,760	89	1.39	27,745	121	1.76	(1,985)	(37)
Time	23,277	239	4.17	26,447	312	4.74	(3,170)	(57)
Total interest-bearing deposits	136,162	795	2.37	139,420	987	2.85	(3,258)	(48)
Short-term borrowed funds	675	8	4.53	498	7	5.53	177	(100)
Long-term borrowed funds	12,657	158	5.01	13,664	174	5.08	(1,007)	(7)
Total borrowed funds	13,332	166	4.99	14,162	181	5.09	(830)	(10)
Total interest-bearing liabilities	149,494	961	2.60	153,582	1,168	3.05	(4,088)	(45)
Noninterest-bearing demand deposits	36,543			36,684			(141)
Other noninterest-bearing liabilities	5,971			6,791			(820)
Total liabilities	192,008			197,057			(5,049)
Stockholders’ equity	24,301			23,713			588
Total liabilities and stockholders’ equity	$216,309			$220,770			($4,461)
Interest rate spread			2.24%			2.15%		9
Net interest income and net interest margin		$1,391	2.89%		$1,442	2.90%		(1)
Net interest income and net interest margin, FTE(1)		$1,395	2.90%		$1,446	2.91%		(1)
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$172,705	$795	1.87%	$176,104	$987	2.25%	($3,399)	(38)	bps
(1) Net interest income and net interest margin on an FTE basis are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information.
Net interest income decreased $51 million, or 4%, for the three months ended March 31, 2025, compared to the same period in 2024, driven primarily by a decrease of 3% in average interest-earning assets, partially offset by a decrease of 3% in average interest-bearing liabilities.
Net interest margin on an FTE basis decreased 1 basis point for the three months ended March 31, 2025, compared to the same period in 2024, as the impact of variable-rate asset repricing was largely offset by the benefit of lower funding costs, Non-Core portfolio runoff and fixed-rate asset repricing.
Citizens Financial Group, Inc. | 9

Average interest-earning assets decreased $5.0 billion for the three months ended March 31, 2025, compared to the same period in 2024, driven by a decline in total loans and leases and cash held in interest-bearing deposits, partially offset by an increase in investment securities.
Average deposits decreased $3.4 billion for the three months ended March 31, 2025 compared to the same period in 2024, driven by lower commercial deposits and a reduction in higher-cost Treasury deposits, partially offset by an increase in consumer deposits driven by the Private Bank.
Average total borrowed funds decreased $830 million for the three months ended March 31, 2025, compared to the same period in 2024, reflecting a decline in FHLB advances and auto collateralized borrowings, given runoff of the Non-Core portfolio, partially offset by an increase in senior debt.
Noninterest Income

Table 2: Noninterest Income
	Three Months Ended March 31,
(dollars in millions)	2025	2024	Change	Percent
Service charges and fees	$109	$96	$13	14%
Capital markets fees	100	118	(18)	(15)
Card fees	83	86	(3)	(3)
Wealth fees	81	68	13	19
Mortgage banking fees	59	49	10	20
Foreign exchange and derivative products	39	36	3	8
Letter of credit and loan fees	44	42	2	5
Securities gains, net	7	5	2	40
Other income(1)	22	17	5	29
Noninterest income	$544	$517	$27	5%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three months ended March 31, 2025, compared to the same period in 2024, are described below.
•Service charges and fees increased driven primarily by higher cash management and overdraft fees.
•Wealth fees reflect growth in Private Bank assets under management.
•Mortgage banking fees increased driven by higher MSR valuation, net of hedging.
•Capital markets fees decreased reflecting lower M&A fees, partially offset by higher loan syndication and bond underwriting fees.
Noninterest Expense

Table 3: Noninterest Expense
	Three Months Ended March 31,
(dollars in millions)	2025	2024	Change	Percent
Salaries and employee benefits	$696	$691	$5	1%
Equipment and software	194	192	2	1
Outside services	155	158	(3)	(2)
Occupancy	112	114	(2)	(2)
Other operating expense	157	203	(46)	(23)
Noninterest expense	$1,314	$1,358	($44)	(3%)
The decrease in noninterest expense for the three months ended March 31, 2025, compared to the same period in 2024, was driven primarily by other operating expense associated with FDIC deposit insurance, reflecting $35 million for CBNA’s special assessment recognized in 2024, and lower fraud losses.
For more information regarding CBNA’s special assessment, see “Regulation and Supervision - Deposit Insurance” in our 2024 Form 10-K.
Citizens Financial Group, Inc. | 10

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “Analysis of Financial Condition — Credit Quality” for more information.
Provision expense of $153 million for the three months ended March 31, 2025 decreased compared with a provision of $171 million for the same period in 2024, reflecting Non-Core portfolio runoff and improving loan mix.
Income Tax Expense
Income tax expense of $95 million decreased $1 million and our effective income tax rate of 20.3% decreased from 22.3% for the three months ended March 31, 2025, compared to the same period in 2024. These decreases are primarily driven by lower stock-related compensation. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 11

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 4: Amortized Cost and Fair Value of Securities
	March 31, 2025		December 31, 2024
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,145	$4,069	$3,631	$3,525
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	31,444	29,753	30,897	28,795
Other/non-agency	272	261	273	260
Total mortgage-backed securities	31,716	30,014	31,170	29,055
Collateralized loan obligations	124	124	184	184
Total debt securities available for sale	$35,986	$34,208	$34,986	$32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,077	$7,129	$8,187	$7,136
Total mortgage-backed securities	8,077	7,129	8,187	7,136
Asset-backed securities	392	386	412	404
Total debt securities held to maturity	$8,469	$7,515	$8,599	$7,540
Total debt securities available for sale and held to maturity	$44,455	$41,723	$43,585	$40,305
Equity securities, at cost(2)	$711	$711	$710	$710
Equity securities, at fair value(2)	236	236	220	220
(1) Excludes portfolio level basis adjustments of $(2) million and $(75) million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at March 31, 2025 and December 31, 2024.
(2) Included in other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of March 31, 2025, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $37.7 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk” section in this report. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2024 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of March 31, 2025, the portfolio’s average effective duration, including hedging actions to reduce duration, was 3.6 years compared to 3.7 years as of December 31, 2024.
Citizens Financial Group, Inc. | 12

Loans and Leases

Table 5: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	March 31, 2025	December 31, 2024	Change	Percent
Commercial and industrial	$43,781	$42,551	$1,230	3%
Commercial real estate	26,727	27,225	(498)	(2)
Total commercial	70,508	69,776	732	1
Residential mortgages	33,114	32,726	388	1
Home equity	16,853	16,495	358	2
Automobile	4,044	4,744	(700)	(15)
Education	8,779	10,812	(2,033)	(19)
Other retail	4,337	4,650	(313)	(7)
Total retail	67,127	69,427	(2,300)	(3)
Total loans and leases	$137,635	$139,203	($1,568)	(1)%
The decrease in total loans and leases as of March 31, 2025 compared to December 31, 2024 reflects a $2.3 billion decrease in retail driven by an agreement entered into during the first quarter to sell $1.9 billion of Non-Core education loans. The decrease in retail is also attributable to Non-Core portfolio runoff, partially offset by growth in home equity and mortgage, including the Private Bank. Commercial reflects a $732 million increase driven by higher line of credit utilization, partially offset by CRE paydowns.
Credit Quality
The ACL is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of a loan or lease and on unfunded lending commitments, inclusive of recoveries. For additional information regarding the ACL, see “Critical Accounting Estimates — Allowance for Credit Losses” and Note 4 in this report, and “Credit Quality” and Note 6 in our 2024 Form 10-K.

Table 6: ACL and Related Coverage Ratios by Portfolio
	March 31, 2025			December 31, 2024
(dollars in millions)	Loans and Leases	Allowance	Coverage Ratio	Loans and Leases	Allowance	Coverage Ratio
Allowance for Loan and Lease Losses
Commercial and industrial	$43,781	$501	1.15%	$42,551	$480	1.13%
Commercial real estate	26,727	647	2.42	27,225	660	2.42
Total commercial	70,508	1,148	1.63	69,776	1,140	1.63
Residential mortgages	33,114	184	0.56	32,726	194	0.59
Home equity	16,853	98	0.58	16,495	112	0.68
Automobile	4,044	17	0.43	4,744	24	0.51
Education	8,779	271	3.09	10,812	292	2.70
Other retail	4,337	296	6.80	4,650	299	6.44
Total retail	67,127	866	1.29	69,427	921	1.33
Total loans and leases	$137,635	$2,014	1.46%	$139,203	$2,061	1.48%
Allowance for Unfunded Lending Commitments
Commercial(1)		$164	1.86%		$155	1.86%
Retail(2)		34	1.34		43	1.39
Total allowance for unfunded lending commitments		198			198
Allowance for credit losses	$137,635	$2,212	1.61%	$139,203	$2,259	1.62%
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
The ACL as of March 31, 2025 compared to December 31, 2024 decreased $47 million, driven by a $64 million decrease in retail, given the benefit of Non-Core runoff and improving loan mix, partially offset by a $17 million increase in commercial.

Citizens Financial Group, Inc. | 13

Table 7: Nonaccrual Loans and Leases
(dollars in millions)	March 31, 2025	December 31, 2024	Change		Percent
Commercial and industrial	$283	$241	$42		17%
Commercial real estate	700	776	(76)		(10)
Total commercial	983	1,017	(34)		(3)
Residential mortgages	198	192	6		3
Home equity	282	283	(1)		—
Automobile	39	48	(9)		(19)
Education	20	56	(36)		(64)
Other retail	60	68	(8)		(12)
Total retail	599	647	(48)		(7)
Nonaccrual loans and leases	$1,582	$1,664	($82)		(5%)
Nonaccrual loans and leases to total loans and leases	1.15%	1.20%	(5	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	127	124	3%
Allowance for credit losses to nonaccrual loans and leases	140	136	4%
The decline in nonaccrual loans and leases as of March 31, 2025 compared to December 31, 2024 reflects a decrease in commercial primarily driven by the general office segment of CRE and a decrease in retail driven by the sale of Non-Core education loans and continued runoff of the auto portfolio. See “Executive Summary” for more information regarding the sale of education loans.

Table 8: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended March 31,
	2025			2024
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$30	$43,599	0.28%	($3)	$44,577	(0.03)%
Commercial real estate	51	27,013	0.77	88	29,265	1.22
Total commercial	81	70,612	0.47	85	73,842	0.47
Residential mortgages	—	32,872	0.01	1	31,384	0.01
Home equity	—	16,647	(0.01)	(2)	15,080	(0.06)
Automobile	8	4,394	0.73	14	7,758	0.73
Education	51	10,690	1.92	27	11,816	0.92
Other retail	60	4,495	5.46	56	4,942	4.56
Total retail	119	69,098	0.70	96	70,980	0.54
Total loans and leases	$200	$139,710	0.58%	$181	$144,822	0.50%
For the three months ended March 31, 2025, net charge-offs increased $19 million and the net charge-off ratio increased 8 basis points compared to the same period in 2024. These increases include a charge-off of $25 million resulting from the sale of Non-Core education loans. Excluding this sale, net charge-offs decreased $6 million to $175 million, or 51 basis points, compared to the same period in 2024, reflecting broadly stable retail and modestly lower commercial net charge-offs. See “Executive Summary” for more information regarding the sale of education loans.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2024 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $7.3 billion at March 31, 2025 increased $236 million compared to December 31, 2024.
Commercial and industrial criticized balances of $2.6 billion at March 31, 2025 remained stable compared to December 31, 2024.
Commercial real estate criticized balances of $4.7 billion at March 31, 2025 increased from $4.5 billion at December 31, 2024, primarily attributable to the continued impacts of interest rates on the Multi-family sector. Approximately 97% of commercial real estate loans remain current on payments as of March 31, 2025.
Citizens Financial Group, Inc. | 14

For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.

Table 9: Commercial and Industrial Loans by Industry Sector
	March 31, 2025		December 31, 2024
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$6,503	5%	$6,070	4%
Other finance and insurance	6,608	5	6,446	5
Other manufacturing	3,536	3	3,491	3
Technology	2,858	2	2,818	2
Accommodation and food services	2,367	2	2,599	2
Health, pharma, and social assistance	2,270	2	2,322	2
Professional, scientific, and technical services	2,547	2	2,313	2
Energy and related	1,971	1	2,085	1
Other services	2,099	1	2,061	1
Wholesale trade	2,084	1	2,010	1
Retail trade	2,052	1	2,000	1
Arts, entertainment, and recreation	1,518	1	1,509	1
Administrative and waste management	1,311	1	1,352	1
Automotive	1,144	1	1,026	1
Rental and leasing	1,054	1	923	1
Consumer products manufacturing	778	1	710	1
Other	3,081	2	2,816	2
Total commercial and industrial	$43,781	32%	$42,551	31%
Citizens Financial Group, Inc. | 15

Table 10: Commercial Real Estate by Property Type and State
	March 31, 2025		December 31, 2024
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multi-family	$9,886	7%	$9,791	7%
Office
Credit tenant lease and life sciences(1)	2,163	2	2,135	2
Other general office	2,860	2	2,930	2
Industrial	3,393	2	3,575	3
Retail	2,859	2	2,940	2
Co-op	1,806	1	1,802	1
Data center	794	1	1,024	1
Hospitality	384	—	418	—
Other	2,582	2	2,610	2
Total commercial real estate	$26,727	19%	$27,225	20%
State
New York	$6,658	5%	$6,643	5%
New Jersey	3,252	2	3,370	2
Pennsylvania	2,589	2	2,594	2
California	2,241	2	2,398	2
Massachusetts	1,709	1	1,682	1
Texas	1,579	1	1,571	1
Florida	1,211	1	1,123	1
Other Southeast(2)	2,677	2	2,789	2
Other	4,811	3	5,055	4
Total commercial real estate	$26,727	19%	$27,225	20%
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

Table 11: Retail Loan Portfolio Analysis
	March 31, 2025					December 31, 2024
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.69%	0.18%	0.11%	0.42%	0.60%	97.81%	0.77%	0.28%	0.55%	0.59%
Home equity	97.61	0.56	0.16	—	1.67	97.59	0.53	0.16	—	1.72
Automobile	96.44	1.98	0.62	—	0.96	96.18	2.11	0.70	—	1.01
Education	99.09	0.44	0.21	0.03	0.23	98.83	0.42	0.21	0.02	0.52
Other retail	97.01	0.97	0.62	0.02	1.38	96.86	0.99	0.67	0.02	1.46
Total retail	98.23%	0.47%	0.20%	0.21%	0.89%	97.75%	0.76%	0.30%	0.26%	0.93%
Citizens Financial Group, Inc. | 16

Table 12: Retail Asset Quality Metrics
	March 31, 2025	December 31, 2024
Average refreshed FICO for total portfolio	775	775
CLTV ratio for secured real estate(1)	50%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 13: Composition of Deposits
(dollars in millions)	March 31, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand	$37,556	21%	$36,920	21%
Money market	55,996	32	55,321	32
Checking with interest	34,456	19	33,246	19
Savings	25,765	15	25,976	15
Time	23,803	13	23,313	13
Total deposits	$177,576	100%	$174,776	100%
Total deposits as of March 31, 2025 increased compared to December 31, 2024, reflecting growth in the Private Bank and an increase in consumer deposits, partially offset by a decline in commercial given seasonality.

Table 14: Uninsured and Insured/Secured Deposits
(dollars in millions)	March 31, 2025	December 31, 2024
Total deposits	$177,576	$174,776

Estimated uninsured deposits(1)	77,784	76,764
Less: Uninsured affiliate deposits eliminated in consolidation	12,849	12,705
Less: Preferred deposits(1)(2)	6,646	6,902
CFG adjusted estimated uninsured deposits, excluding preferred deposits	58,289	57,157
Total estimated insured/secured deposits	$119,287	$117,619
Insured/secured deposits to total deposits	67%	67%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $12.3 billion as of March 31, 2025 decreased $87 million compared to December 31, 2024, driven by a decline in secured borrowings collateralized by loans, largely offset by an increase in senior debt. For more information regarding our borrowed funds, see “Liquidity Risk” and Note 7.
Citizens Financial Group, Inc. | 17

Business Segments
We have three reportable business segments: Consumer Banking, Commercial Banking, and Non-Core. The business segments are determined based on the products and services provided, or the type of customer served. Each business segment has a segment head that reports directly to the Chief Executive Officer, who has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. See Note 16 for more information regarding our business segments.
The following table presents certain financial data of our business segments. Total business segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations. Non-segment operations are classified as Other and include assets, liabilities, capital, revenues, provision (benefit) for credit losses, expenses and income tax expense not attributed to the Company’s Consumer Banking, Commercial Banking, or Non-Core segments, as well as treasury and community development.

Table 15: Selected Financial Data for Business Segments
	Three Months Ended March 31,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$1,193	$1,093	$441	$514	($15)	($37)
Noninterest income	297	258	215	227	—	—
Total revenue	1,490	1,351	656	741	(15)	(37)
Noninterest expense	954	903	327	317	16	25
Profit (loss) before credit losses	536	448	329	424	(31)	(62)
Net charge-offs	86	81	77	81	37	19
Income (loss) before income tax expense (benefit)	450	367	252	343	(68)	(81)
Income tax expense (benefit)	114	95	56	84	(17)	(21)
Net income (loss)	$336	$272	$196	$259	($51)	($60)
Average Balances:
Total assets	$77,534	$73,833	$65,366	$70,100	$6,536	$10,554
Total loans and leases(1)	71,054	67,448	62,437	67,187	6,510	10,507
Deposits	125,728	120,019	42,178	45,912	—	—
Interest-earning assets	71,635	68,050	63,018	67,536	6,510	10,507
(1) Includes LHFS.
Consumer Banking
Net interest income increased $100 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by higher net interest margin, growth in average interest-earning assets, and lower funding costs.
Noninterest income increased $39 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by wealth fees, mortgage banking fees, and service charges and fees, reflecting growth in Private Bank assets under management, higher MSR valuation, net of hedging, and higher cash management and overdraft fees.
Noninterest expense increased $51 million for the three months ended March 31, 2025, compared to the same period in 2024, driven primarily by salaries and benefits reflecting hiring related to the Private Bank and Private Wealth build-out, as well as a broader increase in salaries and benefits. The increase is also attributable to outside services largely driven by investments across our Consumer and Private Bank, and occupancy given branch transformation efforts and the build-out of Private Bank offices. These increases are partially offset by lower fraud losses.
Net charge-offs increased $5 million for the three months ended March 31, 2025, compared to the same period in 2024, driven primarily by other retail.
Commercial Banking
Net interest income decreased $73 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by lower net interest margin and a decline in average interest-earning assets, partially offset by lower funding costs.
Citizens Financial Group, Inc. | 18

Noninterest income decreased $12 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by capital markets fees reflecting lower M&A fees, partially offset by higher loan syndication and bond underwriting fees.
Noninterest expense increased $10 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by slight increases in salaries and benefits, outside services, and fraud losses.
Net charge-offs decreased $4 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by CRE, largely offset by an increase in commercial and industrial.
Non-Core
Net interest income increased $22 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by a decline in funding costs relative to the highest-cost marginal funding sources during 2025, including secured borrowings collateralized by auto loans and FHLB advances.
Net charge-offs increased $18 million for the three months ended March 31, 2025, compared to the same period in 2024, driven by a charge-off of $25 million resulting from the sale of Non-Core education loans. See “Executive Summary” for more information regarding this sale.
Average loans and leases decreased $4.0 billion for the three months ended March 31, 2025, compared to the same period in 2024, driven by planned Non-Core portfolio runoff.
RISK MANAGEMENT
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
There have been no significant changes in our risk management practices, risk framework, risk appetite, or credit risk management as described in “Risk Governance” in our 2024 Form 10-K.
Credit Risk
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
We employ a comprehensive and integrated risk control program to proactively identify, measure, monitor, and mitigate existing and emerging credit risks across the credit life cycle including origination, account/portfolio management, and loss mitigation and recovery. For more information regarding our credit risk management practices, see “Credit Risk Management” in our 2024 Form 10-K.
For more information regarding credit quality, see “Credit Quality” in Item 2.
Citizens Financial Group, Inc. | 19

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
Non-Trading Risk
Our non-trading banking activities expose us to market risk. This market risk is composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics or assumptions as described in “Market Risk — Non-Trading Risk” in our 2024 Form 10-K.
The table below presents the sensitivity of net interest income to various parallel yield curve shifts from the market implied forward yield curve. Our policies involve measuring exposures as a percentage change in net interest income over the next year due to either instantaneous or gradual parallel changes in rates relative to the market implied forward yield curve. As the following table illustrates, our balance sheet is slightly asset sensitive; net interest income would benefit from an increase in interest rates, while exposure to a decline in interest rates is within limits established and monitored by senior management. While an instantaneous and severe shift in interest rates is included in this analysis, we believe that any actual shift in interest rates would be more gradual and, therefore, have a more modest impact.

Table 16: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2025	December 31, 2024
Gradual Change in Interest Rates
+200	2.2%	2.2%
+100	1.0	1.0
-100	(1.0)	(0.9)
-200	(2.1)	(1.8)
Instantaneous Change in Interest Rates
+200	2.5%	1.8%
+100	1.5	1.1
-100	(1.7)	(1.3)
-200	(4.1)	(3.3)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of March 31, 2025, consistent with our position as of December 31, 2024. Our interest rate sensitivity incorporates the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and hedge activity. Receive fixed swaps that offset our naturally asset-sensitive balance sheet represent the primary hedging tool utilized to manage overall asset sensitivity. Pay fixed swaps against our securities portfolio are also utilized to protect capital by reducing AOCI volatility.
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
Citizens Financial Group, Inc. | 20

We use interest rate contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate assets and wholesale funding, the variability in the fair value of AFS securities, and to hedge market risk on fixed-rate capital markets debt issuances.
The following table presents interest rate derivative contracts that we have entered into as of March 31, 2025 and December 31, 2024.

Table 17: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	March 31, 2025				December 31, 2024
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$7,907	4.6	3.8%	4.4%	$7,827	4.7	3.8%	4.5%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	0.6	2.6	4.7	500	0.9	2.6	4.8
Total fair value hedges	8,407				8,327
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	26,250	1.4	3.1	4.4	26,250	1.7	3.1	4.5
Receive fixed/pay SOFR - forward-starting	21,500	3.3	3.8	3.6	20,000	3.5	3.7	4.0
Pay fixed/receive SOFR - forward-starting	1,483	3.4	3.7	4.0	—	—	—	—
Basis swaps
Receive SOFR/pay 1-month term SOFR	11,500	1.3	—	4.4/4.3	11,500	1.6	—	4.5/4.3
Receive SOFR/pay 1-month term SOFR - forward-starting	3,000	2.1	—	4.0/3.9	3,000	2.4	—	4.0/4.0
Total cash flow hedges	63,733				60,750
Total hedges	$72,140				$69,077

Table 18: Pre-Tax Gains (Losses) Recorded in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on Cash Flow Hedges
	Three Months Ended March 31,
(dollars in millions)	2025	2024
Pre-tax net gains (losses) recognized in OCI	$284	($550)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(202)	(203)
Pre-tax net gains (losses) reclassified from AOCI into interest expense	—	—
Using the March 31, 2025 interest rate curve we estimate that $612 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after March 31, 2025.
Included in AOCI is a net loss from terminated swaps of $604 million that will reduce net interest income by $119 million in the second quarter of 2025, $109 million in the third quarter of 2025, and $103 million in the fourth quarter of 2025. The remaining $273 million will reduce net interest income by $230 million in 2026 and $43 million after 2026.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to finance M&A transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, potential loss, and sub-limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction adjudicated in the Loan Underwriting Approval Committee.
Citizens Financial Group, Inc. | 21

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
Trading Risk
We are exposed to market risk primarily through client facilitation activities from certain derivative and foreign exchange products as well as underwriting and market making activities. Market risk exposure arises from fluctuations in interest rates, basis spreads, volatility, foreign exchange rates, equity prices, and credit spreads across various financial instruments. Securities underwriting and trading activities are conducted through CBNA and Citizens JMP Securities, LLC. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, VaR model review and validation, or VaR backtesting as described in “Market Risk — Trading Risk” in our 2024 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a net low risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 19: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2024
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$2	$3	$—	$4	$3	$5	$2
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	1	2	3	1	1	2	3	1
Commodity	—	—	—	—	—	—	—	—
General VaR	2	2	4	1	5	4	6	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$2	$4	$1	$5	$4	$6	$2
Stressed General VaR	$10	$10	$15	$6	$5	$6	$12	$3
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$10	$10	$15	$6	$5	$6	$12	$3
Market Risk Regulatory Capital	$36				$32
Specific Risk Not Modeled Add-on	27				21
de Minimis Exposure Add-on	1				1
Total Market Risk Regulatory Capital	$64				$54
Market Risk-Weighted Assets	$804				$675
Citizens Financial Group, Inc. | 22

Liquidity Risk
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
We rely on customer deposits to be our primary stable and low-cost source of funding. Our funding sources also include our ability to securitize loans in secondary markets, raise funds in the debt and equity capital markets, pledge loans and/or securities for borrowing from the FHLB, pledge securities as collateral for borrowing under repurchase agreements, and sell AFS securities. In addition, we maintain a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in a stressed environment or during a market disruption. The plan identifies members of the liquidity contingency team and provides a framework for management to follow, including notification and escalation of potential liquidity stress events.
Citizens Financial Group, Inc. | 23

As of March 31, 2025:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loan-to-deposit ratio, excluding LHFS, of 77.5%;
◦Estimated insured/secured deposits comprise 67% of our consolidated deposit base of $177.6 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $87.7 billion;
◦Contingent liquidity was $71.0 billion, consisting of unencumbered high-quality liquid securities of $37.7 billion, unused FHLB capacity of $23.0 billion, and our cash balances at the FRB of $10.3 billion; and
◦Available discount window capacity was $16.7 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2025 and 2024, see the Consolidated Statements of Cash Flows in Item 1.
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
During the three months ended March 31, 2025, the Parent Company Issued $750 million of 5.253% fixed-to-floating rate senior notes due 2031.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $3.0 billion and $2.7 billion as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, the Parent Company declared dividends on common stock of $186 million and $197 million, respectively, and declared dividends on preferred stock of $33 million and $30 million, respectively.
During the three months ended March 31, 2025 and 2024, the Parent Company repurchased $200 million and $300 million, respectively, of its outstanding common stock.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary. In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed. The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA relies on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt see Note 7.
Citizens Financial Group, Inc. | 24

During the three months ended March 31, 2025, CBNA redeemed $350 million of 5.284% fixed-to-floating rate senior notes due 2026.
Credit Ratings
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

Table 20: Credit Ratings
March 31, 2025
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	A3	A-	BBB+
Short-term issuer	(P) P-2	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB and OCC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. For further discussion, see the “Liquidity Requirements” section under “Regulation and Supervision” in our 2024 Form 10-K.
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 11.
Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, or inadequate or failed internal systems and controls and includes certain risks such as fraud, legal and natural disasters. To mitigate these risks, we maintain a comprehensive system of internal controls designed to identify, assess, and monitor potential threats to our operations. Our risk management framework includes regular audits, employee training, cybersecurity measures, and business continuity planning. We continuously evaluate and enhance these controls to adapt to evolving risks and regulatory requirements, ensuring the integrity, reliability, and efficiency of our operations.
Cybersecurity
The Company’s Cybersecurity Program (“CSP”) drives an end-to-end, continuous process that protects our customers, colleagues, assets, premises, systems, and information (electronic and non-electronic), and is designed to ensure compliance with current and emerging federal and state laws and regulations. The CSP is designed to ensure the effective implementation of the Corporate Security and Resilience Operating Model across all business lines of the Company and is under the supervision of the Chief Security Officer.
Citizens Financial Group, Inc. | 25

The CSP is designed to assess and mitigate threats and risks to the Company. New and emerging threats are assessed through an intelligence lifecycle, which includes threat modeling. In addition, risk assessment processes drive risk identification and measurement related to security. Once risks are identified and measured, the Company’s Enterprise Risk Management Governance Framework is leveraged to track and mitigate them. Control testing is utilized to demonstrate that risks are managed effectively, identify gaps in expected control operation, and develop appropriate remediation plans, in order to manage risk to the Company within tolerable limits.
The Company regularly reviews the nature of its business activities and modifies the CSP as appropriate. Many of the elements of the CSP are cyber defense related and are in place to reduce our risk to a wide range of potential cyber threats that may target our assets and information daily. The effectiveness of the CSP is assessed and measured periodically by various lines of defense within the Company and is conducted primarily through risk assessments, assurance testing, and an independent audit. External organizations are also routinely engaged to assess our CSP and test our perimeter defenses. The effectiveness of the CSP is reported periodically to the appropriate governance committees. For more information regarding our cybersecurity risk management practices and governance, see Item 1C in our 2024 Form 10-K.
Compliance Risk
Financial institutions are subject to many laws, rules and regulations at both the federal and state levels. These broad-based laws, rules and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive, or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. Adherence to the increasing volume and complexity of regulatory changes can increase our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Colleagues engaged in lending activities also receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and/or other courses related to the extension of credit. We hold ourselves to a high standard for adherence to compliance management and seek to continuously enhance our performance.
CAPITAL
As a bank and financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. Our regulation and supervision continues to evolve as the legal and regulatory frameworks governing our operations continue to change. See “Regulation and Supervision” in our 2024 Form 10-K for more information.
Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “Capital and Regulatory Matters” in our 2024 Form 10-K.
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. Our SCB associated with the 2024 supervisory stress test is 4.5%, effective through September 30, 2025. We submitted our 2025 capital plan to the FRB on April 3, 2025 and expect the FRB to provide us with our final SCB requirement by August 31, 2025, which will become effective as of October 1, 2025.
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
Citizens Financial Group, Inc. | 26

For more information on our capital adequacy process, see “Capital and Regulatory Matters” in our 2024 Form 10-K.
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, tier 1 capital ratio of 6.0%, total capital ratio of 8.0% and tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 4.5% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2024 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 21: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2025		December 31, 2024
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$17,751	10.6%	$17,900	10.8%	9.0%
CBNA	20,492	12.3	20,250	12.3	7.0
Tier 1 capital
CFG	19,864	11.9	20,013	12.1	10.5
CBNA	20,492	12.3	20,250	12.3	8.5
Total capital
CFG	23,156	13.9	23,232	14.0	12.5
CBNA	23,675	14.2	23,362	14.2	10.5
Tier 1 leverage
CFG	19,864	9.4	20,013	9.4	4.0
CBNA	20,492	9.7	20,250	9.6	4.0
Risk-weighted assets
CFG	166,908		165,699
CBNA	166,196		164,986
Quarterly adjusted average assets(2)
CFG	211,119		212,555
CBNA	210,418		211,849
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At March 31, 2025, CFG’s CET1 and tier 1 capital ratios decreased compared to December 31, 2024. Dividends, common share repurchases, a $1.2 billion increase in RWA, and the full phase-in of the modified CECL transition amount was partially offset by net income. Higher commercial and industrial loans was the key driver for the increase in RWA.
At March 31, 2025, CBNA’s CET1, tier 1, and total capital ratios were stable compared to December 31, 2024. Net income was offset by a $1.2 billion increase in RWA, the full phase-in of the modified CECL transition amount, and dividend payments to the Parent Company. Higher commercial and industrial loans was the key driver for the increase in RWA.
At March 31, 2025, CFG’s total capital ratio decreased compared to December 31, 2024, driven by the changes in CET1 and tier 1 capital described above.
At March 31, 2025, CFG’s tier 1 leverage ratio was stable and CBNA’s tier 1 leverage ratio increased compared to December 31, 2024, reflecting a decline in quarterly adjusted average assets and their respective changes in tier 1 capital described above.
Citizens Financial Group, Inc. | 27

Table 22: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	March 31, 2025	December 31, 2024
Total common stockholders' equity	$22,753	$22,141
Exclusions:
Modified CECL transitional amount	—	96
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	2,074	2,369
Derivatives	569	925
Unamortized net periodic benefit costs	298	301
Deductions:
Goodwill, net of deferred tax liability	(7,767)	(7,768)
Other intangible assets, net of deferred tax liability	(121)	(128)
Deferred tax assets that arise from tax loss and credit carryforwards	(55)	(36)
Total common equity tier 1 capital	17,751	17,900
Qualifying preferred stock	2,113	2,113
Total tier 1 capital	19,864	20,013
Qualifying subordinated debt(1)	1,234	1,232
Allowance for credit losses	2,212	2,259
Exclusions from tier 2 capital:
Modified AACL transitional amount	—	(125)
Allowance on PCD assets	(154)	(147)
Adjusted allowance for credit losses	2,058	1,987
Total capital	$23,156	$23,232
(1) As of March 31, 2025 and December 31, 2024, the amount of non-qualifying subordinated debt excluded from regulatory capital was $469 million. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the three months ended March 31, 2025:
•Repurchased $200 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $186 million; and
•Declared preferred stock dividends aggregating to $33 million.
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
AOCI Impact on Regulatory Capital
Under the current applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude components of AOCI from regulatory capital. As noted in the “Capital and Stress Testing Requirements” section of “Regulation and Supervision” in our 2024 Form 10-K, the regulatory agencies are considering the inclusion of AOCI components in regulatory capital for Category IV firms like us, notably the AOCI relative to securities and pension.
In light of this potential change, the Company considers capital ratios including the AOCI impact from securities and pension when evaluating capital utilization and adequacy, in addition to capital ratios defined by the regulatory agencies. These capital ratios are intended to complement our regulatory capital ratios and are viewed by management as useful measures reflective of the level of capital available to withstand unexpected market conditions. See “Non-GAAP Financial Measures” for more information.
Citizens Financial Group, Inc. | 28

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension.

Table 23: AOCI Impact on Regulatory Capital
	March 31, 2025
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital	$17,751	$19,864	$23,156	$20,492	$20,492	$23,675
Unrealized gains (losses) on securities and pension	(2,372)	(2,372)	(2,372)	(2,354)	(2,354)	(2,354)
Deferred tax assets - securities and pension AOCI	(32)	(32)	(32)	(32)	(32)	(32)
Regulatory capital, including AOCI impact (non-GAAP)	$15,347	$17,460	$20,752	$18,106	$18,106	$21,289
Risk-weighted assets, including AOCI impact:
Regulatory risk-weighted assets	$166,908	$166,908	$166,908	$166,196	$166,196	$166,196
Unrealized gains (losses) on securities and pension	(650)	(650)	(650)	(632)	(632)	(632)
Deferred tax assets - securities and pension AOCI	1,948	1,948	1,948	1,931	1,931	1,931
Risk-weighted assets, including AOCI impact (non-GAAP)	$168,206	$168,206	$168,206	$167,495	$167,495	$167,495
Ratio:
Regulatory capital ratio	10.6%	11.9%	13.9%	12.3%	12.3%	14.2%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.1%	10.4%	12.3%	10.8%	10.8%	12.7%
CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements included in this Report are prepared in accordance with GAAP, requiring us to establish accounting policies and make estimates and assumptions that affect reported amounts.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates include the ACL, fair value measurements and the evaluation and measurement of goodwill impairment. For additional information regarding fair value measurements and goodwill, see “Critical Accounting Estimates” in our 2024 Form 10-K.
Allowance for Credit Losses
The ACL of $2.2 billion at March 31, 2025 decreased slightly compared to December 31, 2024 given improving loan mix, reflecting the reduction of the Non-Core portfolio, reduced CRE and lower loss-content originations.
As of March 31, 2025, our ACL economic forecast over a two-year reasonable and supportable period reflects a mild recession inclusive of uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures and geopolitical tensions. This forecast projects peak unemployment of approximately 5.1%, consistent with December 31, 2024, and a start-to-trough real GDP decline of approximately 0.5% and 0.4% at March 31, 2025 and December 31, 2024, respectively, and is generally applied to the retail and commercial and industrial portfolios. More severe economic scenarios are applied within the CRE portfolio, such as general office, with peak unemployment of approximately 9.3% and start-to-trough real GDP decline of approximately 4.4% at March 31, 2025 and December 31, 2024.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 6.3% and start-to-trough real GDP decline of approximately 2.0%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.2x our modeled period-end ACL, or an increase of approximately $470 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Citizens Financial Group, Inc. | 29

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
For additional information regarding the ACL, see Note 4 and “Critical Accounting Estimates - Allowance for Credit Losses” and Note 6 in our 2024 Form 10-K.
ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of March 31, 2025

Pronouncement	Summary of Guidance	Effects on Financial Statements
Improvements to Income Tax Disclosures Issued December 2023
•Requires a tabular income tax rate reconciliation that includes specific categories and other significant categories, disaggregated by nature, that exceed 5% of income tax expense at the statutory tax rate

•Requires disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, and further disaggregated by individual jurisdictions that exceed 5% of total income taxes paid, net of refunds received

•Requires disclosure of pre-tax income disaggregated between domestic and foreign, and income tax expense disaggregated by federal, state and foreign

•The amendments should be applied on a prospective basis but retrospective application is permitted

•Required effective date: Annual financial statements for the year ending December 31, 2025. We do not intend to early adopt.

•We expect to provide additional disaggregated income tax disclosures in accordance with this ASU.

Disaggregation of Income Statement Expenses Issued November 2024
•Requires tabular disclosure of certain expense types, including employee compensation, depreciation, intangible asset amortization and selling expenses

•Requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively

•Allows for adoption on either a prospective or retrospective basis

•Required effective date: Annual financial statements for the year ending December 31, 2027, and interim reporting periods thereafter. Early adoption is permitted.

•We are currently evaluating the impact of this ASU on our required expense disclosures in the Consolidated Financial Statements.

Citizens Financial Group, Inc. | 30

NON-GAAP FINANCIAL MEASURES
This document contains non-GAAP financial measures that we believe provide useful information to investors in understanding our results of operations or financial condition. We caution investors not to place undue reliance on such non-GAAP financial measures, but to consider them with the most directly comparable GAAP financial measures. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our results reported under GAAP.
The following tables present the computation of non-GAAP financial measures used in the MD&A, as well as the reconciliation to the comparable GAAP financial measure, as applicable:

Table 24: Reconciliation of Tangible Book Value per Common Share (non-GAAP)
(dollars in millions, except per share data)	March 31, 2025	December 31, 2024
Book value per common share(1)	$51.99	$50.26
Tangible book value per common share:
Common stockholders' equity	$22,753	$22,141
Less: Goodwill	8,187	8,187
Less: Other intangible assets	137	146
Add: Deferred tax liabilities related to goodwill and other intangible assets	438	438
Tangible common equity (non-GAAP)(2)	$14,867	$14,246
Common shares outstanding at period end	437,668,127	440,543,381
Tangible book value per common share (non-GAAP)(3)	$33.97	$32.34
(1) Represents the most directly comparable GAAP financial measure to tangible book value per common share and is calculated based on common stockholders’ equity divided by common shares outstanding at period end.
(2) Tangible common equity is a non-GAAP financial measure that excludes the impact of intangible assets, net of deferred taxes.
(3) Tangible book value per common share is a non-GAAP financial measure and is calculated based on tangible common equity divided by common shares outstanding at period end. We believe this non-GAAP financial measure serves as a useful tool to help evaluate the strength and discipline of a company’s capital management strategies and as a conservative measure of total company value.

Table 25: Reconciliation of Return on Average Tangible Common Equity (non-GAAP)
	Three Months Ended March 31,
(dollars in millions)	2025	2024
Return on average common equity(1)	6.21%	5.63%
Net income available to common stockholders	$340	$304
Net income available to common stockholders (annualized)	1,378	1,221
Return on average tangible common equity:
Average common equity	$22,188	$21,700
Less: Average goodwill	8,187	8,188
Less: Average other intangibles	142	153
Add: Average deferred tax liabilities related to goodwill and other intangible assets	438	433
Average tangible common equity (non-GAAP)(2)	$14,297	$13,792
Return on average tangible common equity (non-GAAP)(3)	9.64%	8.86%
(1) Represents the most directly comparable GAAP financial measure to return on average tangible common equity and is calculated based on annualized net income available to common stockholders divided by average common equity.
(2) Average tangible common equity is a non-GAAP financial measure that excludes the impact of intangible assets, net of deferred taxes.
(3) Return on average tangible common equity is a non-GAAP financial measure and is calculated based on annualized net income available to common stockholders divided by average tangible common equity. We believe this non-GAAP financial measure serves as a useful tool to compare the profitability of financial institutions and assess the efficiency of their capital utilization without the impact of intangible assets, net of deferred taxes.
Citizens Financial Group, Inc. | 31

Table 26: Reconciliation of Net Interest Income and Net Interest Margin on an FTE Basis (non-GAAP)
	Three Months Ended March 31,
(dollars in millions)	2025	2024
Net interest income (annualized)	$5,637	$5,796
Average interest-earning assets	195,058	200,068
Net interest margin(1)	2.89%	2.90%

Net interest income	$1,391	$1,442
FTE adjustment	4	4
Net interest income on an FTE basis (non-GAAP)(2)	$1,395	$1,446
Net interest income on an FTE basis (annualized) (non-GAAP)(2)	5,653	5,814

Net interest margin on an FTE basis (non-GAAP)(2)(3)	2.90%	2.91%
(1) Represents the most directly comparable GAAP financial measure to net interest margin on an FTE basis and is calculated based on annualized net interest income divided by average interest-earnings assets.
(2) FTE basis financial measures and ratios are adjusted for the tax-exempt status of income from certain assets held by the Company using the federal statutory tax rate of 21% and are considered non-GAAP financial measures. We believe this allows management to better assess the comparability of revenue from both taxable and tax-exempt sources.
(3) Calculated based on annualized net interest income on an FTE basis divided by average interest-earnings assets.
Citizens Financial Group, Inc. | 32

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Citizens Financial Group, Inc. | 33

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	March 31, 2025	December 31, 2024
ASSETS:
Cash and due from banks	$1,082	$1,409
Interest-bearing cash and due from banks	10,459	9,192
Interest-bearing deposits in banks(1)	685	635
Debt securities available for sale, at fair value (including $110 and $152 pledged to creditors, respectively)(2)	34,208	32,765
Debt securities held to maturity (fair value of $7,515 and $7,540, respectively, and including $70 and $83 pledged to creditors, respectively)(2)	8,469	8,599
Loans held for sale (includes $1,137 and $825, respectively, measured at fair value)	2,820	858
Loans and leases	137,635	139,203
Less: Allowance for loan and lease losses	(2,014)	(2,061)
Net loans and leases(1)	135,621	137,142
Derivative assets	760	408
Premises and equipment, net	855	875
Bank-owned life insurance	3,386	3,364
Goodwill	8,187	8,187
Other intangible assets(3)	137	146
Other assets(1)	13,479	13,941
TOTAL ASSETS	$220,148	$217,521
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$37,556	$36,920
Interest-bearing	140,020	137,856
Total deposits	177,576	174,776
Short-term borrowed funds	47	—
Derivative liabilities	883	1,220
Long-term borrowed funds(1)	12,267	12,401
Other liabilities(1)	4,509	4,870
TOTAL LIABILITIES	195,282	193,267
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	2,113	2,113
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 651,676,964 shares issued and 437,668,127 shares outstanding at March 31, 2025 and 650,068,324 shares issued and 440,543,381 shares outstanding at December 31, 2024	7	7
Additional paid-in capital	22,370	22,364
Retained earnings	10,566	10,412
Treasury stock, at cost, 214,008,837 and 209,524,943 shares at March 31, 2025 and December 31, 2024, respectively	(7,249)	(7,047)
Accumulated other comprehensive income (loss)	(2,941)	(3,595)
TOTAL STOCKHOLDERS’ EQUITY	24,866	24,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,148	$217,521
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 34

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2025	2024
INTEREST INCOME:
Interest and fees on loans and leases	$1,829	$2,051
Interest and fees on loans held for sale	16	20
Investment securities	418	399
Interest-bearing deposits in banks	89	140
Total interest income	2,352	2,610
INTEREST EXPENSE:
Deposits	795	987
Short-term borrowed funds	8	7
Long-term borrowed funds	158	174
Total interest expense	961	1,168
Net interest income	1,391	1,442
Provision (benefit) for credit losses	153	171
Net interest income after provision (benefit) for credit losses	1,238	1,271
NONINTEREST INCOME:
Service charges and fees	109	96
Capital markets fees	100	118
Card fees	83	86
Wealth fees	81	68
Mortgage banking fees	59	49
Foreign exchange and derivative products	39	36
Letter of credit and loan fees	44	42
Securities gains, net	7	5
Other income	22	17
Total noninterest income	544	517
NONINTEREST EXPENSE:
Salaries and employee benefits	696	691
Equipment and software	194	192
Outside services	155	158
Occupancy	112	114
Other operating expense	157	203
Total noninterest expense	1,314	1,358
Income before income tax expense	468	430
Income tax expense	95	96
NET INCOME	$373	$334
Net income available to common stockholders	$340	$304
Weighted-average common shares outstanding:
Basic	438,320,757	461,358,681
Diluted	442,200,180	463,797,964
Per common share information:
Basic earnings	$0.78	$0.66
Diluted earnings	0.77	0.65
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Net income	$373	$334
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gains (losses) on cash flow hedge derivatives arising during the period, net of income taxes of $76 and ($145), respectively	208	(405)
Reclassification adjustment for net (gains) losses on cash flow hedge derivatives included in net income, net of income taxes of $54 and $54, respectively	148	149
AFS securities:
Net unrealized gains (losses) on AFS securities arising during the period, net of income taxes of $95 and ($56), respectively	282	(173)
Reclassification of net securities (gains) losses on AFS securities to net income, net of income taxes of $4 and $5, respectively	13	14
Defined benefit plans:
Actuarial gain (loss) arising during the period, net of income taxes of $— and $1, respectively	—	4
Amortization of actuarial (gain) loss to net income, net of income taxes of $1 and $1, respectively	3	5
Total other comprehensive income (loss), net of income taxes	654	(406)
Total comprehensive income (loss)	$1,027	($72)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 36

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends declared - common stock	—	—	—	—	—	(197)	—	—	(197)
Dividends declared - preferred stock	—	—	—	—	—	(30)	—	—	(30)
Treasury stock purchased	—	—	(9)	—	—	—	(300)	—	(300)
Share repurchase excise tax	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation plans	—	—	1	—	15	—	—	—	15
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	334	—	—	334
Other comprehensive income (loss)	—	—	—	—	—	—	—	(406)	(406)
Total comprehensive income (loss)	—	—	—	—	—	334	—	(406)	(72)
Balance at March 31, 2024	2	$2,014	458	$6	$22,272	$9,923	($6,290)	($4,164)	$23,761
Balance at January 1, 2025	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
Dividends declared - common stock	—	—	—	—	—	(186)	—	—	(186)
Dividends declared - preferred stock	—	—	—	—	—	(33)	—	—	(33)
Treasury stock purchased	—	—	(4)	—	—	—	(200)	—	(200)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	1	—	(1)	—	—	—	(1)
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	373	—	—	373
Other comprehensive income (loss)	—	—	—	—	—	—	—	654	654
Total comprehensive income (loss)	—	—	—	—	—	373	—	654	1,027
Balance at March 31, 2025	2	$2,113	438	$7	$22,370	$10,566	($7,249)	($2,941)	$24,866
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 37

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2025	2024
OPERATING ACTIVITIES
Net income	$373	$334
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	153	171
Net change in loans held for sale	(332)	171
Depreciation, amortization and accretion	123	102
Deferred income tax expense (benefit)	(16)	—
Share-based compensation	31	34
Net gain on sale of assets	(9)	(5)
Net (increase) decrease in other assets	34	(47)
Net increase (decrease) in other liabilities	(570)	(206)
Net change due to operating activities	(213)	554
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(2,365)	(3,057)
Proceeds from maturities and paydowns of debt securities available for sale	846	593
Proceeds from sales of debt securities available for sale	642	692
Proceeds from maturities and paydowns of debt securities held to maturity	150	150
Net (increase) decrease in interest-bearing deposits in banks	(50)	13
Purchases of loans	(188)	(345)
Sales of loans	240	107
Net (increase) decrease in loans and leases	(319)	2,873
Capital expenditures, net	(14)	(10)
Other	(50)	23
Net change due to investing activities	(1,108)	1,039
FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,800	(914)
Net increase (decrease) in short-term borrowed funds	47	(496)
Proceeds from issuance of long-term borrowed funds	2,533	5,765
Repayments of long-term borrowed funds	(2,675)	(5,437)
Treasury stock purchased	(200)	(300)
Dividends paid to common stockholders	(186)	(197)
Dividends paid to preferred stockholders	(34)	(31)
Other	(24)	(12)
Net change due to financing activities	2,261	(1,622)
Net change in cash and cash equivalents(1)	940	(29)
Cash and cash equivalents at beginning of period(1)	10,601	11,628
Cash and cash equivalents at end of period(1)	$11,541	$11,599
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$1,876	$107
(1) Cash and cash equivalents include cash and due from banks and interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements and Notes have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes included in annual financial statements prepared in accordance with GAAP. The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the interim period results presented. These unaudited interim financial statements and notes should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2024 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2025				December 31, 2024
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,145	$15	($91)	$4,069	$3,631	$3	($109)	$3,525
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	31,444	81	(1,772)	29,753	30,897	33	(2,135)	28,795
Other/non-agency	272	—	(11)	261	273	—	(13)	260
Total mortgage-backed securities	31,716	81	(1,783)	30,014	31,170	33	(2,148)	29,055
Collateralized loan obligations	124	—	—	124	184	—	—	184
Total debt securities available for sale, at fair value	$35,986	$96	($1,874)	$34,208	$34,986	$36	($2,257)	$32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,077	$—	($948)	$7,129	$8,187	$—	($1,051)	$7,136
Total mortgage-backed securities	8,077	—	(948)	7,129	8,187	—	(1,051)	7,136
Asset-backed securities	392	—	(6)	386	412	1	(9)	404
Total debt securities held to maturity	$8,469	$—	($954)	$7,515	$8,599	$1	($1,060)	$7,540
Equity securities, at cost(2)	$711	$—	$—	$711	$710	$—	$—	$710
Equity securities, at fair value(2)	236	—	—	236	220	—	—	220
(1) Excludes portfolio level basis adjustments of $(2) million and $(75) million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at March 31, 2025 and December 31, 2024.
(2) Included in other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 39

Accrued interest receivable on debt securities totaled $129 million and $125 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2025. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,142	$1,003	$—	$4,145
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	2,266	1,125	28,053	31,444
Other/non-agency	—	—	—	272	272
Collateralized loan obligations	—	—	124	—	124
Total debt securities available for sale	—	5,408	2,252	28,326	35,986
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,077	8,077
Asset-backed securities	—	392	—	—	392
Total debt securities held to maturity	—	392	—	8,077	8,469
Total amortized cost of debt securities	$—	$5,800	$2,252	$36,403	$44,455

Fair value:
U.S. Treasury and other	$—	$3,054	$1,015	$—	$4,069
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	2,202	1,070	26,481	29,753
Other/non-agency	—	—	—	261	261
Collateralized loan obligations	—	—	124	—	124
Total debt securities available for sale	—	5,256	2,209	26,743	34,208
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,129	7,129
Asset-backed securities	—	386	—	—	386
Total debt securities held to maturity	—	386	—	7,129	7,515
Total fair value of debt securities	$—	$5,642	$2,209	$33,872	$41,723
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $418 million and $399 million for the three months ended March 31, 2025 and 2024, respectively.
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Gains	$7	$5
Losses	—	—
Securities gains, net	$7	$5
At March 31, 2025 and December 31, 2024, debt securities with a carrying value of $3.6 billion and $4.0 billion, respectively, were pledged to secure public deposits, trust funds, FHLB borrowing capacity, repurchase agreements, derivative contracts and for other purposes as required or permitted by law.
Citizens Financial Group, Inc. | 40

Impairment
The Company evaluated its existing HTM portfolio as of March 31, 2025 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at March 31, 2025.
The following tables present AFS debt securities with fair values below their respective carrying values, separated by the duration the securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,582	($91)	$2,582	($91)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	6,836	(189)	14,089	(1,583)	20,925	(1,772)
Other/non-agency	—	—	261	(11)	261	(11)
Total mortgage-backed securities	6,836	(189)	14,350	(1,594)	21,186	(1,783)
Total	$6,836	($189)	$16,932	($1,685)	$23,768	($1,874)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,544	($109)	$2,544	($109)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	9,560	(265)	14,304	(1,870)	23,864	(2,135)
Other/non-agency	—	—	260	(13)	260	(13)
Total mortgage-backed securities	9,560	(265)	14,564	(1,883)	24,124	(2,148)
Total	$9,560	($265)	$17,108	($1,992)	$26,668	($2,257)
The Company does not currently have the intent to sell these debt securities, and it is not more likely than not that the Company will be required to sell these debt securities prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of March 31, 2025. The unrealized losses on these debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these debt securities are not impaired.
Citizens Financial Group, Inc. | 41

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	March 31, 2025	December 31, 2024
Commercial and industrial	$43,781	$42,551
Commercial real estate	26,727	27,225
Total commercial	70,508	69,776
Residential mortgages	33,114	32,726
Home equity	16,853	16,495
Automobile	4,044	4,744
Education	8,779	10,812
Other retail	4,337	4,650
Total retail	67,127	69,427
Total loans and leases	$137,635	$139,203
Accrued interest receivable on loans and leases held for investment totaled $817 million and $816 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $38.6 billion and $37.5 billion at March 31, 2025 and December 31, 2024, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $22.3 billion and $22.9 billion at March 31, 2025 and December 31, 2024, respectively.
Interest income on direct financing and sales-type leases for the three months ended March 31, 2025 and 2024 was $11 million and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations.
The following table presents the composition of LHFS:

	March 31, 2025				December 31, 2024
(dollars in millions)	Residential Mortgages(1)	Other retail(2)	Commercial(3)	Total	Residential Mortgages(1)	Commercial(3)	Total
Loans held for sale at fair value	$922	$—	$215	$1,137	$633	$192	$825
Other loans held for sale	—	1,644	39	1,683	—	33	33
Total loans held for sale	$922	$1,644	$254	$2,820	$633	$225	$858
(1) Residential mortgage LHFS at fair value are originated for sale.
(2) Other retail LHFS consist of education loans.
(3) Commercial LHFS at fair value consist of loans managed by the Company’s commercial secondary loan desk.
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2024, see Note 6 in the Company’s 2024 Form 10-K. There were no significant changes to the ACL reserve methodology during the three months ended March 31, 2025.
Citizens Financial Group, Inc. | 42

The following table presents a summary of changes in the ACL for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,140	$921	$2,061
Charge-offs	(85)	(149)	(234)
Recoveries	4	30	34
Net charge-offs	(81)	(119)	(200)
Provision expense (benefit) for loans and leases	89	64	153
Allowance for loan and lease losses, end of period	1,148	866	2,014
Allowance for unfunded lending commitments, beginning of period	155	43	198
Provision expense (benefit) for unfunded lending commitments	9	(9)	—
Allowance for unfunded lending commitments, end of period	164	34	198
Total allowance for credit losses, end of period	$1,312	$900	$2,212
During the three months ended March 31, 2025, net charge-offs of $200 million and a provision for expected credit losses of $153 million resulted in a decrease of $47 million to the ACL.
During the first quarter of 2025, the Company entered into an agreement to sell $1.9 billion of Non-Core education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a $25 million charge-off was recognized. This transaction will settle ratably each quarter throughout 2025, with $200 million settled during the first quarter.
As of March 31, 2025, the Company’s ACL economic forecast over a two-year reasonable and supportable period reflects a mild recession inclusive of uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures and geopolitical tensions. This forecast projects peak unemployment of approximately 5.1%, consistent with December 31, 2024, and a start-to-trough real GDP decline of approximately 0.5% and 0.4% at March 31, 2025 and December 31, 2024, respectively, and is generally applied to the retail and commercial and industrial portfolios. More severe economic scenarios are applied within the CRE portfolio, such as general office, with peak unemployment of approximately 9.3% and start-to-trough real GDP decline of approximately 4.4% at March 31, 2025 and December 31, 2024.
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
The Company utilizes internal risk ratings to monitor credit quality for commercial loans and leases. For more information on these ratings see Note 6 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 43

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of March 31, 2025:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$1,178	$5,502	$2,312	$3,878	$2,531	$2,593	$23,129	$73	$41,196
Special Mention	—	5	77	71	227	139	190	—	709
Substandard Accrual	—	12	55	144	296	294	776	16	1,593
Nonaccrual	—	—	4	83	45	62	83	6	283
Total commercial and industrial	1,178	5,519	2,448	4,176	3,099	3,088	24,178	95	43,781
Commercial real estate
Pass	774	2,558	1,099	5,193	5,066	5,923	1,361	4	21,978
Special Mention	—	—	100	1,005	355	433	80	6	1,979
Substandard Accrual	—	3	79	519	217	1,127	9	116	2,070
Nonaccrual	—	—	3	81	65	545	2	4	700
Total commercial real estate	774	2,561	1,281	6,798	5,703	8,028	1,452	130	26,727
Total commercial
Pass	1,952	8,060	3,411	9,071	7,597	8,516	24,490	77	63,174
Special Mention	—	5	177	1,076	582	572	270	6	2,688
Substandard Accrual	—	15	134	663	513	1,421	785	132	3,663
Nonaccrual	—	—	7	164	110	607	85	10	983
Total commercial	$1,952	$8,080	$3,729	$10,974	$8,802	$11,116	$25,630	$225	$70,508
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$5,945	$2,525	$4,194	$2,923	$895	$2,066	$21,323	$66	$39,937
Special Mention	2	79	98	236	48	48	211	—	722
Substandard Accrual	9	64	207	269	139	253	697	13	1,651
Nonaccrual	—	11	68	62	5	55	34	6	241
Total commercial and industrial	5,956	2,679	4,567	3,490	1,087	2,422	22,265	85	42,551
Commercial real estate
Pass	2,720	1,305	5,748	5,412	1,919	4,199	1,434	4	22,741
Special Mention	1	—	911	362	175	257	80	6	1,792
Substandard Accrual	3	22	359	253	275	875	9	120	1,916
Nonaccrual	—	67	89	58	90	470	2	—	776
Total commercial real estate	2,724	1,394	7,107	6,085	2,459	5,801	1,525	130	27,225
Total commercial
Pass	8,665	3,830	9,942	8,335	2,814	6,265	22,757	70	62,678
Special Mention	3	79	1,009	598	223	305	291	6	2,514
Substandard Accrual	12	86	566	522	414	1,128	706	133	3,567
Nonaccrual	—	78	157	120	95	525	36	6	1,017
Total commercial	$8,680	$4,073	$11,674	$9,575	$3,546	$8,223	$23,790	$215	$69,776
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
Citizens Financial Group, Inc. | 44

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of March 31, 2025:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$232	$1,568	$1,369	$3,343	$5,149	$6,701	$—	$—	$18,362
740-799	520	1,410	817	1,537	2,142	3,031	—	—	9,457
680-739	119	382	295	546	713	1,193	—	—	3,248
620-679	11	46	76	149	180	494	—	—	956
<620	—	18	133	118	163	643	—	—	1,075
No FICO available(1)	—	1	—	3	1	11	—	—	16
Total residential mortgages	882	3,425	2,690	5,696	8,348	12,073	—	—	33,114
Home equity
800+	—	1	—	3	3	75	5,770	193	6,045
740-799	—	—	—	1	3	52	5,382	224	5,662
680-739	—	—	—	1	1	43	3,064	206	3,315
620-679	—	—	1	1	1	19	788	178	988
<620	—	—	3	2	3	16	501	313	838
No FICO available(1)	—	—	—	—	—	—	5	—	5
Total home equity	—	1	4	8	11	205	15,510	1,114	16,853
Automobile
800+	—	—	63	343	575	177	—	—	1,158
740-799	—	—	87	376	482	172	—	—	1,117
680-739	—	—	82	289	322	114	—	—	807
620-679	—	—	46	166	167	64	—	—	443
<620	—	—	49	189	200	81	—	—	519
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	327	1,363	1,746	608	—	—	4,044
Education
800+	52	282	347	543	1,104	2,081	—	—	4,409
740-799	75	321	320	463	556	1,064	—	—	2,799
680-739	29	145	139	193	186	397	—	—	1,089
620-679	4	42	43	48	45	123	—	—	305
<620	1	9	15	22	24	72	—	—	143
No FICO available(1)	4	1	—	—	—	29	—	—	34
Total education	165	800	864	1,269	1,915	3,766	—	—	8,779
Other retail
800+	28	155	55	34	13	13	473	—	771
740-799	39	209	77	42	14	14	836	—	1,231
680-739	28	162	69	36	12	11	808	1	1,127
620-679	12	79	38	24	8	5	318	1	485
<620	2	35	28	30	8	4	236	1	344
No FICO available(1)	2	2	—	—	—	—	375	—	379
Total other retail	111	642	267	166	55	47	3,046	3	4,337
Total retail
800+	312	2,006	1,834	4,266	6,844	9,047	6,243	193	30,745
740-799	634	1,940	1,301	2,419	3,197	4,333	6,218	224	20,266
680-739	176	689	585	1,065	1,234	1,758	3,872	207	9,586
620-679	27	167	204	388	401	705	1,106	179	3,177
<620	3	62	228	361	398	816	737	314	2,919
No FICO available(1)	6	4	—	3	1	40	380	—	434
Total retail	$1,158	$4,868	$4,152	$8,502	$12,075	$16,699	$18,556	$1,117	$67,127
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 45

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,230	$1,302	$3,299	$5,109	$2,919	$3,869	$—	$—	$17,728
740-799	1,757	873	1,568	2,213	1,338	1,923	—	—	9,672
680-739	425	281	552	697	385	938	—	—	3,278
620-679	31	61	126	151	101	494	—	—	964
<620	15	37	76	147	89	703	—	—	1,067
No FICO available(1)	1	—	—	1	1	14	—	—	17
Total residential mortgages	3,459	2,554	5,621	8,318	4,833	7,941	—	—	32,726
Home equity
800+	1	—	3	4	1	76	5,634	200	5,919
740-799	—	—	1	2	1	65	5,275	224	5,568
680-739	—	—	1	—	1	76	2,995	183	3,256
620-679	—	1	4	3	2	60	752	141	963
<620	—	2	6	3	1	59	459	259	789
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	3	15	12	6	336	15,115	1,007	16,495
Automobile
800+	—	65	380	665	183	58	—	—	1,351
740-799	—	92	430	581	176	61	—	—	1,340
680-739	—	91	338	385	115	45	—	—	974
620-679	—	51	189	194	56	29	—	—	519
<620	—	47	197	216	62	38	—	—	560
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	346	1,534	2,041	592	231	—	—	4,744
Education
800+	227	373	657	1,517	1,256	1,475	—	—	5,505
740-799	290	359	571	804	637	811	—	—	3,472
680-739	110	150	229	261	211	337	—	—	1,298
620-679	27	48	55	58	51	111	—	—	350
<620	5	12	21	28	25	60	—	—	151
No FICO available(1)	5	—	—	—	—	31	—	—	36
Total education	664	942	1,533	2,668	2,180	2,825	—	—	10,812
Other retail
800+	186	65	36	15	11	10	512	—	835
740-799	259	96	46	18	13	11	895	1	1,339
680-739	201	87	39	15	11	7	845	1	1,206
620-679	97	47	27	10	6	3	335	1	526
<620	32	31	34	15	7	3	234	1	357
No FICO available(1)	5	—	—	—	—	—	382	—	387
Total other retail	780	326	182	73	48	34	3,203	4	4,650
Total retail
800+	1,644	1,805	4,375	7,310	4,370	5,488	6,146	200	31,338
740-799	2,306	1,420	2,616	3,618	2,165	2,871	6,170	225	21,391
680-739	736	609	1,159	1,358	723	1,403	3,840	184	10,012
620-679	155	208	401	416	216	697	1,087	142	3,322
<620	52	129	334	409	184	863	693	260	2,924
No FICO available(1)	11	—	—	1	1	45	382	—	440
Total retail	$4,904	$4,171	$8,885	$13,112	$7,659	$11,367	$18,318	$1,011	$69,427
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 46

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Three Months Ended March 31, 2025
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$1	$2	$22	$—	$9	$—	$34
Commercial real estate	—	—	—	8	—	43	—	—	51
Total commercial	—	—	1	10	22	43	9	—	85
Residential mortgages	—	—	—	—	—	1	—	—	1
Home equity	—	—	—	—	—	1	4	—	5
Automobile	—	—	2	7	7	4	—	—	20
Education	—	1	2	5	13	35	—	—	56
Other retail	4	15	8	4	2	2	32	—	67
Total retail	4	16	12	16	22	43	36	—	149
Total loans and leases	$4	$16	$13	$26	$44	$86	$45	$—	$234

	Three Months Ended March 31, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$5	$1	$4	$—	$1	$3	$—	$14
Commercial real estate	—	—	—	—	59	29	—	—	88
Total commercial	—	5	1	4	59	30	3	—	102
Residential mortgages	—	—	—	—	—	2	—	—	2
Home equity	—	—	—	—	—	1	2	1	4
Automobile	—	2	9	11	3	3	—	—	28
Education	—	—	1	6	7	18	—	—	32
Other retail	4	9	4	3	—	4	39	—	63
Total retail	4	11	14	20	10	28	41	1	129
Total loans and leases	$4	$16	$15	$24	$69	$58	$44	$1	$231
Citizens Financial Group, Inc. | 47

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$43,420	$56	$13	$9	$283	$43,781	$45
Commercial real estate	25,887	131	5	4	700	26,727	19
Total commercial	69,307	187	18	13	983	70,508	64
Residential mortgages	32,682	60	36	138	198	33,114	147
Home equity	16,450	94	27	—	282	16,853	178
Automobile	3,900	80	25	—	39	4,044	6
Education	8,699	39	18	3	20	8,779	2
Other retail	4,207	42	27	1	60	4,337	1
Total retail	65,938	315	133	142	599	67,127	334
Total	$135,245	$502	$151	$155	$1,582	$137,635	$398
Guaranteed residential mortgages(1)	$824	$32	$19	$137	$—	$1,012	$—

	December 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$42,247	$35	$20	$8	$241	$42,551	$31
Commercial real estate	26,212	204	27	6	776	27,225	32
Total commercial	68,459	239	47	14	1,017	69,776	63
Residential mortgages	32,011	251	93	179	192	32,726	142
Home equity	16,097	88	27	—	283	16,495	182
Automobile	4,563	100	33	—	48	4,744	6
Education	10,686	45	23	2	56	10,812	4
Other retail	4,504	46	31	1	68	4,650	1
Total retail	67,861	530	207	182	647	69,427	335
Total	$136,320	$769	$254	$196	$1,664	$139,203	$398
Guaranteed residential mortgages(1)	$696	$119	$55	$172	$—	$1,042	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At March 31, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $397 million and $372 million, respectively, and collateral-dependent commercial loans totaling $513 million and $607 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $302 million and $295 million as of March 31, 2025 and December 31, 2024, respectively.
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
Citizens Financial Group, Inc. | 48

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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended March 31, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$32	$141	$2	$—	$—	$1	$176	0.40%
Commercial real estate	10	172	73	—	—	25	280	1.05
Total commercial	42	313	75	—	—	26	456	0.65
Residential mortgages	1	15	2	—	4	1	23	0.07
Home equity	1	—	2	—	1	—	4	0.02
Automobile	—	—	—	—	—	—	—	—
Education	2	—	—	—	—	—	2	0.02
Other retail	6	—	—	—	—	—	6	0.14
Total retail	10	15	4	—	5	1	35	0.05
Total	$52	$328	$79	$—	$5	$27	$491	0.36%

	Three Months Ended March 31, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$85	$65	$—	$1	$32	$183	0.42%
Commercial real estate	—	443	24	—	40	1	508	1.76
Total commercial	—	528	89	—	41	33	691	0.95
Residential mortgages	1	37	5	—	3	—	46	0.15
Home equity	1	1	—	—	4	—	6	0.04
Automobile	—	—	—	—	—	—	—	—
Education	3	—	18	—	—	—	21	0.18
Other retail	5	—	—	—	—	—	5	0.10
Total retail	10	38	23	—	7	—	78	0.11
Total	$10	$566	$112	$—	$48	$33	$769	0.54%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
Citizens Financial Group, Inc. | 49

The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024, disaggregated by class of financing receivable.

	Three Months Ended March 31, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	0.81%	10	$—	$—
Commercial real estate	0.75	10	1	—
Residential mortgages	0.98	111	—	—
Home equity	4.55	74	—	—
Automobile	—	—	—	—
Education	4.96	—	—	—
Other retail	20.30	—	—	2

	Three Months Ended March 31, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	4.49%	9	$1	$—
Commercial real estate	0.53	16	1	—
Residential mortgages	2.01	88	—	—
Home equity	3.16	88	—	—
Automobile	—	—	—	—
Education	4.31	—	—	—
Other retail	19.80	—	—	2
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ending March 31, 2025 and 2024, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	March 31, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$311	$17	$—	$3	$51	$382
Commercial real estate	380	33	—	—	385	798
Total commercial	691	50	—	3	436	1,180
Residential mortgages	51	4	3	17	19	94
Home equity	9	—	1	—	12	22
Automobile	—	—	—	—	—	—
Education	8	—	—	—	1	9
Other retail	13	2	1	—	1	17
Total retail	81	6	5	17	33	142
Total	$772	$56	$5	$20	$469	$1,322
Citizens Financial Group, Inc. | 50

	March 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$223	$1	$5	$—	$144	$373
Commercial real estate	667	38	5	33	136	879
Total commercial	890	39	10	33	280	1,252
Residential mortgages	71	17	—	22	15	125
Home equity	5	—	—	—	10	15
Automobile	—	—	—	—	—	—
Education	51	1	—	—	6	58
Other retail	10	1	1	—	1	13
Total retail	137	19	1	22	32	211
Total	$1,027	$58	$11	$55	$312	$1,463
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

	Three Months Ended March 31, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	71	—	—	71
Total commercial	—	71	—	—	71
Residential mortgages	—	5	1	2	8
Home equity	1	—	—	1	2
Automobile	—	—	—	—	—
Education	—	—	—	—	—
Other retail	1	—	—	—	1
Total retail	2	5	1	3	11
Total	$2	$76	$1	$3	$82

	Three Months Ended March 31, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$34	$—	$—	$34
Commercial real estate	—	38	—	—	38
Total commercial	—	72	—	—	72
Residential mortgages	—	6	—	—	6
Home equity	—	—	—	—	—
Automobile	—	—	—	—	—
Education	2	—	—	—	2
Other retail	—	—	—	—	—
Total retail	2	6	—	—	8
Total	$2	$78	$—	$—	$80
Unfunded commitments related to loans modified during the three months ended March 31, 2025 were $157 million at March 31, 2025. Unfunded commitments related to loans modified during the year ended December 31, 2024 were $206 million at December 31, 2024.
Citizens Financial Group, Inc. | 51

NOTE 5 - MORTGAGE BANKING AND OTHER SERVICED LOANS
Mortgage Banking
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Cash proceeds from residential mortgage loans sold with servicing retained	$1,658	$1,488
Gain on sales(1)	16	15
Contractually specified servicing, late and other ancillary fees(1)	70	79
(1) Reported in mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $95.2 billion and $95.6 billion at March 31, 2025 and December 31, 2024, respectively. The Company manages the risk associated with changes in the value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(dollars in millions)	2025	2024
Fair value as of beginning of the period	$1,491	$1,552
Amounts capitalized	27	18
Sales(1)	(72)	—
Changes in unpaid principal balance during the period(2)	(39)	(46)
Changes in fair value during the period(3)	(10)	40
Fair value at end of the period	$1,397	$1,564
(1) For the three months ended March 31, 2025, represents the sale of the excess servicing yield on MSRs related to certain FNMA mortgages with a total unpaid principal balance of $10.5 billion.
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
Citizens Financial Group, Inc. | 52

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

(dollars in millions)	March 31, 2025	December 31, 2024
Fair value	$1,397	$1,491
Weighted average life (years)	8.5	8.7
Weighted average constant prepayment rate	7.1%	6.7%
Decline in fair value from 10% adverse change	$35	$35
Decline in fair value from 20% adverse change	$67	$67
Weighted average option adjusted spread	628 bps	632 bps
Decline in fair value from 10% adverse change	$40	$42
Decline in fair value from 20% adverse change	$79	$84
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
Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	March 31, 2025	December 31, 2024
Education	$397	$420
Commercial and industrial(1)	90	92
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
For more details regarding the Company’s involvement with VIEs see Note 11 in the Company’s 2024 Form 10-K.
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	March 31, 2025	December 31, 2024
Assets:
Interest-bearing deposits in banks	$197	$209
Net loans and leases	3,313	3,843
Other assets	21	21
Total assets	$3,531	$4,073
Liabilities:
Long-term borrowed funds	$2,885	$3,375
Other liabilities	7	8
Total liabilities	$2,892	$3,383
Citizens Financial Group, Inc. | 53

Secured Borrowings
The Company utilizes a portion of its auto loan portfolio to support certain secured borrowing arrangements, which provide a source of funding for the Company and involves the transfer of auto loans to bankruptcy remote special purpose entities (“SPEs”). These SPEs then issue asset-backed notes to third parties collateralized by the transferred loans.
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
A summary of these investments is presented below:

(dollars in millions)	March 31, 2025	December 31, 2024
Lending to special purpose entities included in loans and leases	$4,221	$4,215
LIHTC investments included in other assets	2,685	2,631
LIHTC unfunded commitments included in other liabilities	1,142	1,109
Asset-backed investments included in HTM securities	392	412
Renewable energy investments included in other assets	256	269
NMTC investments included in other assets	2	2
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored special purpose entities. As of March 31, 2025 and December 31, 2024, the lending facilities had undrawn commitments to extend credit of $2.9 billion and $2.8 billion, respectively. For more information on commitments to extend credit see Note 11.
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
Contingent commitments related to the Company’s renewable energy investments were $44 million at March 31, 2025, and are expected to be paid in varying amounts through 2027. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold, changes in the production tax credit rates set by the Internal Revenue Service, and the achievement of commercial operation for a certain renewable energy project under its power purchase agreement.
New Markets Tax Credit Program
The Company participates in the NMTC program which provides a tax incentive for private sector investment into economic development projects and businesses located in low-income communities.
Citizens Financial Group, Inc. | 54

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Tax credits recognized	$106	$97
Other tax benefits recognized	23	23
Amortization	(102)	(99)
Net benefit (expense) included in income tax expense	27	21
Other income	2	1
Allocated income (loss) on investments	(3)	(3)
Net benefit (expense) included in noninterest income	(1)	(2)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$26	$19
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2025 and 2024, this includes LIHTC, renewable energy and NMTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three months ended March 31, 2025 and 2024.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following.

(dollars in millions)	March 31, 2025	December 31, 2024
Other short-term borrowed funds	$47	$—
Total short-term borrowed funds	$47	$—
Citizens Financial Group, Inc. | 55

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	March 31, 2025	December 31, 2024
Parent Company:
4.350% fixed-rate subordinated debt, due August 2025	133	133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,245	1,245
2.500% fixed-rate senior unsecured notes, due February 2030	299	299
3.250% fixed-rate senior unsecured notes, due April 2030	747	747
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	61	60
5.253% fixed/floating-rate senior unsecured notes, due March 2031	746	—
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,244	1,243
2.638% fixed-rate subordinated debt, due September 2032	571	570
6.645% fixed/floating-rate senior unsecured notes, due April 2035	745	745
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	750	750
5.284% fixed/floating-rate senior unsecured notes, due January 2026(1)	—	350
3.750% senior unsecured notes, due February 2026	494	492
4.575% fixed/floating-rate senior unsecured notes, due August 2028	798	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 2.944% weighted average rate, due through 2043(2)	42	53
Secured borrowings, 5.565% weighted average rate, due through 2031(2)(3)	2,937	3,461
Other	18	18
Total long-term borrowed funds	$12,267	$12,401
(1) Notes were redeemed on January 27, 2025.
(2) Rate disclosed reflects the weighted average rate as of March 31, 2025.
(3) Collateralized by loans. See Note 6 for additional information.
At March 31, 2025, the Company’s long-term borrowed funds include principal balances of $12.4 billion, unamortized debt issuance costs and discounts of $84 million, and hedging basis adjustments of ($6) million. At December 31, 2024, the Company’s long-term borrowed funds include principal balances of $12.5 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($8) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $4.7 billion and $4.6 billion at March 31, 2025 and December 31, 2024, respectively. The Company’s available FHLB borrowing capacity was $23.0 billion and $21.1 billion at March 31, 2025 and December 31, 2024, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2025, the Company’s unused secured borrowing capacity was approximately $77.4 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
NOTE 8 - DERIVATIVES
In the normal course of business, the Company enters into derivative transactions to meet the financing and hedging needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward purchase and sale contracts, and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 20 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 56

The following table presents derivative instruments included in the Consolidated Balance Sheets:

	March 31, 2025			December 31, 2024
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$72,140	$284	$10	$69,077	$402	$5
Derivatives not designated as hedging instruments:
Interest rate contracts	163,936	175	674	171,193	160	905
Foreign exchange contracts	36,876	318	326	34,749	472	411
Commodities contracts	1,133	689	634	1,136	429	379
TBA contracts	3,167	2	10	2,714	10	8
Other contracts	1,080	9	3	615	3	2
Total derivatives not designated as hedging instruments	206,192	1,193	1,647	210,407	1,074	1,705
Total gross derivatives	278,332	1,477	1,657	279,484	1,476	1,710
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(411)	(411)		(391)	(391)
Less: Cash collateral applied(1)		(306)	(363)		(677)	(99)
Total net derivatives presented in the Consolidated Balance Sheets		$760	$883		$408	$1,220
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
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At March 31, 2025 and December 31, 2024, the Company has designated $4.7 billion of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. At March 31, 2025 and December 31, 2024, the Company has also designated $3.2 billion and $3.1 billion, respectively, of interest rate swaps as fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities portfolio.
Citizens Financial Group, Inc. | 57

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended March 31, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$116	($2)
Derivatives	(118)	2
Amounts related to interest settlements on derivatives	11	(2)
Total net interest income recognized on fair value hedges	$9	($2)
Three Months Ended March 31, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	($135)	$3
Derivatives	139	(3)
Amounts related to interest settlements on derivatives	25	(4)
Total net interest income recognized on fair value hedges	$29	($4)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	March 31, 2025		December 31, 2024
	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets(2)	$9,623	$—	$9,557	$—
Carrying amount of hedged liabilities	—	494	—	491
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	20	(6)	(97)	(8)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.3 billion and $6.4 billion, respectively, including associated cumulative basis adjustments of $(2) million and $(75) million, respectively. The amount of the designated hedging instruments was $4.7 billion at March 31, 2025 and December 31, 2024.
(2) Carrying amount represents amortized cost.
Cash Flow Hedges
In a cash flow hedge the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from AOCI into earnings in the period during which the hedged item affects earnings.
The Company enters into interest rate swap agreements designed primarily to hedge a portion of its floating-rate assets and liabilities. All of these swaps are deemed highly effective cash flow hedges. From time to time, the Company may also enter into certain interest rate option agreements that utilize interest rate floors and/or caps. Option premiums paid and received are excluded from the assessment of hedge effectiveness and are amortized over the life of the instruments. During the first quarter of 2025, the Company entered into a cash flow hedge with a notional amount of $1.5 billion to manage the variability in cash flows related to the sale of Non-Core education loans, which will settle ratably each quarter throughout 2025.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Pre-tax net gains (losses) recognized in OCI	$284	($550)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(202)	(203)
Pre-tax net gains (losses) reclassified from AOCI into interest expense	—	—
Citizens Financial Group, Inc. | 58

Using the March 31, 2025 interest rate curve, the Company estimates that $612 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after March 31, 2025.
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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2025	2024
Economic hedge type:
Customer interest rate contracts	$165	($494)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	(157)	503	Foreign exchange and derivative products
Customer foreign exchange contracts	98	(110)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	(131)	145	Foreign exchange and derivative products
Customer commodity contracts	343	35	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(336)	(32)	Foreign exchange and derivative products
Residential loan commitments	6	(2)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(13)	3	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	22	(38)	Mortgage banking fees
Total	($3)	$10
Citizens Financial Group, Inc. | 59

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended March 31,
(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Balance at January 1, 2024	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(405)	(173)	4	(574)
Amounts reclassified to the Consolidated Statements of Operations	149	14	5	168
Net other comprehensive income (loss)	(256)	(159)	9	(406)
Balance at March 31, 2024	($1,343)	($2,497)	($324)	($4,164)
Balance at January 1, 2025	($925)	($2,369)	($301)	($3,595)
Other comprehensive income (loss) before reclassifications	208	282	—	490
Amounts reclassified to the Consolidated Statements of Operations	148	13	3	164
Net other comprehensive income (loss)	356	295	3	654
Balance at March 31, 2025	($569)	($2,074)	($298)	($2,941)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2025			December 31, 2024
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series E	1,000	(1)	450,000	(2)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Series H	1,000	(1)	400,000	(3)	392	400,000	392
Total			2,150,000		$2,113	2,150,000	$2,113
(1) Equivalent to $25 per depositary share.
(2) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(3) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 60

Dividends
The following table summarizes the Company’s dividend activity for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$186	$186	$0.42	$197	$197
Preferred stock
Series B	$19.11	$6	$6	$21.72	$7	$7
Series C	19.50	6	6	15.94	5	5
Series D	—	—	—	15.88	5	5
Series E	12.50	5	6	12.50	5	5
Series F	14.13	6	6	14.13	5	6
Series G	10.00	3	3	10.00	3	3
Series H	18.44	7	7	—	—	—
Total preferred stock		$33	$34		$30	$31
Treasury Stock
During the three months ended March 31, 2025 and 2024, the Company repurchased $200 million, or 4,483,894 shares, and $300 million, or 9,244,939 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2024 Form 10-K.

(dollars in millions)	March 31, 2025	December 31, 2024
Commitments to extend credit	$94,106	$93,460
Letters of credit	1,875	1,845
Loans sold with recourse	91	93
Marketing rights	12	14
Risk participation agreements	5	1
Total	$96,089	$95,413
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
Citizens Financial Group, Inc. | 61

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
•Risk Participation Agreements - RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At March 31, 2025, the remaining terms on these RPAs ranged from less than one year to nine years.
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
Citizens Financial Group, Inc. | 62

Fair Value Option
The Company elected to account for residential mortgage LHFS and certain commercial LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2025			December 31, 2024
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$922	$894	$28	$633	$625	$8
Commercial loans held for sale	215	226	(11)	192	199	(7)
For more information on the election of the fair value option for these assets see Note 20 in the Company’s 2024 Form 10-K.
Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. For more information on the valuation techniques utilized to measure fair value on a recurring basis, see Note 20 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 63

The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at March 31, 2025:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$30,014	$—	$30,014	$—
Collateralized loan obligations	124	—	124	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,069	4,069	—	—
Total debt securities available for sale	34,208	4,069	30,139	—
Loans held for sale:
Residential loans held for sale	922	—	922	—
Commercial loans held for sale	215	—	215	—
Total loans held for sale, at fair value	1,137	—	1,137	—
Mortgage servicing rights	1,397	—	—	1,397
Derivative assets:
Interest rate contracts	459	—	459	—
Foreign exchange contracts	318	—	318	—
Commodities contracts	689	—	689	—
TBA contracts	2	—	2	—
Other contracts	9	—	1	8
Total derivative assets	1,477	—	1,469	8
Equity securities, at fair value(1)	178	178	—	—
Short-term investments	55	20	35	—
Total assets	$38,452	$4,267	$32,780	$1,405
Derivative liabilities:
Interest rate contracts	$684	$—	$684	$—
Foreign exchange contracts	326	—	326	—
Commodities contracts	634	—	634	—
TBA contracts	10	—	10	—
Other contracts	3	—	—	3
Total derivative liabilities	1,657	—	1,654	3
Short-term borrowed funds	47	39	8	—
Other liabilities	106	—	106	—
Total liabilities	$1,810	$39	$1,768	$3
(1) Excludes investments of $58 million included in other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $23 million at March 31, 2025, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 65

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2025
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,491	$1
Issuances	27	16
Sales(1)	(72)	—
Settlements(2)	(39)	(16)
Changes in fair value during the period recognized in earnings(3)	(10)	4
Ending balance	$1,397	$5

	Three Months Ended March 31, 2024
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,552	$7
Issuances	18	13
Settlements(2)	(46)	(10)
Changes in fair value during the period recognized in earnings(3)	40	(2)
Ending balance	$1,564	$8
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

			As of March 31, 2025	As of December 31, 2024
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.65-16.12% CPR (7.10% CPR)	5.08-16.32% CPR (6.70% CPR)
		Option adjusted spread	398-1,058 bps (628 bps)	398-1,058 bps (632 bps)
Other derivative contracts	Internal Model	Pull through rate	6.67-99.93% (82.98%)	5.09-99.90% (83.06%)
		MSR value	31.71-163.78 bps (117.97 bps)	23.91-171.64 bps (121.23 bps)
(1) Disclosures related to the fair value measurement of financial instruments deemed immaterial are not included.
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. For more information on the valuation techniques utilized to measure fair value on a nonrecurring basis, see Note 20 in the Company’s 2024 Form 10-K.
The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Collateral-dependent loans	($59)	($56)

The following table presents assets measured at fair value on a nonrecurring basis:

	March 31, 2025				December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$910	$—	$910	$—	$979	$—	$979	$—
Citizens Financial Group, Inc. | 66

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions:

	March 31, 2025
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,469	$7,515	$—	$—	$8,077	$7,129	$392	$386
Loans held for sale	1,683	1,683	—	—	—	—	1,683	1,683
Net loans and leases	135,621	134,844	—	—	910	910	134,711	133,934
Other assets	711	711	—	—	689	689	22	22
Financial liabilities:
Deposits	177,576	177,508	—	—	177,576	177,508	—	—
Long-term borrowed funds	12,267	12,222	—	—	12,267	12,222	—	—

	December 31, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,599	$7,540	$—	$—	$8,187	$7,136	$412	$404
Loans held for sale	33	33	—	—	—	—	33	33
Net loans and leases	137,142	136,293	—	—	979	979	136,163	135,314
Other assets	710	710	—	—	689	689	21	21
Financial liabilities:
Deposits	174,776	174,651	—	—	174,776	174,651	—	—
Long-term borrowed funds	12,401	12,247	—	—	12,401	12,247	—	—
NOTE 13 - NONINTEREST INCOME
A portion of the Company’s noninterest income relates to certain fee-based revenue earned from contracts with customers based on the amount of consideration expected to be received upon the transfer of control of a good or service. For a description of the components of revenue from contracts with customers and how each component is recognized for the principal products and services of the Company’s business segments, see Note 21 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 67

The following tables present noninterest income segregated by revenue from contracts with customers and revenue from other sources, disaggregated by business segment. Revenue from other sources primarily includes income from letter of credit and loan fees, foreign exchange and derivative products, and mortgage banking fees.

	Three Months Ended March 31, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$74	$34	$—	$—	$108
Card fees	67	13	—	—	80
Capital markets fees	—	95	—	—	95
Wealth fees	81	—	—	—	81
Other banking fees	1	2	—	—	3
Total revenue from contracts with customers	$223	$144	$—	$—	$367
Total revenue from other sources(1)	74	71	—	32	177
Total noninterest income	$297	$215	$—	$32	$544

	Three Months Ended March 31, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$63	$33	$—	$—	$96
Card fees	66	15	—	3	84
Capital markets fees	—	116	—	—	116
Wealth fees	68	—	—	—	68
Other banking fees	1	2	—	—	3
Total revenue from contracts with customers	$198	$166	$—	$3	$367
Total revenue from other sources(1)	60	61	—	29	150
Total noninterest income	$258	$227	$—	$32	$517
(1) Includes bank-owned life insurance income of $27 million and $24 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, the Company recognized trailing commissions of $4 million related to previous investment sales.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of other operating expense:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Marketing	$40	$35
Deposit insurance(1)	38	76
Other	79	92
Other operating expense	$157	$203
(1) Includes an industry-wide FDIC special assessment of $35 million for the three months ended March 31, 2024.
Citizens Financial Group, Inc. | 68

NOTE 15 - EARNINGS PER SHARE

	Three Months Ended March 31,
(dollars in millions, except per share data)	2025	2024
Numerator (basic and diluted):
Net income	$373	$334
Less: Preferred stock dividends	33	30
Net income available to common stockholders	$340	$304
Denominator:
Weighted-average common shares outstanding - basic	438,320,757	461,358,681
Dilutive common shares: share-based awards	3,879,423	2,439,283
Weighted-average common shares outstanding - diluted	442,200,180	463,797,964
Earnings per common share:
Basic	$0.78	$0.66
Diluted(1)	0.77	0.65
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 126,523 and 1,305,850 for the three months ended March 31, 2025 and 2024, respectively.
NOTE 16 - BUSINESS SEGMENTS
The Company is managed by its CODM, the Chief Executive Officer, on a segment basis. The Company’s three reportable business segments are Consumer Banking, Commercial Banking, and Non-Core. The business segments are determined based on the products and services provided, or the type of customer served. Each business segment has a segment head that reports directly to the Chief Executive Officer, who has final authority over resource allocation decisions and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
The CODM utilizes segment pretax profit or loss as the primary measure to allocate resources to the Company’s business segments during the annual budgeting and forecasting process. This measure is also used to assess the performance of each segment, with a focus on monitoring net interest income, noninterest income, and noninterest expense. To ensure effective oversight, the CODM participates in monthly business review meetings, where budget- and forecast-to-actual variances for pretax profit or loss and its components are analyzed. These evaluations inform the CODM’s decisions regarding the allocation of capital and resources across the business segments, ensuring alignment with the Company’s strategic objectives.
Developing and applying methodologies used to allocate items among the business segments is a dynamic process. Accordingly, financial results may be revised periodically as management systems are enhanced, methods of evaluating performance or product lines are updated, or organizational structure changes occur.
For more information on the Company’s business segments, as well as Other non-segment operations, see Note 26 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 69

	Three Months Ended March 31, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,193	$441	($15)	($228)	$1,391
Noninterest income	297	215	—	32	544
Total revenue	1,490	656	(15)	(196)	1,935
Direct expenses(1)(2)	669	218	—	427	1,314
Indirect expenses(3)	285	109	16	(410)	—
Noninterest expense	954	327	16	17	1,314
Profit (loss) before provision (benefit) for credit losses	536	329	(31)	(213)	621
Provision (benefit) for credit losses	86	77	37	(47)	153
Income (loss) before income tax expense (benefit)	450	252	(68)	(166)	468
Income tax expense (benefit)	114	56	(17)	(58)	95
Net income (loss)	$336	$196	($51)	($108)	$373
Total average assets	$77,534	$65,366	$6,536	$66,873	$216,309
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $31 million, $5 million and $75 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Three Months Ended March 31, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,093	$514	($37)	($128)	$1,442
Noninterest income	258	227	—	32	517
Total revenue	1,351	741	(37)	(96)	1,959
Direct expenses(1)(2)	576	213	1	568	1,358
Indirect expenses(3)	327	104	24	(455)	—
Noninterest expense	903	317	25	113	1,358
Profit (loss) before provision (benefit) for credit losses	448	424	(62)	(209)	601
Provision (benefit) for credit losses	81	81	19	(10)	171
Income (loss) before income tax expense (benefit)	367	343	(81)	(199)	430
Income tax expense (benefit)	95	84	(21)	(62)	96
Net income (loss)	$272	$259	($60)	($137)	$334
Total average assets	$73,833	$70,100	$10,554	$66,283	$220,770
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $27 million, $7 million and $77 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part I, Item 2 and is incorporated herein by reference.
Citizens Financial Group, Inc. | 70

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under Item 1A “Risk Factors” in the Company’s 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended March 31, 2025 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
January 1, 2025 - January 31, 2025	3,518,940	$44.63	3,518,940	$542,938,681
February 1, 2025 - February 28, 2025	1,032	$0.01	—	$542,938,681
March 1, 2025 - March 31, 2025	963,922	$44.64	962,036	$500,000,000
(1) Includes shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards.
(2) On June 28, 2024, the Company announced that its Board of Directors increased the capacity under its common share repurchase program by an additional $656 million to $1.25 billion, which was incremental to the $594 million of capacity remaining under the prior February 2023 authorization.
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
Citizens Financial Group, Inc. | 71

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

* Filed herewith.
Citizens Financial Group, Inc. | 72

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2025.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Christopher J. Schnirel
Name: Christopher J. Schnirel
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Citizens Financial Group, Inc. | 73