Form 10-Q
period 2025-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2025-08-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
(203) 900-6715
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	CFG	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 5.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E	CFG PrE	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 7.375% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series H	CFG PrH	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series I	CFG PrI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 431,348,989 shares of the registrant’s common stock ($0.01 par value) outstanding on July 25, 2025.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Subsidiaries
CLTV	Combined Loan-to-Value
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
Efficiency Ratio	Noninterest expense divided by total revenue, inclusive of net interest income and noninterest income
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
LHFS	Loans Held for Sale
LIHTC	Low Income Housing Tax Credit
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Citizens Financial Group, Inc. | 3

Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSR	Mortgage Servicing Right
NM	Not meaningful
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To-Be-Announced Mortgage Security
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
Forward-looking statements are based upon the current beliefs and expectations of management, and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•Negative economic, business, and political conditions, including as a result of the interest rate environment, supply chain disruptions, tariffs, inflationary pressures, and labor shortages that adversely affect the general economy, housing prices, the job market, consumer confidence, and spending habits;
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
•Financial services reform and other current, pending, or future legislation or regulation that could have a negative effect on our revenue and businesses;
•Environmental risks, such as physical or transition risks associated with climate change, and social and governance risks, that could adversely affect our reputation, operations, business, and customers;
•A failure in or breach of our compliance with laws, as well as operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyberattacks; and
•Management’s ability to identify and manage these and other risks.
Citizens Financial Group, Inc. | 6

In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, balance sheet growth, market conditions, and regulatory considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2024 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $218.3 billion in assets as of June 30, 2025. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas, and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center and the convenience of approximately 3,000 ATMs and approximately 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
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
Citizens Financial Group, Inc. | 7

EXECUTIVE SUMMARY
This summary highlights select financial information of the Company as well as information regarding certain significant events and transactions occurring during the six months ended June 30, 2025. This summary should be read in conjunction with this entire document for a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting policies and estimates. Each of these items, taken individually or collectively, could have an impact on the Company’s financial condition, results of operations and cash flows. For additional information regarding our financial performance and condition, see “Results of Operations” and “Analysis of Financial Condition.”
Key Financial Highlights
•Net income of $436 million and $809 million for the three and six months ended June 30, 2025, respectively, increased $44 million and $83 million, with earnings per diluted common share up $0.14 to $0.92 and up $0.25 to $1.69, compared to the same periods in 2024.
•Net interest income of $1.4 billion and $2.8 billion for the three and six months ended June 30, 2025, respectively, increased $27 million compared to the same three-month period in 2024, primarily driven by higher net interest margin, and decreased $24 million compared to the same six-month period in 2024, primarily driven by a decline in average interest-earning assets.
•Noninterest income of $600 million and $1.1 billion for the three and six months ended June 30, 2025, respectively, increased $47 million and $74 million compared to the same periods in 2024, primarily driven by higher mortgage banking, wealth, and service charge fees.
•Noninterest expense of $1.3 billion for the three months ended June 30, 2025 increased $18 million compared to the same period in 2024, driven by salaries and employee benefits related to hiring for the Private Bank and Private Wealth build-out, partially offset by a decline in other operating expense driven by efficiency efforts and lower FDIC deposit insurance costs. Noninterest expense of $2.6 billion for the six months ended June 30, 2025 decreased $26 million compared to the same period in 2024, primarily driven by efficiency efforts and lower FDIC deposit insurance costs.
•Provision expense of $164 million and $317 million for the three and six months ended June 30, 2025, respectively, decreased $18 million and $36 million compared to the same periods in 2024, reflecting Non-Core portfolio runoff and improving loan mix.
•The efficiency ratio of 64.76% and 66.29% for the three and six months ended June 30, 2025, respectively, compared to 66.27% and 67.79% for the same periods in 2024.
•ROTCE of 11.05% and 10.35% for the three and six months ended June 30, 2025, respectively, compared to 10.61% and 9.73% for the same periods in 2024.
•Tangible book value per common share of $35.23 increased 9% from December 31, 2024, driven by a decrease in common shares outstanding of 8 million and a net increase in tangible common equity of $1.0 billion. The increase in tangible common equity is primarily attributable to increases in AOCI of $956 million and retained earnings of $371 million, including net income of $809 million for the six months ended June 30, 2025.
See “Non-GAAP Financial Measures” for more information regarding the ROTCE and tangible book value per common share non-GAAP financial measures presented herein.
Sale of Education Loans
During the first quarter of 2025, we entered into an agreement to sell $1.9 billion of Non-Core education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a charge-off of $25 million was recognized, which was covered by existing reserves. This transaction will settle ratably each quarter throughout 2025, of which approximately $800 million has settled to date, and the remaining $1.1 billion to be settled in the second half of 2025.
Share Repurchases
On June 13, 2025, we announced that our Board of Directors increased the capacity of our common share repurchase program to $1.5 billion, an increase of $1.2 billion above the $300 million of capacity remaining under the prior June 2024 authorization. During the three and six months ended June 30, 2025, the Parent Company repurchased $200 million and $400 million, respectively, of its outstanding common stock. See Note 10 and Item 2 for additional information on share repurchase activity.
Citizens Financial Group, Inc. | 8

Preferred Stock
On July 31, 2025, we issued $400 million, or 400,000 shares, of 6.500% fixed-rate reset non-cumulative perpetual Series I Preferred Stock, par value of $25 per share with a liquidation preference of $1,000 per share.. Holders of Series I Preferred Stock will be entitled to receive dividend payments only when, as and if declared by our Board of Directors. Any such dividends will be payable quarterly in arrears on January 6, April 6, July 6, and October 6 of each year, beginning on January 6, 2026 (long first dividend period), which is expected to be declared in the fourth quarter of 2025.
We intend to use the net proceeds from the issuance of the Series I Preferred Stock to redeem some, or all, of the outstanding shares of our 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock on the dividend payment and earliest available redemption date of October 6, 2025. There is no assurance that we will decide to redeem the Series F Preferred Stock or, if we do, the amount and timing of the redemption. If we decide to redeem the Series F Preferred Stock, we will announce the redemption by press release and an appropriate notice of redemption.
Other Developments
On March 27, 2025, the SEC voted to end its defense of several court challenges of its climate disclosure rule. The rule requires companies to disclose certain climate-related matters, including risks, activities to mitigate or adapt to such risks, governance, financial effects of severe weather events, and audited measurements of certain greenhouse gas emissions. The SEC paused implementation of the rule last year while federal courts considered various legal challenges brought by states, businesses, and business groups, which were consolidated in the U.S. Court of Appeals for the Eighth Circuit. With the SEC withdrawing from the lawsuit, litigation is expected to continue with the court ultimately deciding whether the rule will remain in effect as adopted. The rule remains stayed until the litigation is resolved. For additional information regarding the SEC’s climate-related rule and other climate-related laws and regulations that we may be subject to, see “Regulation and Supervision” in our 2024 Form 10-K.
On July 4, 2025, H.R. 1, entitled the One Big Beautiful Bill Act, was signed into law. This bill includes a broad range of tax reform provisions affecting individuals and businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions, extending certain Inflation Reduction Act energy incentives while accelerating the phase-out of others, and implementing various other tax cuts and spending measures.
On July 16, 2025, the FDIC, FRB, and OCC issued a joint notice of proposed rulemaking (“NPR”) to rescind the Community Reinvestment Act (“CRA”) final rule issued in October 2023 and replace it with the prior CRA regulations adopted by the agencies in 1995, with certain technical amendments. The NPR is intended to restore certainty in the CRA regulatory framework for stakeholders and limit regulatory burden on financial institutions. For additional information regarding the CRA, see “Regulation and Supervision” in our 2024 Form 10-K.
We will continue to monitor these regulatory and legislative developments and evaluate their associated impact on us.
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
Citizens Financial Group, Inc. | 9

The following tables present the major components of our net interest income. Average balance represents amortized cost, excluding the unamortized basis adjustments related to the transfer of certain HTM securities from AFS. The yield/rate is based on annualized interest income or expense for the periods presented and includes the impact of hedging activities associated with the respective asset and liability categories.

Table 1: Major Components of Net Interest Income
	Three Months Ended June 30,
	2025			2024			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$8,217	$92	4.40%	$9,650	$130	5.35%	($1,433)	(95) bps
Taxable investment securities	46,537	428	3.69	44,691	417	3.73	1,846	(4)
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	46,538	428	3.69	44,692	417	3.73	1,846	(4)
Commercial and industrial	44,936	549	4.84	44,381	604	5.38	555	(54)
Commercial real estate	26,487	384	5.73	28,574	456	6.32	(2,087)	(59)
Total commercial	71,423	933	5.17	72,955	1,060	5.75	(1,532)	(58)
Residential mortgages	33,420	327	3.92	31,633	290	3.67	1,787	25
Home equity	17,324	308	7.14	15,343	305	7.99	1,981	(85)
Automobile	3,705	41	4.41	6,807	72	4.28	(3,102)	13
Education	8,660	128	5.94	11,447	154	5.40	(2,787)	54
Other retail	4,277	114	10.66	4,882	130	10.71	(605)	(5)
Total retail	67,386	918	5.46	70,112	951	5.45	(2,726)	1
Total loans and leases	138,809	1,851	5.31	143,067	2,011	5.60	(4,258)	(29)
Loans held for sale	2,754	36	5.29	1,056	17	6.66	1,698	(137)
Interest-earning assets	196,318	2,407	4.89	198,465	2,575	5.17	(2,147)	(28)
Noninterest-earning assets	21,343			20,757			586
Total assets	$217,661			$219,222			($1,561)
Liabilities and Stockholders’ Equity
Checking with interest	$33,847	$123	1.46%	$33,659	$128	1.54%	$188	(8)
Savings	25,536	85	1.34	27,560	120	1.75	(2,024)	(41)
Money market	54,716	376	2.75	51,570	431	3.36	3,146	(61)
Time	22,679	218	3.85	24,676	286	4.66	(1,997)	(81)
Total interest-bearing deposits	136,778	802	2.35	137,465	965	2.82	(687)	(47)
Short-term borrowed funds	925	9	3.96	325	4	5.62	600	(166)
Long-term borrowed funds	12,499	159	5.07	15,092	196	5.18	(2,593)	(11)
Total borrowed funds	13,424	168	5.00	15,417	200	5.18	(1,993)	(18)
Total interest-bearing liabilities	150,202	970	2.59	152,882	1,165	3.06	(2,680)	(47)
Noninterest-bearing demand deposits	37,350			36,205			1,145
Other noninterest-bearing liabilities	5,503			6,652			(1,149)
Total liabilities	193,055			195,739			(2,684)
Stockholders’ equity	24,606			23,483			1,123
Total liabilities and stockholders’ equity	$217,661			$219,222			($1,561)
Interest rate spread			2.30%			2.11%		19
Net interest income and net interest margin		$1,437	2.94%		$1,410	2.86%		8
Net interest income and net interest margin, FTE(1)		$1,441	2.95%		$1,415	2.87%		8
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$174,128	$802	1.85%	$173,670	$965	2.24%	$458	(39)	bps
Citizens Financial Group, Inc. | 10

	Six Months Ended June 30,
	2025			2024			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$8,155	$181	4.41%	$9,959	$270	5.37%	($1,804)	(96) bps
Taxable investment securities	46,304	846	3.66	44,297	816	3.68	2,007	(2)
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	46,305	846	3.66	44,298	816	3.68	2,007	(2)
Commercial and industrial	44,271	1,064	4.78	44,479	1,239	5.51	(208)	(73)
Commercial real estate	26,749	771	5.73	28,920	924	6.32	(2,171)	(59)
Total commercial	71,020	1,835	5.14	73,399	2,163	5.83	(2,379)	(69)
Residential mortgages	33,147	645	3.89	31,508	573	3.64	1,639	25
Home equity	16,988	601	7.14	15,212	603	7.97	1,776	(83)
Automobile	4,047	88	4.40	7,282	154	4.26	(3,235)	14
Education	9,670	276	5.76	11,632	310	5.35	(1,962)	41
Other retail	4,385	235	10.79	4,912	259	10.62	(527)	17
Total retail	68,237	1,845	5.44	70,546	1,899	5.40	(2,309)	4
Total loans and leases	139,257	3,680	5.29	143,945	4,062	5.62	(4,688)	(33)
Loans held for sale	1,975	52	5.30	1,064	37	6.97	911	(167)
Interest-earning assets	195,692	4,759	4.86	199,266	5,185	5.18	(3,574)	(32)
Noninterest-earning assets	21,297			20,730			567
Total assets	$216,989			$219,996			($3,007)
Liabilities and Stockholders’ Equity:
Checking with interest	$33,273	$233	1.41%	$32,980	$237	1.45%	$293	(4)
Savings	25,647	174	1.37	27,653	241	1.75	(2,006)	(38)
Money market	54,575	733	2.71	52,248	876	3.37	2,327	(66)
Time	22,977	457	4.01	25,562	598	4.70	(2,585)	(69)
Total interest-bearing deposits	136,472	1,597	2.36	138,443	1,952	2.84	(1,971)	(48)
Short-term borrowed funds	800	17	4.20	411	11	5.57	389	(137)
Long-term borrowed funds	12,578	317	5.04	14,378	370	5.13	(1,800)	(9)
Total borrowed funds	13,378	334	4.99	14,789	381	5.14	(1,411)	(15)
Total interest-bearing liabilities	149,850	1,931	2.59	153,232	2,333	3.06	(3,382)	(47)
Noninterest-bearing demand deposits	36,948			36,444			504
Other noninterest-bearing liabilities	5,736			6,722			(986)
Total liabilities	192,534			196,398			(3,864)
Stockholders’ equity	24,455			23,598			857
Total liabilities and stockholders’ equity	$216,989			$219,996			($3,007)
Interest rate spread			2.27%			2.12%		15
Net interest income and net interest margin		$2,828	2.91%		$2,852	2.88%		3
Net interest income and net interest margin, FTE(1)		$2,836	2.92%		$2,861	2.89%		3
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$173,420	$1,597	1.86%	$174,887	$1,952	2.24%	($1,467)	(38)	bps
(1) Net interest income and net interest margin on an FTE basis are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information.
Net interest income increased $27 million, or 2%, for the three months ended June 30, 2025 compared to the same period in 2024, driven by higher net interest margin, partially offset by a decline in average interest-earning assets. For the six months ended June 30, 2025, net interest income decreased $24 million, or 1%, compared to the same period in 2024, driven by a decline in average interest-earning assets, partially offset by higher net interest margin.
Net interest margin on an FTE basis increased 8 basis points and 3 basis points for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, as the benefit of lower funding costs, Non-Core portfolio runoff and fixed-rate asset repricing were partially offset by the impact of variable-rate asset repricing, net of swaps.
Average interest-earning assets decreased $2.1 billion and $3.6 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by a decline in total loans and leases and cash held in interest-bearing deposits, partially offset by an increase in investment securities and loans held for sale.
Citizens Financial Group, Inc. | 11

Average deposits were stable for the three months ended June 30, 2025 and decreased $1.5 billion for the six months ended June 30, 2025, compared to the same periods in 2024. The decline during the six-month period is driven by lower commercial deposits and a reduction in higher-cost brokered deposits, partially offset by an increase in consumer deposits driven by the Private Bank.
Average total borrowed funds decreased $2.0 billion and $1.4 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, reflecting a decline in auto collateralized borrowings, given runoff of the Non-Core portfolio, and FHLB advances, partially offset by an increase in senior debt.
Noninterest Income

Table 2: Noninterest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	Percent	2025	2024	Change	Percent
Service charges and fees	$111	$106	$5	5%	$220	$202	$18	9%
Capital markets fees	105	134	(29)	(22)	205	252	(47)	(19)
Card fees	90	92	(2)	(2)	173	178	(5)	(3)
Wealth fees	88	75	13	17	169	143	26	18
Mortgage banking fees	73	54	19	35	132	103	29	28
Foreign exchange and derivative products	41	39	2	5	80	75	5	7
Letter of credit and loan fees	45	43	2	5	89	85	4	5
Securities gains, net	5	—	5	100	12	5	7	140
Other income(1)	42	10	32	NM	64	27	37	137
Noninterest income	$600	$553	$47	8%	$1,144	$1,070	$74	7%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three and six months ended June 30, 2025, compared to the same periods in 2024, are described below.
•Mortgage banking fees increased driven by higher MSR valuation, net of hedging.
•Wealth fees increased reflecting growth in assets under management, primarily from the Private Bank.
•Service charges and fees increased driven primarily by higher overdraft and cash management fees.
•Capital markets fees decreased as a result of lower M&A and bond underwriting fees, partially offset by higher equity underwriting fees during the three- and six-month periods, and by higher loan syndication fees during the six-month period.
Citizens Financial Group, Inc. | 12

Noninterest Expense

Table 3: Noninterest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	Percent	2025	2024	Change	Percent
Salaries and employee benefits	$681	$645	$36	6%	$1,377	$1,336	$41	3%
Equipment and software	193	190	3	2	387	382	5	1
Outside services	169	165	4	2	324	323	1	—
Occupancy	108	113	(5)	(4)	220	227	(7)	(3)
Other operating expense	168	188	(20)	(11)	325	391	(66)	(17)
Noninterest expense	$1,319	$1,301	$18	1%	$2,633	$2,659	($26)	(1%)
The primary drivers for the change in noninterest expense for the three and six months ended June 30, 2025, compared to the same periods in 2024, are described below.
•Other operating expense decreased driven primarily by lower FDIC deposit insurance, reflecting $5 million and $40 million, respectively, for CBNA’s special assessment recognized during the same three- and six-month period in 2024, and lower fraud losses. Lower marketing-related costs are also a driver during the three-month period.
•Salaries and employee benefits increased reflecting hiring related to the Private Bank and Private Wealth build-out, as well as a broader increase in salaries and benefits.
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
Provision expense of $164 million and $317 million for the three and six months ended June 30, 2025, respectively, compared with a provision of $182 million and $353 million for the same periods in 2024, reflecting Non-Core portfolio runoff and improving loan mix.
Income Tax Expense
Income tax expense of $118 million and $213 million increased $30 million and $29 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The effective income tax rate of 21.4% and 20.9% for the three and six months ended June 30, 2025 increased from 18.5% and 20.3%, respectively, compared to the same periods in 2024. These increases are primarily driven by higher pre-tax income and the impact of certain tax matters. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 13

ANALYSIS OF FINANCIAL CONDITION
Securities

Table 4: Amortized Cost and Fair Value of Securities
	June 30, 2025		December 31, 2024
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,462	$4,401	$3,631	$3,525
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	31,477	29,869	30,897	28,795
Other/non-agency	271	263	273	260
Total mortgage-backed securities	31,748	30,132	31,170	29,055
Collateralized loan obligations	124	124	184	184
Total debt securities available for sale	$36,335	$34,658	$34,986	$32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,919	$7,008	$8,187	$7,136
Total mortgage-backed securities	7,919	7,008	8,187	7,136
Asset-backed securities	374	371	412	404
Total debt securities held to maturity	$8,293	$7,379	$8,599	$7,540
Total debt securities available for sale and held to maturity	$44,628	$42,037	$43,585	$40,305
Equity securities, at cost(2)	$772	$772	$710	$710
Equity securities, at fair value(2)	257	257	220	220
(1) Excludes portfolio level basis adjustments of $29 million and $(75) million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at June 30, 2025 and December 31, 2024.
(2) Included in Other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality, highly liquid investments reflecting our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of June 30, 2025, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $37.9 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk” section in this report. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2024 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of June 30, 2025 and December 31, 2024, the portfolio’s average effective duration, including hedging actions to reduce duration, was 3.7 years.
Citizens Financial Group, Inc. | 14

Loans and Leases

Table 5: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	June 30, 2025	December 31, 2024	Change	Percent
Commercial and industrial	$45,412	$42,551	$2,861	7%
Commercial real estate	26,230	27,225	(995)	(4)
Total commercial	71,642	69,776	1,866	3
Residential mortgages	33,823	32,726	1,097	3
Home equity	17,711	16,495	1,216	7
Automobile	3,407	4,744	(1,337)	(28)
Education	8,550	10,812	(2,262)	(21)
Other retail	4,171	4,650	(479)	(10)
Total retail	67,662	69,427	(1,765)	(3)
Total loans and leases	$139,304	$139,203	$101	—%
The increase in total loans and leases as of June 30, 2025 compared to December 31, 2024 reflects a $1.9 billion increase in commercial driven by higher line of credit utilization, partially offset by CRE paydowns. Retail reflects a $1.8 billion decrease driven by an agreement entered into during the first quarter to sell $1.9 billion of Non-Core education loans. The decrease in retail is also attributable to Non-Core portfolio runoff, partially offset by growth in home equity and mortgage, including the Private Bank.
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

Table 6: ACL and Related Coverage Ratios by Portfolio
	June 30, 2025			December 31, 2024
(dollars in millions)	Loans and Leases	Allowance	Coverage Ratio	Loans and Leases	Allowance	Coverage Ratio
Allowance for Loan and Lease Losses
Commercial and industrial	$45,412	$486	1.07%	$42,551	$480	1.13%
Commercial real estate	26,230	620	2.36	27,225	660	2.42
Total commercial	71,642	1,106	1.54	69,776	1,140	1.63
Residential mortgages	33,823	201	0.59	32,726	194	0.59
Home equity	17,711	115	0.65	16,495	112	0.68
Automobile	3,407	15	0.42	4,744	24	0.51
Education	8,550	269	3.15	10,812	292	2.70
Other retail	4,171	302	7.24	4,650	299	6.44
Total retail	67,662	902	1.33	69,427	921	1.33
Total loans and leases	$139,304	$2,008	1.44%	$139,203	$2,061	1.48%
Allowance for Unfunded Lending Commitments
Commercial(1)		$163	1.77%		$155	1.86%
Retail(2)		38	1.39		43	1.39
Total allowance for unfunded lending commitments		201			198
Allowance for credit losses	$139,304	$2,209	1.59%	$139,203	$2,259	1.62%
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
The ACL as of June 30, 2025 compared to December 31, 2024 decreased $50 million, driven by a $24 million decrease in retail, given the benefit of Non-Core runoff and improving loan mix, and a $26 million decrease in commercial.

Citizens Financial Group, Inc. | 15

Table 7: Nonaccrual Loans and Leases
(dollars in millions)	June 30, 2025	December 31, 2024	Change		Percent
Commercial and industrial	$233	$241	($8)		(3%)
Commercial real estate	706	776	(70)		(9)
Total commercial	939	1,017	(78)		(8)
Residential mortgages	198	192	6		3
Home equity	282	283	(1)		—
Automobile	34	48	(14)		(29)
Education	19	56	(37)		(66)
Other retail	52	68	(16)		(24)
Total retail	585	647	(62)		(10)
Nonaccrual loans and leases	$1,524	$1,664	($140)		(8%)
Nonaccrual loans and leases to total loans and leases	1.09%	1.20%	(11	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	132	124	8%
Allowance for credit losses to nonaccrual loans and leases	145	136	9%
The decline in nonaccrual loans and leases as of June 30, 2025 compared to December 31, 2024 reflects a decrease in commercial primarily driven by the general office segment of CRE, and a decrease in retail driven by the sale of Non-Core education loans and continued runoff of the auto portfolio. See “Executive Summary” for more information regarding the sale of education loans.

Table 8: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended June 30,
	2025			2024
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$39	$44,936	0.35%	$10	$44,381	0.09%
Commercial real estate	53	26,487	0.80	86	28,574	1.20
Total commercial	92	71,423	0.51	96	72,955	0.53
Residential mortgages	—	33,420	—	—	31,633	—
Home equity	(2)	17,324	(0.05)	(3)	15,343	(0.07)
Automobile	3	3,705	0.36	4	6,807	0.27
Education	18	8,660	0.86	26	11,447	0.93
Other retail	56	4,277	5.23	61	4,882	4.98
Total retail	75	67,386	0.45	88	70,112	0.51
Total loans and leases	$167	$138,809	0.48%	$184	$143,067	0.52%

	Six Months Ended June 30,
	2025			2024
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$69	$44,271	0.31%	$7	$44,479	0.03%
Commercial real estate	104	26,749	0.79	174	28,920	1.21
Total commercial	173	71,020	0.49	181	73,399	0.50
Residential mortgages	—	33,147	—	1	31,508	—
Home equity	(2)	16,988	(0.03)	(5)	15,212	(0.06)
Automobile	11	4,047	0.56	18	7,282	0.52
Education	69	9,670	1.44	53	11,632	0.92
Other retail	116	4,385	5.35	117	4,912	4.77
Total retail	194	68,237	0.57	184	70,546	0.52
Total loans and leases	$367	$139,257	0.53%	$365	$143,945	0.51%
For the three and six months ended June 30, 2025, net charge-offs decreased $17 million and increased $2 million, respectively, compared to the same periods in 2024. The net charge-off ratio decreased 4 basis points and increased 2 basis points, respectively, compared to the same periods in 2024. The six months ended June 30, 2025 period includes a $25 million charge-off resulting from the sale of Non-Core education loans. See “Executive Summary” for more information regarding the sale of education loans.
Citizens Financial Group, Inc. | 16

Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2024 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $7.5 billion at June 30, 2025 increased $403 million compared to December 31, 2024.
Commercial and industrial criticized balances of $2.5 billion at June 30, 2025 remained stable compared to December 31, 2024.
Commercial real estate criticized balances of $5.0 billion at June 30, 2025 increased from $4.5 billion at December 31, 2024, primarily attributable to the continued impacts of interest rates on the Multi-family sector. Approximately 97% of commercial real estate loans remain current on payments as of June 30, 2025.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.

Table 9: Commercial and Industrial Loans by Industry Sector
	June 30, 2025		December 31, 2024
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$7,205	5%	$6,070	4%
Secured private credit finance	3,073	2	2,908	2
Other finance and insurance	3,862	3	3,538	3
Other manufacturing	3,650	3	3,491	3
Technology	3,022	2	2,818	2
Accommodation and food services	2,276	2	2,599	2
Health, pharma, and social assistance	2,371	2	2,322	2
Professional, scientific, and technical services	2,674	2	2,313	2
Energy and related	2,033	1	2,085	1
Other services	2,224	1	2,061	1
Wholesale trade	2,380	2	2,010	1
Retail trade	1,872	1	2,000	1
Arts, entertainment, and recreation	1,593	1	1,509	1
Administrative and waste management	1,318	1	1,352	1
Automotive	1,164	1	1,026	1
Rental and leasing	1,166	1	923	1
Consumer products manufacturing	817	1	710	1
Other	2,712	2	2,816	2
Total commercial and industrial	$45,412	33%	$42,551	31%
Citizens Financial Group, Inc. | 17

Table 10: Commercial Real Estate by Property Type and State
	June 30, 2025		December 31, 2024
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multi-family	$9,745	7%	$9,791	7%
Office
Credit tenant lease and life sciences(1)	2,134	2	2,135	2
Other general office	2,730	2	2,930	2
Industrial	2,806	2	3,575	3
Retail	2,844	2	2,940	2
Co-op	1,801	1	1,802	1
Data center	940	1	1,024	1
Hospitality	385	—	418	—
Other	2,845	2	2,610	2
Total commercial real estate	$26,230	19%	$27,225	20%
State
New York	$6,604	5%	$6,643	5%
New Jersey	3,146	2	3,370	2
Pennsylvania	2,379	2	2,594	2
California	2,354	2	2,398	2
Massachusetts	1,646	1	1,682	1
Texas	1,530	1	1,571	1
Florida	1,137	1	1,123	1
Other Southeast(2)	2,766	2	2,789	2
Other	4,668	3	5,055	4
Total commercial real estate	$26,230	19%	$27,225	20%
(1) Credit tenant lease includes loans to nationally recognized tenants with high credit ratings and life sciences includes loans to provide lab and office space for tenants involved in the study and development of scientific discoveries.
(2) Includes Georgia, Maryland, North Carolina, South Carolina, and Virginia.
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

Table 11: Retail Loan Portfolio Analysis
	June 30, 2025					December 31, 2024
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.71%	0.22%	0.10%	0.38%	0.59%	97.81%	0.77%	0.28%	0.55%	0.59%
Home equity	97.81	0.45	0.15	—	1.59	97.59	0.53	0.16	—	1.72
Automobile	96.22	2.05	0.73	—	1.00	96.18	2.11	0.70	—	1.01
Education	99.18	0.39	0.19	0.02	0.22	98.83	0.42	0.21	0.02	0.52
Other retail	97.26	0.89	0.58	0.02	1.25	96.86	0.99	0.67	0.02	1.46
Total retail	98.32%	0.44%	0.19%	0.19%	0.86%	97.75%	0.76%	0.30%	0.26%	0.93%
Citizens Financial Group, Inc. | 18

Table 12: Retail Asset Quality Metrics
	June 30, 2025	December 31, 2024
Average refreshed FICO for total portfolio	775	775
CLTV ratio for secured real estate(1)	50%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans, and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits

Table 13: Composition of Deposits
(dollars in millions)	June 30, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand	$38,001	22%	$36,920	21%
Checking with interest	34,918	20	33,246	19
Savings	25,400	14	25,976	15
Money market	55,638	32	55,321	32
Time	21,129	12	23,313	13
Total deposits	$175,086	100%	$174,776	100%
Total deposits as of June 30, 2025 increased compared to December 31, 2024, reflecting growth in the Private Bank and an increase in consumer deposits, partially offset by a decline in time deposits given elevated retail maturities and continued reduction in higher-cost Treasury brokered deposits.

Table 14: Uninsured and Insured/Secured Deposits
(dollars in millions)	June 30, 2025	December 31, 2024
Total deposits	$175,086	$174,776

Estimated uninsured deposits(1)	79,360	76,764
Less: Uninsured affiliate deposits eliminated in consolidation	13,779	12,705
Less: Preferred deposits(1)(2)	6,105	6,902
CFG adjusted estimated uninsured deposits, excluding preferred deposits	59,476	57,157
Total estimated insured/secured deposits	$115,610	$117,619
Insured/secured deposits to total deposits	66%	67%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $12.8 billion as of June 30, 2025 increased $374 million compared to December 31, 2024, driven by an increase in FHLB advances, partially offset by a decline in secured borrowings collateralized by loans and senior debt. For more information regarding our borrowed funds, see “Liquidity Risk” and Note 7.
Citizens Financial Group, Inc. | 19

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
The following tables present certain financial data of our business segments. Total business segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations and include assets, liabilities, capital, revenues, provision (benefit) for credit losses, expenses and income tax expense not attributed to the Company’s Consumer Banking, Commercial Banking, or Non-Core segments, as well as treasury and community development.

Table 15: Selected Financial Data for Business Segments
	Three Months Ended June 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$1,218	$1,120	$439	$494	($5)	($31)
Noninterest income	329	277	232	242	3	—
Total revenue	1,547	1,397	671	736	(2)	(31)
Noninterest expense	963	915	317	311	15	26
Profit (loss) before credit losses	584	482	354	425	(17)	(57)
Net charge-offs	81	84	84	90	2	10
Income (loss) before income tax expense (benefit)	503	398	270	335	(19)	(67)
Income tax expense (benefit)	127	102	64	76	(5)	(17)
Net income (loss)	$376	$296	$206	$259	($14)	($50)
Average Balances:
Total assets	$78,822	$74,295	$66,284	$68,958	$5,216	$9,418
Total loans and leases(1)	72,402	67,960	63,057	65,997	5,192	9,376
Deposits	127,271	120,478	42,481	44,203	—	—
Interest-earning assets	72,988	68,552	63,710	66,447	5,192	9,376

	Six Months Ended June 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$2,411	$2,213	$880	$1,008	($20)	($68)
Noninterest income	626	535	447	469	3	—
Total revenue	3,037	2,748	1,327	1,477	(17)	(68)
Noninterest expense	1,917	1,818	644	628	31	51
Profit (loss) before credit losses	1,120	930	683	849	(48)	(119)
Net charge-offs	167	165	161	171	39	29
Income (loss) before income tax expense (benefit)	953	765	522	678	(87)	(148)
Income tax expense (benefit)	241	197	120	160	(22)	(38)
Net income (loss)	$712	$568	$402	$518	($65)	($110)
Average Balances:
Total assets	$78,182	$74,064	$65,827	$69,529	$5,872	$9,986
Total loans and leases(1)	71,732	67,704	62,749	66,592	5,847	9,942
Deposits	126,504	120,248	42,330	45,058	—	—
Interest-earning assets	72,315	68,301	63,366	66,991	5,847	9,942
(1) Includes LHFS.
Consumer Banking
Net interest income increased $98 million and $198 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by higher net interest margin and growth in average interest-earning assets.
Citizens Financial Group, Inc. | 20

Noninterest income increased $52 million and $91 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by mortgage banking fees, wealth fees, and service charges and fees, reflecting higher MSR valuation, net of hedging, growth in assets under management, primarily from the Private Bank, and higher overdraft and cash management fees.
Noninterest expense increased $48 million and $99 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven primarily by salaries and benefits reflecting hiring related to the Private Bank and Private Wealth build-out, as well as a broader increase in salaries and benefits, and outside services given investments across the enterprise. These increases are partially offset by lower fraud losses.
Net charge-offs were stable for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Commercial Banking
Net interest income decreased $55 million and $128 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by lower net interest margin and a decline in average interest-earning assets.
Noninterest income decreased $10 million and $22 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by capital markets fees reflecting lower M&A and bond underwriting fees, partially offset by higher loan syndication and equity underwriting fees.
Noninterest expense increased $6 million and $16 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven primarily by an increase in salaries and benefits, and outside services given investments across the enterprise.
Net charge-offs decreased $6 million and $10 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by CRE, largely offset by an increase in commercial and industrial.
Non-Core
Net interest income increased $48 million for the six months ended June 30, 2025, compared to the same period in 2024, driven by a decline in funding costs relative to the highest-cost marginal funding sources during 2025, including secured borrowings collateralized by auto loans and FHLB advances.
Net charge-offs increased $10 million for the six months ended June 30, 2025, compared to the same period in 2024, driven by a charge-off of $25 million resulting from the sale of Non-Core education loans. See “Executive Summary” for more information regarding this sale.
Average loans and leases decreased $4.2 billion and $4.1 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by expected Non-Core portfolio runoff.
RISK MANAGEMENT
We are committed to maintaining a strong, integrated, and proactive approach to the management of all risks to which we are exposed in pursuit of our business objectives. A key aspect of our Board’s responsibility as the main decision-making body is setting our risk appetite to ensure that the level of risk that we are willing to accept in the attainment of our strategic business and financial objectives is clearly understood.
To enable our Board to carry out its objectives, it has delegated authority for risk management activities, as well as governance and oversight of those activities, to a number of Board and executive management level risk committees. The Executive Risk Committee, chaired by the Chief Risk Officer, is responsible for oversight of risk across the enterprise and actively considers our inherent material risks, analyzes our overall risk profile, and seeks confirmation that the risks are being appropriately identified, assessed, and mitigated. Reporting to the Executive Risk Committee are the following committees covering specific areas of risk: Compliance and Operational Risk, Model Risk, Credit Policy, Asset Liability, Business Initiatives Review, and Conduct and Ethics.
There have been no significant changes in our risk management practices, risk framework, risk appetite, or credit risk management as described in “Risk Governance” in our 2024 Form 10-K.
Citizens Financial Group, Inc. | 21

Credit Risk
Credit risk represents the potential for loss arising from the failure of a customer, counterparty, or issuer to perform in accordance with the contractual terms of an obligation. While the majority of our credit risk is associated with lending activities, we do engage with other financial counterparties for a variety of purposes including investing, asset and liability management, and trading activities. Given the financial impact of credit risk on our earnings and balance sheet, the assessment, approval, and management of credit risk represents a significant part of our overall risk-management responsibility.
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
Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and/or other relevant market rates or prices. Modest market risk arises from trading activities that serve customer needs, including the hedging of interest rate and foreign exchange risk. As described below, the market risk arising from our non-trading banking activities, such as the origination of loans and deposit gathering, is more significant. We have established enterprise-wide policies and methodologies to identify, measure, monitor, and report market risk. We actively manage market risk for both non-trading and trading activities.
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
Citizens Financial Group, Inc. | 22

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

Table 16: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2025	December 31, 2024
Gradual Change in Interest Rates
+200	2.3%	2.2%
+100	1.1	1.0
-100	(1.2)	(0.9)
-200	(2.4)	(1.8)
Instantaneous Change in Interest Rates
+200	2.0%	1.8%
+100	1.3	1.1
-100	(1.7)	(1.3)
-200	(4.0)	(3.3)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of June 30, 2025, consistent with our position as of December 31, 2024. Our interest rate sensitivity incorporates the impacts of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds and hedge activity. Receive-fixed swaps that offset our naturally asset-sensitive balance sheet represent the primary hedging tool utilized to manage overall asset sensitivity. Pay fixed swaps against our securities portfolio are also utilized to protect capital by reducing AOCI volatility.
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
We use interest rate derivative contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate assets and wholesale funding, the variability in the fair value of AFS securities, and to hedge market risk on fixed-rate capital markets debt issuances.
Citizens Financial Group, Inc. | 23

The following table presents interest rate derivative contracts that we have entered into as of June 30, 2025 and December 31, 2024:

Table 17: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	June 30, 2025				December 31, 2024
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$8,103	4.3	3.8%	4.5%	$7,827	4.7	3.8%	4.5%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	0.4	2.6	4.7	500	0.9	2.6	4.8
Total fair value hedges	8,603				8,327
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	26,250	1.2	3.1	4.5	26,250	1.7	3.1	4.5
Receive fixed/pay SOFR - forward-starting	22,500	3.2	3.8	3.5	20,000	3.5	3.7	4.0
Pay fixed/receive SOFR - forward-starting	900	3.2	3.7	4.1	—	—	—	—
Basis swaps
Receive SOFR/pay 1-month term SOFR	11,500	1.1	—	4.5/4.3	11,500	1.6	—	4.5/4.3
Receive SOFR/pay 1-month term SOFR - forward-starting	3,000	1.9	—	4.1/4.1	3,000	2.4	—	4.0/4.0
Total cash flow hedges	64,150				60,750
Total hedges	$72,753				$69,077
Included in AOCI is a net loss from terminated swaps of $485 million that will reduce net interest income by $109 million in the third quarter of 2025 and $103 million in the fourth quarter of 2025. The remaining $273 million will reduce net interest income by $230 million in 2026 and $43 million after 2026.
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
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility, and yield curve.
As part of our overall risk management strategy we enter into various freestanding derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. For more information regarding the fair value of our MSRs and associated derivatives see Note 5 and Note 8.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management VaR consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 24

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

Table 18: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2024
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$1	$1	$4	$4	$6	$2
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	1	2	3	1	2	2	3	1
Commodity	—	—	—	—	—	—	—	—
General VaR	2	2	3	2	5	5	7	4
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$2	$3	$2	$5	$5	$7	$4
Stressed General VaR	$9	$13	$22	$6	$8	$7	$10	$4
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$9	$13	$22	$6	$8	$7	$10	$4
Market Risk Regulatory Capital	$45				$35
Specific Risk Not Modeled Add-on	28				23
de Minimis Exposure Add-on	5				—
Total Market Risk Regulatory Capital	$78				$58
Market Risk-Weighted Assets	$976				$728
Liquidity Risk
We consider the effective and prudent management of liquidity fundamental to our safety and soundness. We define liquidity as our ability to meet our obligations when they come due. As a financial institution, we must maintain operating liquidity to meet expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected (stress scenario) funding requirements. Reflecting the importance of meeting all unexpected and stress-scenario funding requirements, we identify and manage contingent liquidity, consisting of cash balances at the FRB, unencumbered high-quality liquid securities, and unused FHLB borrowing capacity. Separately, we also identify and manage asset liquidity as a subset of contingent liquidity, consisting of cash balances at the FRB and unencumbered high-quality liquid securities. We maintain additional secured borrowing capacity at the FRB discount window, but do not view this as a primary means of funding, but rather a potential source in a stressed environment or during a market disruption. We manage liquidity at the consolidated enterprise level and at each material legal entity.
Liquidity risk is the risk arising from the inability to meet our obligations when they come due. We must maintain adequate funding to meet current and future obligations, including customer loan requests, deposit maturities and withdrawals, debt service, leases, and other cash commitments, under both normal operating conditions and periods of company-specific and/or market stress.
Citizens Financial Group, Inc. | 25

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
Our Funding and Liquidity unit’s primary goals are to deliver and maintain prudent levels of operating liquidity to support expected and projected funding requirements; contingent liquidity to support unexpected funding requirements resulting from idiosyncratic, systemic, and combination stress events; and regulatory liquidity requirements in a timely manner from stable and cost-efficient funding sources. We seek to accomplish these goals by funding loans with stable deposits, by prudently controlling dependence on wholesale funding, particularly short-term unsecured funding, and by maintaining ample available liquidity, including a contingent liquidity buffer of unencumbered high-quality loans and securities.
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators, including specific risk thresholds limits. These monitoring tools are broadly classified as follows:
•Current liquidity sources and capacities, including cash balances at the FRB, free and liquid securities, and secured borrowing capacity at the FHLB and FRB discount window;
•Liquidity stress sources, including idiosyncratic, systemic, and combined stresses, in addition to evolving regulatory requirements; and
•Current and prospective exposures, including secured and unsecured wholesale funding, and spot and cumulative cash-flow gaps across a variety of horizons.
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
As of June 30, 2025:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loan-to-deposit ratio, excluding LHFS, of 79.6%;
◦Estimated insured/secured deposits comprise 66% of our consolidated deposit base of $175.1 billion.
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $82.8 billion;
◦Contingent liquidity was $66.9 billion, consisting of unencumbered high-quality liquid securities of $37.9 billion, unused FHLB capacity of $21.9 billion, and our cash balances at the FRB of $7.1 billion; and
◦Available discount window capacity was $15.9 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2025 and 2024, see the Consolidated Statements of Cash Flows in Item 1.
Citizens Financial Group, Inc. | 26

Parent Company Liquidity
Our Parent Company’s primary sources of cash are dividends and interest received from CBNA resulting from investing in bank equity and subordinated debt as well as externally issued preferred stock, senior debt, and subordinated debt. Uses of cash include the routine cash flow requirements as a bank holding company, including periodic share repurchases and payments of dividends, interest, and expenses; the needs of subsidiaries, including CBNA for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary. To the extent the Parent Company relies on wholesale borrowings, uses also include payments of related principal and interest.
During the six months ended June 30, 2025, the Parent Company Issued $750 million of 5.253% fixed-to-floating rate senior notes due 2031.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.9 billion and $2.7 billion as of June 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2025 and 2024, the Parent Company declared dividends on common stock of $185 million and $194 million, respectively, and declared dividends on preferred stock of $34 million and $35 million, respectively.
During the six months ended June 30, 2025 and 2024, the Parent Company declared dividends on common stock of $371 million and $391 million, respectively, and declared dividends on preferred stock of $67 million and $65 million, respectively.
During the six months ended June 30, 2025 and 2024, the Parent Company repurchased $400 million and $500 million, respectively, of its outstanding common stock.
CBNA Liquidity
As CBNA’s primary business involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses, and support extraordinary funding requirements when necessary. In the ordinary course of business, the liquidity of CBNA is managed by matching sources and uses of cash. The primary sources of bank liquidity include deposits from our consumer and commercial customers; payments of principal and interest on loans and debt securities; and wholesale borrowings, as needed. The primary uses of bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases. To the extent that CBNA relies on wholesale borrowings, uses also include payments of related principal and interest. For further information on CBNA’s outstanding debt see Note 7.
During the six months ended June 30, 2025, CBNA redeemed $350 million of 5.284% fixed-to-floating rate senior notes due 2026.
Citizens Financial Group, Inc. | 27

Credit Ratings
Credit ratings assigned by agencies such as Moody’s, Standard and Poor’s, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below. We currently have a “stable” outlook at Standard & Poor’s, a “negative” outlook at Moody’s, and a “positive” outlook at Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.

Table 19: Credit Ratings
June 30, 2025
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	A3	A-	BBB+
Short-term issuer	(P) P-2	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Existing and evolving regulatory liquidity requirements represent another key driver of systemic liquidity conditions and liquidity management practices. The FRB and OCC regularly evaluate our liquidity as part of the overall supervisory process. In addition, we are subject to existing and evolving regulatory liquidity requirements, some of which are subject to further rulemaking, guidance, and interpretation by the applicable federal regulators. For further discussion, see the “Liquidity Requirements” section under “Regulation and Supervision” in our 2024 Form 10-K.
Off-Balance Sheet Arrangements
We engage in a variety of activities that are not reflected in our Consolidated Balance Sheets that are generally referred to as “off-balance sheet arrangements.” For more information on these types of activities, see Note 11.
Operational Risk
Operational risk is the risk of loss due to human error, third-party performance failures, or inadequate or failed internal systems and controls and includes certain risks such as fraud, legal, and natural disasters. To mitigate these risks, we maintain a comprehensive system of internal controls designed to identify, assess, and monitor potential threats to our operations. Our risk management framework includes regular audits, employee training, cybersecurity measures, and business continuity planning. We continuously evaluate and enhance these controls to adapt to evolving risks and regulatory requirements, ensuring the integrity, reliability, and efficiency of our operations.
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
Citizens Financial Group, Inc. | 28

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
Compliance Risk
Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive, or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. Adherence to the increasing volume and complexity of regulatory changes can increase our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Colleagues engaged in lending activities also receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and/or other courses related to the extension of credit. We hold ourselves to a high standard for adherence to compliance management and seek to continuously enhance our performance.
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
Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement, and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “Capital and Regulatory Matters” in our 2024 Form 10-K.
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. Our SCB associated with the 2024 supervisory stress test is 4.5%, effective through September 30, 2025. The FRB will provide us with our updated SCB requirement reflecting our planned common stock dividends by August 31, 2025, which will be effective from October 1, 2025 to September 30, 2026.
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
Citizens Financial Group, Inc. | 29

Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we, and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0%, Total capital ratio of 8.0%, and Tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 4.5% is imposed on top of the three minimum risk-based capital ratios listed above and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2024 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 20: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2025		December 31, 2024
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$17,812	10.6%	$17,900	10.8%	9.0%
CBNA	20,714	12.4	20,250	12.3	7.0
Tier 1 capital
CFG	19,925	11.9	20,013	12.1	10.5
CBNA	20,714	12.4	20,250	12.3	8.5
Total capital
CFG	23,221	13.8	23,232	14.0	12.5
CBNA	23,899	14.3	23,362	14.2	10.5
Tier 1 leverage
CFG	19,925	9.4	20,013	9.4	4.0
CBNA	20,714	9.8	20,250	9.6	4.0
Risk-weighted assets
CFG	168,017		165,699
CBNA	166,967		164,986
Quarterly adjusted average assets(2)
CFG	212,450		212,555
CBNA	211,646		211,849
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At June 30, 2025, CFG’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2024. Dividends, common share repurchases, a $2.3 billion increase in RWA, and the full phase-in of the modified CECL transition amount was partially offset by net income. Higher commercial and industrial loans was the key driver for the increase in RWA.
At June 30, 2025, CBNA’s CET1, Tier 1, and Total capital ratios increased compared to December 31, 2024. Net income was partially offset by dividend payments to the Parent Company, a $2.0 billion increase in RWA, and the full phase-in of the modified CECL transition amount. Higher commercial and industrial loans was the key driver for the increase in RWA.
At June 30, 2025, CFG’s Tier 1 leverage ratio was stable and CBNA’s Tier 1 leverage ratio increased compared to December 31, 2024, reflecting a decline in quarterly adjusted average assets and their respective changes in Tier 1 capital described above.
Citizens Financial Group, Inc. | 30

Table 21: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	June 30, 2025	December 31, 2024
Total common stockholders' equity	$23,121	$22,141
Exclusions:
Modified CECL transitional amount	—	96
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	2,001	2,369
Derivatives	341	925
Unamortized net periodic benefit costs	297	301
Deductions:
Goodwill, net of deferred tax liability	(7,763)	(7,768)
Other intangible assets, net of deferred tax liability	(115)	(128)
Deferred tax assets that arise from tax loss and credit carryforwards	(70)	(36)
Total CET1 capital	17,812	17,900
Qualifying preferred stock	2,113	2,113
Total Tier 1 capital	19,925	20,013
Qualifying subordinated debt(1)	1,236	1,232
Allowance for credit losses	2,209	2,259
Exclusions from Tier 2 capital:
Modified AACL transitional amount	—	(125)
Allowance on PCD assets	(149)	(147)
Adjusted allowance for credit losses	2,060	1,987
Total capital	$23,221	$23,232
(1) As of June 30, 2025 and December 31, 2024, the amount of non-qualifying subordinated debt excluded from regulatory capital was $469 million. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the six months ended June 30, 2025:
•Repurchased $400 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $371 million; and
•Declared preferred stock dividends aggregating to $67 million.
For additional detail regarding our common and preferred stock dividends see Note 10.
On June 13, 2025, we announced that our Board of Directors increased the capacity of our common share repurchase program to $1.5 billion, an increase of $1.2 billion above the $300 million of capacity remaining under the prior June 2024 authorization. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, balance sheet growth, market conditions, and regulatory considerations.
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
Citizens Financial Group, Inc. | 31

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension:

Table 22: AOCI Impact on Regulatory Capital
	June 30, 2025
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital	$17,812	$19,925	$23,221	$20,714	$20,714	$23,899
Unrealized gains (losses) on securities and pension	(2,298)	(2,298)	(2,298)	(2,279)	(2,279)	(2,279)
Deferred tax assets - securities and pension AOCI	(34)	(34)	(34)	(36)	(36)	(36)
Regulatory capital, including AOCI impact (non-GAAP)	$15,480	$17,593	$20,889	$18,399	$18,399	$21,584
Risk-weighted assets, including AOCI impact:
Regulatory risk-weighted assets	$168,017	$168,017	$168,017	$166,967	$166,967	$166,967
Unrealized gains (losses) on securities and pension	(630)	(630)	(630)	(611)	(611)	(611)
Deferred tax assets - securities and pension AOCI	1,891	1,891	1,891	1,870	1,870	1,870
Risk-weighted assets, including AOCI impact (non-GAAP)	$169,278	$169,278	$169,278	$168,226	$168,226	$168,226
Ratio:
Regulatory capital ratio	10.6%	11.9%	13.8%	12.4%	12.4%	14.3%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.1%	10.4%	12.3%	10.9%	10.9%	12.8%
CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements included in this Report are prepared in accordance with GAAP, requiring us to establish accounting policies and make estimates and assumptions that affect reported amounts.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates include the ACL, fair value measurements, and the evaluation and measurement of goodwill impairment. For additional information regarding fair value measurements and goodwill, see “Critical Accounting Estimates” in our 2024 Form 10-K.
Allowance for Credit Losses
The ACL of $2.2 billion at June 30, 2025 decreased slightly compared to December 31, 2024 given improving loan mix, reflecting the reduction of the Non-Core portfolio, reduced CRE and lower loss-content originations.
As of June 30, 2025, our ACL economic forecast over a two-year reasonable and supportable period reflects the economy going into a shallow two quarter contraction inclusive of uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.2% and a start-to-trough real GDP decline of approximately 0.5%, compared to peak unemployment of approximately 5.1% and a start-to-trough real GDP decline of approximately 0.4% at December 31, 2024. More severe economic scenarios are applied within the CRE portfolio, such as general office, with peak unemployment of approximately 9.3% and a start-to-trough real GDP decline of approximately 4.4% at June 30, 2025 and December 31, 2024.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate the sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 6.3% and a start-to-trough real GDP decline of approximately 1.9%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.3x our modeled period-end ACL, or an increase of approximately $600 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Citizens Financial Group, Inc. | 32

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
It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product type. The variables and inputs may be idiosyncratically affected by risks to the economy, including changing monetary and fiscal policies, impacts from the recent stress on the banking industry, and inflationary trends. Changes in one or multiple of the key macroeconomic variables may have a material impact on our estimation of expected credit losses.
For additional information regarding the ACL, see Note 4 and “Critical Accounting Estimates - Allowance for Credit Losses” and Note 6 in our 2024 Form 10-K.
ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of June 30, 2025

Pronouncement	Summary of Guidance	Effects on Financial Statements
Improvements to Income Tax Disclosures Issued December 2023
•Requires a tabular income tax rate reconciliation that includes specific categories and other significant categories, disaggregated by nature, that exceed 5% of income tax expense at the statutory tax rate

•Requires disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, and further disaggregated by individual jurisdictions that exceed 5% of total income taxes paid, net of refunds received

•Requires disclosure of pre-tax income disaggregated between domestic and foreign, and income tax expense disaggregated by federal, state, and foreign

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

Citizens Financial Group, Inc. | 33

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
The following tables present the computation of non-GAAP financial measures used in the MD&A, as well as the reconciliation to the comparable GAAP financial measure, as applicable:

Table 23: Reconciliation of Tangible Book Value per Common Share (non-GAAP)
(dollars in millions, except per share data)	June 30, 2025	December 31, 2024
Book value per common share(1)	$53.43	$50.26
Tangible book value per common share:
Common stockholders' equity	$23,121	$22,141
Less: Goodwill	8,187	8,187
Less: Other intangible assets	128	146
Add: Deferred tax liabilities related to goodwill and other intangible assets	440	438
Tangible common equity (non-GAAP)(2)	$15,246	$14,246
Common shares outstanding at period end	432,768,811	440,543,381
Tangible book value per common share (non-GAAP)(3)	$35.23	$32.34
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

Table 24: Reconciliation of Return on Average Tangible Common Equity (non-GAAP)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Return on average common equity(1)	7.18%	6.70%	6.70%	6.16%
Net income available to common stockholders	$402	$357	$742	$661
Net income available to common stockholders (annualized)	1,614	1,436	1,497	1,329
Return on average tangible common equity:
Average common equity	$22,494	$21,427	$22,342	$21,563
Less: Average goodwill	8,187	8,188	8,187	8,188
Less: Average other intangibles	134	144	138	149
Add: Average deferred tax liabilities related to goodwill and other intangible assets	438	432	438	433
Average tangible common equity (non-GAAP)(2)	$14,611	$13,527	$14,455	$13,659
Return on average tangible common equity (non-GAAP)(3)	11.05%	10.61%	10.35%	9.73%
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
Citizens Financial Group, Inc. | 34

Table 25: Reconciliation of Net Interest Income and Net Interest Margin on an FTE Basis (non-GAAP)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Net interest income (annualized)	$5,770	$5,674	$5,704	$5,735
Average interest-earning assets	196,318	198,465	195,692	199,266
Net interest margin(1)	2.94%	2.86%	2.91%	2.88%

Net interest income	$1,437	$1,410	$2,828	$2,852
FTE adjustment	4	5	8	9
Net interest income on an FTE basis (non-GAAP)(2)	$1,441	$1,415	$2,836	$2,861
Net interest income on an FTE basis (annualized) (non-GAAP)(2)	5,786	5,692	5,720	5,753

Net interest margin on an FTE basis (non-GAAP)(2)(3)	2.95%	2.87%	2.92%	2.89%
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
Citizens Financial Group, Inc. | 35

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Citizens Financial Group, Inc. | 36

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	June 30, 2025	December 31, 2024
ASSETS:
Cash and due from banks	$1,107	$1,409
Interest-bearing cash and due from banks	7,441	9,192
Interest-bearing deposits in banks(1)	680	635
Debt securities available for sale, at fair value (including $114 and $152 pledged to creditors, respectively)(2)	34,658	32,765
Debt securities held to maturity (fair value of $7,379 and $7,540, respectively, and including $69 and $83 pledged to creditors, respectively)(2)	8,293	8,599
Loans held for sale (includes $935 and $825, respectively, measured at fair value)	2,093	858
Loans and leases	139,304	139,203
Less: Allowance for loan and lease losses	(2,008)	(2,061)
Net loans and leases(1)	137,296	137,142
Derivative assets	832	408
Premises and equipment, net	855	875
Bank-owned life insurance	3,408	3,364
Goodwill	8,187	8,187
Other intangible assets(3)	129	146
Other assets(1)	13,331	13,941
TOTAL ASSETS	$218,310	$217,521
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$38,001	$36,920
Interest-bearing	137,085	137,856
Total deposits	175,086	174,776
Short-term borrowed funds	249	—
Long-term borrowed funds(1)	12,526	12,401
Derivative liabilities	766	1,220
Other liabilities(1)	4,449	4,870
TOTAL LIABILITIES	193,076	193,267
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	2,113	2,113
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 651,906,718 shares issued and 432,768,811 shares outstanding at June 30, 2025 and 650,068,324 shares issued and 440,543,381 shares outstanding at December 31, 2024	7	7
Additional paid-in capital	22,420	22,364
Retained earnings	10,783	10,412
Treasury stock, at cost, 219,137,907 and 209,524,943 shares at June 30, 2025 and December 31, 2024, respectively	(7,450)	(7,047)
Accumulated other comprehensive income (loss)	(2,639)	(3,595)
TOTAL STOCKHOLDERS’ EQUITY	25,234	24,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,310	$217,521
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 37

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans and leases	$1,851	$2,011	$3,680	$4,062
Interest and fees on loans held for sale	36	17	52	37
Investment securities	428	417	846	816
Interest-bearing deposits in banks	92	130	181	270
Total interest income	2,407	2,575	4,759	5,185
INTEREST EXPENSE:
Deposits	802	965	1,597	1,952
Short-term borrowed funds	9	4	17	11
Long-term borrowed funds	159	196	317	370
Total interest expense	970	1,165	1,931	2,333
Net interest income	1,437	1,410	2,828	2,852
Provision (benefit) for credit losses	164	182	317	353
Net interest income after provision (benefit) for credit losses	1,273	1,228	2,511	2,499
NONINTEREST INCOME:
Service charges and fees	111	106	220	202
Capital markets fees	105	134	205	252
Card fees	90	92	173	178
Wealth fees	88	75	169	143
Mortgage banking fees	73	54	132	103
Foreign exchange and derivative products	41	39	80	75
Letter of credit and loan fees	45	43	89	85
Securities gains, net	5	—	12	5
Other income	42	10	64	27
Total noninterest income	600	553	1,144	1,070
NONINTEREST EXPENSE:
Salaries and employee benefits	681	645	1,377	1,336
Equipment and software	193	190	387	382
Outside services	169	165	324	323
Occupancy	108	113	220	227
Other operating expense	168	188	325	391
Total noninterest expense	1,319	1,301	2,633	2,659
Income before income tax expense	554	480	1,022	910
Income tax expense	118	88	213	184
NET INCOME	$436	$392	$809	$726
Net income available to common stockholders	$402	$357	$742	$661
Weighted-average common shares outstanding:
Basic	433,640,210	454,142,489	435,967,554	457,750,585
Diluted	436,539,774	456,561,022	439,342,703	460,009,546
Per common share information:
Basic earnings	$0.93	$0.79	$1.70	$1.44
Diluted earnings	0.92	0.78	1.69	1.44
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Net income	$436	$392	$809	$726
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gains (losses) on cash flow hedge derivatives arising during the period, net of income taxes of $30, ($48), $106, and ($193), respectively	83	(129)	291	(534)
Reclassification adjustment for net (gains) losses on cash flow hedge derivatives included in net income, net of income taxes of $53, $62, $107, and $116, respectively	145	170	293	319
AFS securities:
Net unrealized gains (losses) on AFS securities arising during the period, net of income taxes of $20, ($9), $115, and ($65), respectively	56	(29)	338	(202)
Reclassification of net securities (gains) losses on AFS securities to net income, net of income taxes of $6, $4, $10, and $9, respectively	17	15	30	29
Defined benefit plans:
Actuarial gain (loss) arising during the period, net of income taxes	—	—	—	4
Amortization of actuarial (gain) loss to net income, net of income taxes	1	2	4	7
Total other comprehensive income (loss), net of income taxes	302	29	956	(377)
Total comprehensive income (loss)	$738	$421	$1,765	$349
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 39

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2024	2	$2,014	458	$6	$22,272	$9,923	($6,290)	($4,164)	$23,761
Dividends declared - common stock	—	—	—	—	—	(194)	—	—	(194)
Dividends declared - preferred stock	—	—	—	—	—	(35)	—	—	(35)
Preferred stock issued	—	391	—	—	—	—	—	—	391
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(6)	—	—	—	(200)	—	(200)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	1	—	21	—	—	—	21
Employee stock purchase plan	—	—	—	—	6	—	—	—	6
Total comprehensive income (loss):
Net income	—	—	—	—	—	392	—	—	392
Other comprehensive income (loss)	—	—	—	—	—	—	—	29	29
Total comprehensive income (loss)	—	—	—	—	—	392	—	29	421
Balance at June 30, 2024	2	$2,112	453	$6	$22,299	$10,079	($6,492)	($4,135)	$23,869
Balance at April 1, 2025	2	$2,113	438	$7	$22,370	$10,566	($7,249)	($2,941)	$24,866
Dividends declared - common stock	—	—	—	—	—	(185)	—	—	(185)
Dividends declared - preferred stock	—	—	—	—	—	(34)	—	—	(34)
Treasury stock purchased	—	—	(6)	—	—	—	(200)	—	(200)
Share repurchase excise tax	—	—	—	—	—	—	(1)	—	(1)
Share-based compensation plans	—	—	1	—	42	—	—	—	42
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Total comprehensive income (loss):
Net income	—	—	—	—	—	436	—	—	436
Other comprehensive income (loss)	—	—	—	—	—	—	—	302	302
Total comprehensive income (loss)	—	—	—	—	—	436	—	302	738
Balance at June 30, 2025	2	$2,113	433	$7	$22,420	$10,783	($7,450)	($2,639)	$25,234
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends declared - common stock	—	—	—	—	—	(391)	—	—	(391)
Dividends declared - preferred stock	—	—	—	—	—	(65)	—	—	(65)
Preferred stock issued	—	391	—	—	—	—	—	—	391
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(15)	—	—	—	(500)	—	(500)
Share repurchase excise tax	—	—	—	—	—	—	(6)	—	(6)
Share-based compensation plans	—	—	2	—	36	—	—	—	36
Employee stock purchase plan	—	—	—	—	13	—	—	—	13
Total comprehensive income (loss):
Net income	—	—	—	—	—	726	—	—	726
Other comprehensive income (loss)	—	—	—	—	—	—	—	(377)	(377)
Total comprehensive income (loss)	—	—	—	—	—	726	—	(377)	349
Balance at June 30, 2024	2	$2,112	453	$6	$22,299	$10,079	($6,492)	($4,135)	$23,869
Balance at January 1, 2025	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
Dividends declared - common stock	—	—	—	—	—	(371)	—	—	(371)
Dividends declared - preferred stock	—	—	—	—	—	(67)	—	—	(67)
Treasury stock purchased	—	—	(10)	—	—	—	(400)	—	(400)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	2	—	41	—	—	—	41
Employee stock purchase plan	—	—	—	—	15	—	—	—	15
Total comprehensive income (loss):
Net income	—	—	—	—	—	809	—	—	809
Other comprehensive income (loss)	—	—	—	—	—	—	—	956	956
Total comprehensive income (loss)	—	—	—	—	—	809	—	956	1,765
Balance at June 30, 2025	2	$2,113	433	$7	$22,420	$10,783	($7,450)	($2,639)	$25,234
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in millions)	2025	2024
OPERATING ACTIVITIES
Net income	$809	$726
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	317	353
Net change in Loans held for sale	(297)	85
Depreciation, amortization, and accretion	247	245
Deferred income tax expense (benefit)	(115)	(32)
Share-based compensation	74	55
Net gain on sale of assets	(14)	(5)
Net (increase) decrease in Other assets	359	277
Net increase (decrease) in Other liabilities	(707)	(316)
Net change due to operating activities	673	1,388
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(4,125)	(4,487)
Proceeds from maturities and paydowns of debt securities available for sale	1,809	1,318
Proceeds from sales of debt securities available for sale	1,117	703
Proceeds from maturities and paydowns of debt securities held to maturity	348	324
Net (increase) decrease in Interest-bearing deposits in banks	(45)	(154)
Purchases of loans	(503)	(440)
Sales of loans	911	125
Net (increase) decrease in Loans and leases	(1,821)	3,831
Capital expenditures, net	(47)	(40)
Other	(180)	38
Net change due to investing activities	(2,536)	1,218
FINANCING ACTIVITIES
Net increase (decrease) in Deposits	310	(990)
Net increase (decrease) in Short-term borrowed funds	249	(503)
Proceeds from issuance of long-term borrowed funds	6,033	10,853
Repayments of long-term borrowed funds	(5,926)	(11,256)
Treasury stock purchased	(400)	(500)
Net proceeds from issuance of preferred stock	—	391
Dividends paid to common stockholders	(371)	(391)
Dividends paid to preferred stockholders	(67)	(61)
Other	(18)	(6)
Net change due to financing activities	(190)	(2,463)
Net change in cash and cash equivalents(1)	(2,053)	143
Cash and cash equivalents at beginning of period(1)	10,601	11,628
Cash and cash equivalents at end of period(1)	$8,548	$11,771
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$1,918	$215
Loans securitized and transferred to AFS securities	—	133
(1) Cash and cash equivalents include Cash and due from banks and Interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements and Notes have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes included in the annual financial statements prepared in accordance with GAAP. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company’s interim period results. These unaudited interim financial statements and notes should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2024 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2025				December 31, 2024
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,462	$20	($81)	$4,401	$3,631	$3	($109)	$3,525
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	31,477	75	(1,683)	29,869	30,897	33	(2,135)	28,795
Other/non-agency	271	—	(8)	263	273	—	(13)	260
Total mortgage-backed securities	31,748	75	(1,691)	30,132	31,170	33	(2,148)	29,055
Collateralized loan obligations	124	—	—	124	184	—	—	184
Total debt securities available for sale, at fair value	$36,335	$95	($1,772)	$34,658	$34,986	$36	($2,257)	$32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,919	$—	($911)	$7,008	$8,187	$—	($1,051)	$7,136
Total mortgage-backed securities	7,919	—	(911)	7,008	8,187	—	(1,051)	7,136
Asset-backed securities	374	—	(3)	371	412	1	(9)	404
Total debt securities held to maturity	$8,293	$—	($914)	$7,379	$8,599	$1	($1,060)	$7,540
Equity securities, at cost(2)	$772	$—	$—	$772	$710	$—	$—	$710
Equity securities, at fair value(2)	257	—	—	257	220	—	—	220
(1) Excludes portfolio level basis adjustments of $29 million and $(75) million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at June 30, 2025 and December 31, 2024.
(2) Included in Other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 43

Accrued interest receivable on debt securities totaled $134 million and $125 million as of June 30, 2025 and December 31, 2024, respectively, and is included in Other assets in the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2025. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,206	$1,256	$—	$4,462
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	70	2,284	1,067	28,056	31,477
Other/non-agency	—	—	—	271	271
Collateralized loan obligations	—	—	124	—	124
Total debt securities available for sale	70	5,490	2,447	28,328	36,335
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,919	7,919
Asset-backed securities	—	374	—	—	374
Total debt securities held to maturity	—	374	—	7,919	8,293
Total amortized cost of debt securities	$70	$5,864	$2,447	$36,247	$44,628

Fair value:
U.S. Treasury and other	$—	$3,126	$1,275	$—	$4,401
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	70	2,240	1,014	26,545	29,869
Other/non-agency	—	—	—	263	263
Collateralized loan obligations	—	—	124	—	124
Total debt securities available for sale	70	5,366	2,413	26,809	34,658
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,008	7,008
Asset-backed securities	—	371	—	—	371
Total debt securities held to maturity	—	371	—	7,008	7,379
Total fair value of debt securities	$70	$5,737	$2,413	$33,817	$42,037
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $428 million and $417 million for the three months ended June 30, 2025 and 2024, respectively, and $846 million and $816 million for the six months ended June 30, 2025 and 2024, respectively.
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Gains	$5	$—	$12	$5
Losses	—	—	—	—
Securities gains, net	$5	$—	$12	$5
At June 30, 2025 and December 31, 2024, debt securities with a carrying value of $4.0 billion were pledged to secure public deposits, trust funds, FHLB borrowing capacity, repurchase agreements, derivative contracts and for other purposes as required or permitted by law.
The Company did not retain any securitization interests resulting from the origination of mortgage loans during the three and six months ended June 30, 2025. Retained interests from the sale and securitization of originated mortgage loans totaled $133 million during the three months ended June 30, 2024. The debt securities received from the issuers, FNMA and FHLMC, include a substantive guarantee and are classified as Debt securities available for sale in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 44

Impairment
The Company evaluated its existing HTM portfolio as of June 30, 2025 and concluded that 95% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at June 30, 2025.
The following tables present AFS debt securities with fair values below their respective carrying values, disclosed by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,601	($81)	$2,601	($81)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	7,678	(213)	13,684	(1,470)	21,362	(1,683)
Other/non-agency	—	—	263	(8)	263	(8)
Total mortgage-backed securities	7,678	(213)	13,947	(1,478)	21,625	(1,691)
Total	$7,678	($213)	$16,548	($1,559)	$24,226	($1,772)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,544	($109)	$2,544	($109)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	9,560	(265)	14,304	(1,870)	23,864	(2,135)
Other/non-agency	—	—	260	(13)	260	(13)
Total mortgage-backed securities	9,560	(265)	14,564	(1,883)	24,124	(2,148)
Total	$9,560	($265)	$17,108	($1,992)	$26,668	($2,257)
The Company does not currently have the intent to sell these AFS debt securities, and it is not more likely than not that the Company will be required to sell them prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of June 30, 2025. The unrealized losses on these AFS debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these AFS debt securities are not impaired.
Citizens Financial Group, Inc. | 45

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	June 30, 2025	December 31, 2024
Commercial and industrial	$45,412	$42,551
Commercial real estate	26,230	27,225
Total commercial	71,642	69,776
Residential mortgages	33,823	32,726
Home equity	17,711	16,495
Automobile	3,407	4,744
Education	8,550	10,812
Other retail	4,171	4,650
Total retail	67,662	69,427
Total loans and leases	$139,304	$139,203
Accrued interest receivable on loans and leases held for investment totaled $835 million and $816 million as of June 30, 2025 and December 31, 2024, respectively, and is included in Other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $39.0 billion and $37.5 billion at June 30, 2025 and December 31, 2024, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $21.4 billion and $22.9 billion at June 30, 2025 and December 31, 2024, respectively.
Interest income on direct financing and sales-type leases for the three months ended June 30, 2025 and 2024 was $11 million and $9 million, respectively, and is reported within interest and fees on loans and leases in the Consolidated Statements of Operations. For the six months ended June 30, 2025 and 2024, this interest income was $22 million and $20 million, respectively.
The following table presents the composition of LHFS:

	June 30, 2025				December 31, 2024
(dollars in millions)	Residential Mortgages(1)	Other retail(2)	Commercial(3)	Total	Residential Mortgages(1)	Commercial(3)	Total
Loans held for sale at fair value	$766	$—	$169	$935	$633	$192	$825
Other loans held for sale	—	979	179	1,158	—	33	33
Total loans held for sale	$766	$979	$348	$2,093	$633	$225	$858
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2024, see Note 6 in the Company’s 2024 Form 10-K. There were no significant changes to the ACL reserve methodology during the six months ended June 30, 2025.
Citizens Financial Group, Inc. | 46

The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,148	$866	$2,014	$1,140	$921	$2,061
Charge-offs	(93)	(108)	(201)	(178)	(257)	(435)
Recoveries	1	33	34	5	63	68
Net charge-offs	(92)	(75)	(167)	(173)	(194)	(367)
Provision expense (benefit) for loans and leases	50	111	161	139	175	314
Allowance for loan and lease losses, end of period	1,106	902	2,008	1,106	902	2,008
Allowance for unfunded lending commitments, beginning of period	164	34	198	155	43	198
Provision expense (benefit) for unfunded lending commitments	(1)	4	3	8	(5)	3
Allowance for unfunded lending commitments, end of period	163	38	201	163	38	201
Total allowance for credit losses, end of period	$1,269	$940	$2,209	$1,269	$940	$2,209
During the six months ended June 30, 2025, net charge-offs of $367 million and a provision for expected credit losses of $317 million resulted in a decrease of $50 million to the ACL.
During the first quarter of 2025, the Company entered into an agreement to sell $1.9 billion of Non-Core education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a $25 million charge-off was recognized. This transaction will settle ratably each quarter throughout 2025, of which approximately $800 million has settled to date, and the remaining $1.1 billion to be settled in the second half of 2025.
As of June 30, 2025, the Company’s ACL economic forecast over a two-year reasonable and supportable period reflects the economy going into a shallow two quarter contraction inclusive of uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.2% and a start-to-trough real GDP decline of approximately 0.5%, compared to peak unemployment of approximately 5.1% and a start-to-trough real GDP decline of approximately 0.4% at December 31, 2024. More severe economic scenarios are applied within the CRE portfolio, such as general office, with peak unemployment of approximately 9.3% and a start-to-trough real GDP decline of approximately 4.4% at June 30, 2025 and December 31, 2024.
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
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of June 30, 2025:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$3,641	$5,104	$1,783	$3,369	$1,901	$2,390	$24,635	$71	$42,894
Special Mention	—	7	55	71	226	135	285	—	779
Substandard Accrual	13	13	115	160	209	248	732	16	1,506
Nonaccrual	—	—	12	63	31	86	36	5	233
Total commercial and industrial	3,654	5,124	1,965	3,663	2,367	2,859	25,688	92	45,412
Commercial real estate
Pass	1,632	2,217	959	4,736	4,604	5,435	1,660	4	21,247
Special Mention	—	—	100	1,096	457	389	80	6	2,128
Substandard Accrual	—	3	79	585	286	1,057	23	116	2,149
Nonaccrual	—	—	3	108	60	529	2	4	706
Total commercial real estate	1,632	2,220	1,141	6,525	5,407	7,410	1,765	130	26,230
Total commercial
Pass	5,273	7,321	2,742	8,105	6,505	7,825	26,295	75	64,141
Special Mention	—	7	155	1,167	683	524	365	6	2,907
Substandard Accrual	13	16	194	745	495	1,305	755	132	3,655
Nonaccrual	—	—	15	171	91	615	38	9	939
Total commercial	$5,286	$7,344	$3,106	$10,188	$7,774	$10,269	$27,453	$222	$71,642
Citizens Financial Group, Inc. | 48

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$5,945	$2,525	$4,194	$2,923	$895	$2,066	$21,323	$66	$39,937
Special Mention	2	79	98	236	48	48	211	—	722
Substandard Accrual	9	64	207	269	139	253	697	13	1,651
Nonaccrual	—	11	68	62	5	55	34	6	241
Total commercial and industrial	5,956	2,679	4,567	3,490	1,087	2,422	22,265	85	42,551
Commercial real estate
Pass	2,720	1,305	5,748	5,412	1,919	4,199	1,434	4	22,741
Special Mention	1	—	911	362	175	257	80	6	1,792
Substandard Accrual	3	22	359	253	275	875	9	120	1,916
Nonaccrual	—	67	89	58	90	470	2	—	776
Total commercial real estate	2,724	1,394	7,107	6,085	2,459	5,801	1,525	130	27,225
Total commercial
Pass	8,665	3,830	9,942	8,335	2,814	6,265	22,757	70	62,678
Special Mention	3	79	1,009	598	223	305	291	6	2,514
Substandard Accrual	12	86	566	522	414	1,128	706	133	3,567
Nonaccrual	—	78	157	120	95	525	36	6	1,017
Total commercial	$8,680	$4,073	$11,674	$9,575	$3,546	$8,223	$23,790	$215	$69,776
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
Citizens Financial Group, Inc. | 49

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of June 30, 2025:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$555	$1,681	$1,343	$3,328	$5,103	$6,504	$—	$—	$18,514
740-799	1,031	1,280	801	1,566	2,167	3,049	—	—	9,894
680-739	233	355	292	528	718	1,212	—	—	3,338
620-679	17	68	78	149	169	506	—	—	987
<620	13	12	127	122	169	631	—	—	1,074
No FICO available(1)	—	—	—	3	1	12	—	—	16
Total residential mortgages	1,849	3,396	2,641	5,696	8,327	11,914	—	—	33,823
Home equity
800+	—	1	—	3	3	72	6,130	177	6,386
740-799	—	—	—	1	2	50	5,689	209	5,951
680-739	—	—	—	1	1	38	3,246	190	3,476
620-679	—	—	1	1	2	18	832	165	1,019
<620	—	—	2	1	2	15	517	337	874
No FICO available(1)	—	—	—	—	—	—	5	—	5
Total home equity	—	1	3	7	10	193	16,419	1,078	17,711
Automobile
800+	—	—	57	303	485	131	—	—	976
740-799	—	—	78	324	401	126	—	—	929
680-739	—	—	70	248	265	83	—	—	666
620-679	—	—	41	143	143	49	—	—	376
<620	—	—	46	172	178	64	—	—	460
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	292	1,190	1,472	453	—	—	3,407
Education
800+	86	279	337	542	1,073	2,002	—	—	4,319
740-799	135	307	302	427	524	987	—	—	2,682
680-739	55	138	134	181	174	371	—	—	1,053
620-679	9	42	44	49	47	126	—	—	317
<620	2	11	16	26	24	70	—	—	149
No FICO available(1)	8	—	—	—	—	22	—	—	30
Total education	295	777	833	1,225	1,842	3,578	—	—	8,550
Other retail
800+	19	135	45	33	10	8	501	6	757
740-799	34	170	64	38	12	7	849	11	1,185
680-739	27	125	55	33	10	6	800	9	1,065
620-679	11	61	30	24	7	2	311	4	450
<620	3	32	24	30	8	2	228	1	328
No FICO available(1)	—	1	—	—	—	—	385	—	386
Total other retail	94	524	218	158	47	25	3,074	31	4,171
Total retail
800+	660	2,096	1,782	4,209	6,674	8,717	6,631	183	30,952
740-799	1,200	1,757	1,245	2,356	3,106	4,219	6,538	220	20,641
680-739	315	618	551	991	1,168	1,710	4,046	199	9,598
620-679	37	171	194	366	368	701	1,143	169	3,149
<620	18	55	215	351	381	782	745	338	2,885
No FICO available(1)	8	1	—	3	1	34	390	—	437
Total retail	$2,238	$4,698	$3,987	$8,276	$11,698	$16,163	$19,493	$1,109	$67,662
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 50

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,230	$1,302	$3,299	$5,109	$2,919	$3,869	$—	$—	$17,728
740-799	1,757	873	1,568	2,213	1,338	1,923	—	—	9,672
680-739	425	281	552	697	385	938	—	—	3,278
620-679	31	61	126	151	101	494	—	—	964
<620	15	37	76	147	89	703	—	—	1,067
No FICO available(1)	1	—	—	1	1	14	—	—	17
Total residential mortgages	3,459	2,554	5,621	8,318	4,833	7,941	—	—	32,726
Home equity
800+	1	—	3	4	1	76	5,634	200	5,919
740-799	—	—	1	2	1	65	5,275	224	5,568
680-739	—	—	1	—	1	76	2,995	183	3,256
620-679	—	1	4	3	2	60	752	141	963
<620	—	2	6	3	1	59	459	259	789
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	3	15	12	6	336	15,115	1,007	16,495
Automobile
800+	—	65	380	665	183	58	—	—	1,351
740-799	—	92	430	581	176	61	—	—	1,340
680-739	—	91	338	385	115	45	—	—	974
620-679	—	51	189	194	56	29	—	—	519
<620	—	47	197	216	62	38	—	—	560
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	346	1,534	2,041	592	231	—	—	4,744
Education
800+	227	373	657	1,517	1,256	1,475	—	—	5,505
740-799	290	359	571	804	637	811	—	—	3,472
680-739	110	150	229	261	211	337	—	—	1,298
620-679	27	48	55	58	51	111	—	—	350
<620	5	12	21	28	25	60	—	—	151
No FICO available(1)	5	—	—	—	—	31	—	—	36
Total education	664	942	1,533	2,668	2,180	2,825	—	—	10,812
Other retail
800+	186	65	36	15	11	10	512	—	835
740-799	259	96	46	18	13	11	895	1	1,339
680-739	201	87	39	15	11	7	845	1	1,206
620-679	97	47	27	10	6	3	335	1	526
<620	32	31	34	15	7	3	234	1	357
No FICO available(1)	5	—	—	—	—	—	382	—	387
Total other retail	780	326	182	73	48	34	3,203	4	4,650
Total retail
800+	1,644	1,805	4,375	7,310	4,370	5,488	6,146	200	31,338
740-799	2,306	1,420	2,616	3,618	2,165	2,871	6,170	225	21,391
680-739	736	609	1,159	1,358	723	1,403	3,840	184	10,012
620-679	155	208	401	416	216	697	1,087	142	3,322
<620	52	129	334	409	184	863	693	260	2,924
No FICO available(1)	11	—	—	1	1	45	382	—	440
Total retail	$4,904	$4,171	$8,885	$13,112	$7,659	$11,367	$18,318	$1,011	$69,427
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 51

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Six Months Ended June 30, 2025
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$1	$24	$22	$4	$22	$—	$73
Commercial real estate	—	—	3	21	5	76	—	—	105
Total commercial	—	—	4	45	27	80	22	—	178
Residential mortgages	—	—	—	—	—	1	—	—	1
Home equity	—	—	—	1	—	1	7	—	9
Automobile	—	—	3	14	12	5	—	—	34
Education	—	2	4	10	18	48	—	—	82
Other retail	14	25	14	7	4	5	62	—	131
Total retail	14	27	21	32	34	60	69	—	257
Total loans and leases	$14	$27	$25	$77	$61	$140	$91	$—	$435

	Six Months Ended June 30, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$1	$11	$—	$3	$13	$—	$28
Commercial real estate	—	—	1	19	86	68	—	—	174
Total commercial	—	—	2	30	86	71	13	—	202
Residential mortgages	—	—	—	—	—	3	—	—	3
Home equity	—	—	—	—	—	2	5	1	8
Automobile	—	3	16	17	5	6	—	—	47
Education	—	—	3	13	14	33	—	—	63
Other retail	15	10	7	10	2	6	81	—	131
Total retail	15	13	26	40	21	50	86	1	252
Total loans and leases	$15	$13	$28	$70	$107	$121	$99	$1	$454
Citizens Financial Group, Inc. | 52

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$45,104	$60	$12	$3	$233	$45,412	$28
Commercial real estate	25,384	75	5	60	706	26,230	64
Total commercial	70,488	135	17	63	939	71,642	92
Residential mortgages	33,387	76	34	128	198	33,823	149
Home equity	17,323	79	27	—	282	17,711	189
Automobile	3,278	70	25	—	34	3,407	5
Education	8,480	33	16	2	19	8,550	2
Other retail	4,057	37	24	1	52	4,171	1
Total retail	66,525	295	126	131	585	67,662	346
Total	$137,013	$430	$143	$194	$1,524	$139,304	$438
Guaranteed residential mortgages(1)	$800	$39	$26	$128	$—	$993	$—

	December 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$42,247	$35	$20	$8	$241	$42,551	$31
Commercial real estate	26,212	204	27	6	776	27,225	32
Total commercial	68,459	239	47	14	1,017	69,776	63
Residential mortgages	32,011	251	93	179	192	32,726	142
Home equity	16,097	88	27	—	283	16,495	182
Automobile	4,563	100	33	—	48	4,744	6
Education	10,686	45	23	2	56	10,812	4
Other retail	4,504	46	31	1	68	4,650	1
Total retail	67,861	530	207	182	647	69,427	335
Total	$136,320	$769	$254	$196	$1,664	$139,203	$398
Guaranteed residential mortgages(1)	$696	$119	$55	$172	$—	$1,042	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At June 30, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $410 million and $372 million, respectively, and collateral-dependent commercial loans totaling $287 million and $607 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $294 million and $295 million as of June 30, 2025 and December 31, 2024, respectively.
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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and 2024, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$136	$—	$3	$1	$4	$144	0.32%
Commercial real estate	—	283	49	29	43	—	404	1.54
Total commercial	—	419	49	32	44	4	548	0.76
Residential mortgages	1	13	5	1	2	1	23	0.07
Home equity	2	—	4	2	—	—	8	0.05
Education	3	—	—	—	—	—	3	0.04
Other retail	5	—	—	—	—	—	5	0.12
Total retail	11	13	9	3	2	1	39	0.06
Total	$11	$432	$58	$35	$46	$5	$587	0.42%

	Three Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$184	$14	$—	$—	$—	$198	0.45%
Commercial real estate	—	307	87	—	24	49	467	1.65
Total commercial	—	491	101	—	24	49	665	0.92
Residential mortgages	2	15	5	—	2	—	24	0.08
Home equity	1	1	—	—	2	—	4	0.03
Education	3	2	19	—	—	—	24	0.21
Other retail	4	—	—	—	—	—	4	0.08
Total retail	10	18	24	—	4	—	56	0.08
Total	$10	$509	$125	$—	$28	$49	$721	0.51%
Citizens Financial Group, Inc. | 54

	Six Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$12	$218	$2	$3	$1	$4	$240	0.53%
Commercial real estate	28	409	81	29	65	—	612	2.33
Total commercial	40	627	83	32	66	4	852	1.19
Residential mortgages	2	27	8	5	2	1	45	0.13
Home equity	2	—	5	3	—	—	10	0.06
Education	5	—	—	—	—	—	5	0.06
Other retail	9	—	—	—	—	—	9	0.22
Total retail	18	27	13	8	2	1	69	0.10
Total	$58	$654	$96	$40	$68	$5	$921	0.66%

	Six Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Principal Forgiveness	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$210	$78	$—	$1	$32	$321	0.74%
Commercial real estate	—	569	110	—	63	50	792	2.80
Total commercial	—	779	188	—	64	82	1,113	1.55
Residential mortgages	3	50	8	—	4	—	65	0.20
Home equity	2	1	—	—	6	—	9	0.06
Education	6	1	30	—	—	—	37	0.33
Other retail	9	—	—	—	—	—	9	0.19
Total retail	20	52	38	—	10	—	120	0.17
Total	$20	$831	$226	$—	$74	$82	$1,233	0.87%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and 2024, disaggregated by class of financing receivable:

	Three Months Ended June 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.71%	19	$—	$—
Commercial real estate	0.90	8	1	—
Residential mortgages	1.09	100	—	—
Home equity	3.40	122	—	—
Education	3.97	—	—	—
Other retail	19.73	—	—	4

	Three Months Ended June 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	1.59%	8	$1	$—
Commercial real estate	2.44	9	1	—
Residential mortgages	1.45	99	—	—
Home equity	4.63	92	—	—
Education	4.37	24	—	—
Other retail	20.41	—	—	2
Citizens Financial Group, Inc. | 55

	Six Months Ended June 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	1.56%	17	$—	$—
Commercial real estate	0.83	9	2	—
Residential mortgages	1.02	107	—	—
Home equity	3.81	98	—	—
Education	4.38	—	—	—
Other retail	19.92	—	—	6

	Six Months Ended June 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.84%	10	$1	$—
Commercial real estate	1.24	16	1	—
Residential mortgages	1.63	92	—	—
Home equity	3.82	90	—	—
Education	4.41	24	—	—
Other retail	20.05	—	—	4
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ending June 30, 2025 and 2024, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	June 30, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$278	$—	$2	$—	$91	$371
Commercial real estate	495	—	—	6	331	832
Total commercial	773	—	2	6	422	1,203
Residential mortgages	46	4	7	14	21	92
Home equity	11	—	—	—	14	25
Education	8	—	—	—	1	9
Other retail	13	2	1	—	1	17
Total retail	78	6	8	14	37	143
Total	$851	$6	$10	$20	$459	$1,346

	June 30, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$300	$11	$—	$—	$115	$426
Commercial real estate	723	66	—	—	120	909
Total commercial	1,023	77	—	—	235	1,335
Residential mortgages	79	—	9	22	11	121
Home equity	6	—	—	—	10	16
Education	31	1	1	—	31	64
Other retail	11	1	1	—	1	14
Total retail	127	2	11	22	53	215
Total	$1,150	$79	$11	$22	$288	$1,550
Citizens Financial Group, Inc. | 56

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

	Three Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$26	$—	$—	$2	$28
Commercial real estate	—	6	2	—	—	8
Total commercial	—	32	2	—	2	36
Residential mortgages	1	11	1	3	—	16
Home equity	—	—	1	—	—	1
Education	—	—	—	—	—	—
Other retail	1	—	—	—	—	1
Total retail	2	11	2	3	—	18
Total	$2	$43	$4	$3	$2	$54

	Three Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$1	$—	$—	$1
Commercial real estate	—	33	—	—	33
Total commercial	—	34	—	—	34
Residential mortgages	—	5	1	1	7
Home equity	—	—	—	—	—
Education	2	—	14	—	16
Other retail	1	—	—	—	1
Total retail	3	5	15	1	24
Total	$3	$39	$15	$1	$58

	Six Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$27	$—	$—	$2	$29
Commercial real estate	—	76	2	—	—	78
Total commercial	—	103	2	—	2	107
Residential mortgages	1	14	2	5	—	22
Home equity	1	—	1	1	—	3
Education	1	—	—	—	—	1
Other retail	1	—	—	—	—	1
Total retail	4	14	3	6	—	27
Total	$4	$117	$5	$6	$2	$134
Citizens Financial Group, Inc. | 57

	Six Months Ended June 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$18	$—	$—	$18
Commercial real estate	—	70	—	—	70
Total commercial	—	88	—	—	88
Residential mortgages	—	12	1	1	14
Home equity	—	—	—	—	—
Education	3	—	14	—	17
Other retail	1	—	—	—	1
Total retail	4	12	15	1	32
Total	$4	$100	$15	$1	$120
Unfunded commitments related to loans modified during the six months ended June 30, 2025 were $273 million at June 30, 2025. Unfunded commitments related to loans modified during the year ended December 31, 2024 were $206 million at December 31, 2024.
NOTE 5 - MORTGAGE BANKING AND OTHER SERVICED LOANS
Mortgage Banking
The Company sells residential mortgages in the secondary market and does not retain a beneficial interest in these sales but may retain the servicing rights for the loans sold. The Company may exercise its option to repurchase eligible government guaranteed residential mortgages or may be obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation, such as noncompliance with eligibility or servicing requirements or customer fraud that should have been identified in a loan file review.
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Cash proceeds from residential mortgage loans sold with servicing retained	$2,734	$1,807	$4,392	$3,295
Gain on sales(1)	21	15	37	30
Contractually specified servicing, late and other ancillary fees(1)	69	77	139	156
(1) Reported in Mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $95.4 billion and $95.6 billion at June 30, 2025 and December 31, 2024, respectively. The Company manages the risk associated with changes in the fair value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Fair value as of beginning of the period	$1,397	$1,564	$1,491	$1,552
Amounts capitalized	48	25	75	43
Sales(1)	—	—	(72)	—
Changes in unpaid principal balance(2)	(40)	(43)	(79)	(89)
Changes in fair value(3)	21	22	11	62
Fair value at end of the period	$1,426	$1,568	$1,426	$1,568
(1) For the six months ended June 30, 2025, represents the sale of the excess servicing yield on MSRs related to certain FNMA mortgages with a total unpaid principal balance of $10.5 billion at the time of sale.
(2) Represents changes in value of the MSRs due to i) the passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period.
(3) Represents changes in fair value primarily driven by market conditions. These changes are recorded in Mortgage banking fees in the Consolidated Statements of Operations.

Citizens Financial Group, Inc. | 58

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

(dollars in millions)	June 30, 2025	December 31, 2024
Fair value	$1,426	$1,491
Weighted average life (years)	8.3	8.7
Weighted average constant prepayment rate	7.1%	6.7%
Decline in fair value from 10% adverse change	$40	$35
Decline in fair value from 20% adverse change	$74	$67
Weighted average option adjusted spread	624 bps	632 bps
Decline in fair value from 10% adverse change	$41	$42
Decline in fair value from 20% adverse change	$82	$84
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
Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	June 30, 2025	December 31, 2024
Education	$378	$420
Commercial and industrial(1)	92	92
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
Citizens Financial Group, Inc. | 59

Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	June 30, 2025	December 31, 2024
Assets:
Interest-bearing deposits in banks	$173	$209
Net loans and leases	2,815	3,843
Other assets	20	21
Total assets	$3,008	$4,073
Liabilities:
Long-term borrowed funds	$2,411	$3,375
Other liabilities	6	8
Total liabilities	$2,417	$3,383
Secured Borrowings
The Company utilizes a portion of its auto loan portfolio to support certain secured borrowing arrangements, which provide a source of funding for the Company and involves the transfer of auto loans to bankruptcy remote SPEs. These SPEs then issue asset-backed notes to third parties collateralized by the transferred loans.
The assets of a particular VIE are the primary source of funds to settle its obligations. Creditors of these VIEs do not have recourse to the general credit of the Company. The performance of the loans transferred is the most significant driver impacting the economic performance of the VIEs.
Unconsolidated VIEs
The Company is involved with various VIEs that are not consolidated including lending to SPEs, investments in asset-backed securities, and investments in entities that sponsor affordable housing, renewable energy, and economic development projects. The Company’s maximum exposure to loss resulting from its involvement with these entities is limited to the balance sheet carrying amount of its investments, unfunded commitments, and the outstanding principal balance of loans to SPEs.
A summary of these investments is presented below:

(dollars in millions)	June 30, 2025	December 31, 2024
Lending to SPEs included in Loans and leases	$4,521	$4,215
LIHTC investments included in Other assets	2,630	2,631
LIHTC unfunded commitments included in Other liabilities	1,054	1,109
Asset-backed investments included in HTM securities	374	412
Renewable energy investments included in Other assets	234	269
NMTC investments included in Other assets	2	2
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored SPEs within its Capital Markets business. The SPEs are primarily funded through these lending facilities or a syndication in which the Company participates. The principal risk of these lending facilities is the credit risk related to the underlying assets in the SPE, in which the Company generally holds a priority position. The Company’s maximum exposure to loss is equal to the carrying amount of the loans and unfunded commitments to the SPEs. The Company’s outstanding loans to these SPEs are included in commercial loans in Note 3 and Note 4. As of June 30, 2025 and December 31, 2024, the lending facilities had undrawn commitments to extend credit of $3.0 billion and $2.8 billion, respectively. For more information on commitments to extend credit see Note 11.
Citizens Financial Group, Inc. | 60

Low Income Housing Tax Credit Partnerships
The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing federal tax incentives pursuant to Section 42 of the Internal Revenue Code. The objective of these investments is to generate a satisfactory return on capital, encourage the development and investment in projects that serve affordable housing product offerings, and further the goals of the Community Reinvestment Act. The principal activities of the limited partnerships include the identification, development, and operation of multi-family housing properties leased to qualifying residential tenants. Funding for these investments is generally provided through a combination of debt and equity.
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
Contingent commitments related to the Company’s renewable energy investments were $44 million at June 30, 2025, and are expected to be paid in varying amounts through 2027. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold, changes in the production tax credit rates set by the Internal Revenue Service, and the achievement of commercial operation for a certain renewable energy project under its power purchase agreement.
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
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Tax credits recognized	$104	$94	$210	$191
Other tax benefits recognized	26	24	49	47
Amortization	(104)	(89)	(206)	(188)
Net benefit (expense) included in Income tax expense	26	29	53	50
Other income	2	2	4	3
Allocated income (loss) on investments	(4)	(3)	(7)	(6)
Net benefit (expense) included in Noninterest income	(2)	(1)	(3)	(3)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$24	$28	$50	$47
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2025 and 2024, this includes LIHTC, renewable energy and NMTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ended June 30, 2025 and 2024.
Citizens Financial Group, Inc. | 61

NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollars in millions)	June 30, 2025	December 31, 2024
Other short-term borrowed funds(1)	$249	$—
Total short-term borrowed funds	$249	$—
(1) Consists of short positions held by the Company’s commercial broker dealer. See Note 8 for additional information regarding forward purchase contracts entered into to economically hedge these short positions.
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	June 30, 2025	December 31, 2024
Parent Company:
4.350% fixed-rate subordinated debt, due August 2025	$133	$133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	499	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,246	1,245
2.500% fixed-rate senior unsecured notes, due February 2030	299	299
3.250% fixed-rate senior unsecured notes, due April 2030	747	747
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	61	60
5.253% fixed/floating-rate senior unsecured notes, due March 2031	746	—
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,244	1,243
2.638% fixed-rate subordinated debt, due September 2032	573	570
6.645% fixed/floating-rate senior unsecured notes, due April 2035	746	745
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	—	750
5.284% fixed/floating-rate senior unsecured notes, due January 2026(1)	—	350
3.750% senior unsecured notes, due February 2026	496	492
4.575% fixed/floating-rate senior unsecured notes, due August 2028	799	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 4.541% weighted average rate, due through 2043(2)	1,542	53
Secured borrowings, 5.527% weighted average rate, due through 2031(2)(3)	2,438	3,461
Other	19	18
Total long-term borrowed funds	$12,526	$12,401
(1) Notes were redeemed on January 27, 2025.
(2) Rate disclosed reflects the weighted average rate as of June 30, 2025.
(3) Collateralized by loans. See Note 6 for additional information.
At June 30, 2025, the Company’s long-term borrowed funds include principal balances of $12.6 billion, unamortized debt issuance costs and discounts of $78 million, and hedging basis adjustments of ($4) million. At December 31, 2024, the Company’s long-term borrowed funds include principal balances of $12.5 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($8) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $6.3 billion and $4.6 billion at June 30, 2025 and December 31, 2024, respectively. The Company’s available FHLB borrowing capacity was $21.9 billion and $21.1 billion at June 30, 2025 and December 31, 2024, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2025, the Company’s unused secured borrowing capacity was approximately $75.7 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 62

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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	June 30, 2025			December 31, 2024
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$72,753	$215	$10	$69,077	$402	$5
Derivatives not designated as hedging instruments:
Interest rate contracts	179,709	192	553	171,193	160	905
Foreign exchange contracts	39,978	635	543	34,749	472	411
Commodities contracts	1,259	499	441	1,136	429	379
TBA contracts	4,199	5	19	2,714	10	8
Other contracts	1,397	26	—	615	3	2
Total derivatives not designated as hedging instruments	226,542	1,357	1,556	210,407	1,074	1,705
Total gross derivatives	299,295	1,572	1,566	279,484	1,476	1,710
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(505)	(505)		(391)	(391)
Less: Cash collateral applied(1)		(235)	(295)		(677)	(99)
Total net derivatives presented in the Consolidated Balance Sheets		$832	$766		$408	$1,220
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
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the hedged item. All hedging relationships are formally documented at inception, as well as risk management objectives and strategies for undertaking various accounting hedges. In addition, the effectiveness of hedge relationships is monitored during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship and each relationship is monitored to ensure that management’s initial intent continues to be satisfied. Hedge accounting treatment is discontinued when the derivative is terminated or when it is determined that a derivative is not expected to be, or has ceased to be, an effective hedge. Changes in the fair value of a derivative are reflected in earnings after termination of the hedge relationship.
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At June 30, 2025 and December 31, 2024, the Company has designated $4.7 billion of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. At June 30, 2025 and December 31, 2024, the Company has also designated $3.4 billion and $3.1 billion, respectively, of interest rate swaps as fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities portfolio.
Citizens Financial Group, Inc. | 63

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended June 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$50	($2)
Derivatives	(50)	2
Amounts related to interest settlements on derivatives	13	(3)
Total net interest income recognized on fair value hedges	$13	($3)
Three Months Ended June 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	($39)	($3)
Derivatives	40	3
Amounts related to interest settlements on derivatives	28	(3)
Total net interest income recognized on fair value hedges	$29	($3)
Six Months Ended June 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$166	($4)
Derivatives	(168)	4
Amounts related to interest settlements on derivatives	24	(5)
Total net interest income recognized on fair value hedges	$22	($5)
Six Months Ended June 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	($174)	$—
Derivatives	179	—
Amounts related to interest settlements on derivatives	53	(7)
Total net interest income recognized on fair value hedges	$58	($7)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	June 30, 2025		December 31, 2024
	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets(2)	$9,718	$—	$9,557	$—
Carrying amount of hedged liabilities	—	496	—	491
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	71	(4)	(97)	(8)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.2 billion and $6.4 billion, respectively, including associated cumulative basis adjustments of $29 million and $(75) million, respectively. The amount of the designated hedging instruments was $4.7 billion at June 30, 2025 and December 31, 2024.
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
Citizens Financial Group, Inc. | 64

During the first quarter of 2025, the Company entered into a cash flow hedge with a notional amount of $1.5 billion to manage the variability in cash flows related to the sale of Non-Core education loans, which will settle ratably each quarter throughout 2025. During the second quarter of 2025, the Company terminated $582 million of this cash flow hedge in conjunction with the quarterly settlement of the education loan sale.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Pre-tax net gains (losses) recognized in OCI	$113	($177)	$397	($727)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(196)	(232)	(398)	(435)
Pre-tax net gains (losses) reclassified from AOCI into noninterest income	(1)	—	(1)	—
Pre-tax net gains (losses) reclassified from AOCI into interest expense	(1)	—	(1)	—
Using the June 30, 2025 interest rate curve, the Company estimates that $546 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations or the addition of other hedges after June 30, 2025.
Derivatives Not Designated As Hedging Instruments
The Company offers derivatives to customers in connection with their risk management needs consisting primarily of interest rate, foreign exchange, and commodity contracts. Market risk exposure from customer transactions is primarily managed by entering into a variety of hedging transactions with third-party dealers. Gains and losses on customer-related derivatives are reported in Foreign exchange and derivatives products in the Consolidated Statements of Operations.
During the second quarter of 2025, the Company entered into at-the-market equity offering programs to facilitate capital market activities for customers. These programs involve the concurrent short sale of an equity security and the execution of a forward purchase contract for the same equity security. The forward purchase contract economically hedges the Company’s short sale position and will be closed against such position when a program concludes. Changes in fair value related to the forward purchase contracts are reported in Capital markets fees in the Consolidated Statements of Operations.
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
Citizens Financial Group, Inc. | 65

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2025	2024	2025	2024
Economic hedge type:
Customer interest rate contracts	$70	($189)	$235	($683)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	(62)	197	(219)	700	Foreign exchange and derivative products
Customer foreign exchange contracts	319	(23)	417	(133)	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	(399)	37	(530)	182	Foreign exchange and derivative products
Customer commodity contracts	(302)	32	41	67	Foreign exchange and derivative products
Derivatives hedging commodity price risk	307	(25)	(29)	(57)	Foreign exchange and derivative products
Residential loan commitments	3	(5)	9	(7)	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(1)	6	(14)	9	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	5	(18)	27	(56)	Mortgage banking fees
Derivative contracts used to hedge equity price risk	11	—	11	—	Capital markets fees
Total	($49)	$12	($52)	$22
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances, net of income taxes, of each component of AOCI:

	As of and for the Three Months Ended June 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Balance at April 1, 2024	($1,343)	($2,497)	($324)	($4,164)
Other comprehensive income (loss) before reclassifications	(129)	(29)	—	(158)
Amounts reclassified to the Consolidated Statements of Operations	170	15	2	187
Net other comprehensive income (loss)	41	(14)	2	29
Balance at June 30, 2024	($1,302)	($2,511)	($322)	($4,135)
Balance at April 1, 2025	($569)	($2,074)	($298)	($2,941)
Other comprehensive income (loss) before reclassifications	83	56	—	139
Amounts reclassified to the Consolidated Statements of Operations	145	17	1	163
Net other comprehensive income (loss)	228	73	1	302
Balance at June 30, 2025	($341)	($2,001)	($297)	($2,639)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
Citizens Financial Group, Inc. | 66

	As of and for the Six Months Ended June 30,
(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Balance at January 1, 2024	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(534)	(202)	4	(732)
Amounts reclassified to the Consolidated Statements of Operations	319	29	7	355
Net other comprehensive income (loss)	(215)	(173)	11	(377)
Balance at June 30, 2024	($1,302)	($2,511)	($322)	($4,135)
Balance at January 1, 2025	($925)	($2,369)	($301)	($3,595)
Other comprehensive income (loss) before reclassifications	291	338	—	629
Amounts reclassified to the Consolidated Statements of Operations	293	30	4	327
Net other comprehensive income (loss)	584	368	4	956
Balance at June 30, 2025	($341)	($2,001)	($297)	($2,639)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock as of June 30, 2025 and December 31, 2024:

			June 30, 2025			December 31, 2024
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series E	1,000	(1)	450,000	(2)	437	450,000	437
Series F	1,000		400,000		395	400,000	395
Series G	1,000		300,000		296	300,000	296
Series H	1,000	(1)	400,000	(3)	392	400,000	392
Total			2,150,000		$2,113	2,150,000	$2,113
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
Citizens Financial Group, Inc. | 67

Dividends
The following tables summarize the Company’s common and preferred stock dividend activity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$185	$185	$0.42	$194	$194
Preferred stock
Series B	$19.08	$6	$6	$21.66	$6	$6
Series C	19.47	6	6	22.53	7	5
Series D	—	—	—	23.78	7	5
Series E	12.50	6	5	12.50	6	6
Series F	14.12	5	5	14.12	6	5
Series G	10.00	3	3	10.00	3	3
Series H	18.44	8	8	—	—	—
Total preferred stock		$34	$33		$35	$30

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.84	$371	$371	$0.84	$391	$391
Preferred stock
Series B	$38.19	$12	$12	$43.38	$13	$13
Series C	38.97	12	12	38.47	12	10
Series D	—	—	—	39.66	12	10
Series E	25.00	11	11	25.00	11	11
Series F	28.25	11	11	28.25	11	11
Series G	20.00	6	6	20.00	6	6
Series H	36.88	15	15	—	—	—
Total preferred stock		$67	$67		$65	$61
Treasury Stock
During the six months ended June 30, 2025 and 2024, the Company repurchased $400 million, or 9,612,964 shares, and $500 million, or 15,000,188 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2024 Form 10-K.

(dollars in millions)	June 30, 2025	December 31, 2024
Commitments to extend credit	$96,668	$93,460
Letters of credit	1,910	1,845
Loans sold with recourse	93	93
Risk participation agreements	30	1
Other commitments	12	14
Total	$98,713	$95,413
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
Citizens Financial Group, Inc. | 68

Letters of Credit
Letters of credit in the table above reflect commercial, standby financial and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Letters of credit are generally secured, with collateral including, but not limited to, cash, accounts receivable, inventory or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amount of the allowance for unfunded commitments. Standby and commercial letters of credit are issued for terms of up to two years and one year, respectively.
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
Risk Participation Agreements
RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At June 30, 2025, the remaining terms on these RPAs ranged from less than one year to eight years.
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
In these disputes and proceedings, the Company contests liability and the amount of damages as appropriate. Given their complex nature, and based on the Company's experience, it may be years before some of these matters are resolved. Moreover, before liability can be reasonably estimated for a claim, numerous legal and factual issues may need to be examined, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal issues relevant to the proceedings in question. The Company cannot predict with certainty if, how, or when such claims will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for claims that are at an early stage in their development or where claimants seek substantial or indeterminate damages. The Company recognizes a provision for a claim when, in the opinion of management after seeking legal advice, it is probable that a liability exists and the amount of loss can be reasonably estimated. In many proceedings, however, it is not possible to determine whether any loss is probable or to estimate the amount of any loss.
Based on information currently available, the advice of legal counsel and other advisers, and established reserves, management believes that the aggregate liabilities, if any, potentially arising from these proceedings will not have a materially adverse effect on the Company’s unaudited interim Consolidated Financial Statements.
Citizens Financial Group, Inc. | 69

NOTE 12 - FAIR VALUE MEASUREMENTS
The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities for which fair value is the required or elected measurement basis of accounting. Fair value is also used on a nonrecurring basis to evaluate assets for impairment or for disclosure purposes. Nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. Fair value measurement guidance is also applied to disclosures in this Note related to assets and liabilities that are not required to be reported at fair value in the financial statements.
For more information on the measurement of fair value for the Company’s assets and liabilities, including the election of the fair value option and valuation techniques utilized to measure fair value on a recurring and nonrecurring basis, see Note 20 in the Company’s 2024 Form 10-K.
Fair Value Option
The Company has elected to account for residential mortgage LHFS and certain commercial LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	June 30, 2025			December 31, 2024
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$766	$745	$21	$633	$625	$8
Commercial loans held for sale	169	179	(10)	192	199	(7)
Citizens Financial Group, Inc. | 70

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at June 30, 2025:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$30,132	$—	$30,132	$—
Collateralized loan obligations	124	—	124	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,401	4,401	—	—
Total debt securities available for sale	34,658	4,401	30,257	—
Loans held for sale:
Residential loans held for sale	766	—	766	—
Commercial loans held for sale	169	—	169	—
Total loans held for sale, at fair value	935	—	935	—
Mortgage servicing rights	1,426	—	—	1,426
Derivative assets:
Interest rate contracts	407	—	407	—
Foreign exchange contracts	635	—	635	—
Commodities contracts	499	—	499	—
TBA contracts	5	—	5	—
Other contracts	26	—	11	15
Total derivative assets	1,572	—	1,557	15
Equity securities, at fair value(1)	198	198	—	—
Short-term investments	49	10	39	—
Total assets	$38,838	$4,609	$32,788	$1,441
Derivative liabilities:
Interest rate contracts	$563	$—	$563	$—
Foreign exchange contracts	543	—	543	—
Commodities contracts	441	—	441	—
TBA contracts	19	—	19	—
Other contracts	—	—	—	—
Total derivative liabilities	1,566	—	1,566	—
Short-term borrowed funds	249	242	7	—
Other liabilities	137	—	137	—
Total liabilities	$1,952	$242	$1,710	$—
(1) Excludes investments of $59 million included in Other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $21 million at June 30, 2025, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 71

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
Citizens Financial Group, Inc. | 72

The following tables present a roll forward of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,397	$5	$1,491	$1
Issuances	48	18	75	34
Sales(1)	—	—	(72)	—
Settlements(2)	(40)	(11)	(79)	(27)
Changes in fair value recognized in earnings(3)	21	3	11	7
Ending balance	$1,426	$15	$1,426	$15

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,564	$8	$1,552	$7
Issuances	25	16	43	29
Settlements(2)	(43)	(13)	(89)	(23)
Changes in fair value recognized in earnings(3)	22	(5)	62	(7)
Ending balance	$1,568	$6	$1,568	$6
(1) For MSRs, represents the sale of the excess servicing yield on MSRs.
(2) For MSRs, represents changes in value of the MSRs due to i) the passage of time including the impact from both regularly scheduled loan principal payments and partial paydowns, and ii) loans that paid off during the period. For other derivative contracts, represents the closeout of interest rate lock commitments and other cash payments.
(3) Represents changes in fair value primarily driven by market conditions. These changes are recorded in Mortgage banking fees and Other income in the Consolidated Statements of Operations.
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities:

			As of June 30, 2025	As of December 31, 2024
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.39-15.11% CPR (7.10% CPR)	5.08-16.32% CPR (6.70% CPR)
		Option adjusted spread	398-1,058 bps (624 bps)	398-1,058 bps (632 bps)
Other derivative contracts	Internal Model	Pull through rate	14.33-99.88% (85.32%)	5.09-99.90% (83.06%)
		MSR value	21.83-166.92 bps (117.81 bps)	23.91-171.64 bps (121.23 bps)
(1) Disclosures related to the fair value measurement of financial instruments deemed immaterial are not included.
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Collateral-dependent loans	($26)	($64)	($85)	($120)

The following table presents assets measured at fair value on a nonrecurring basis:

	June 30, 2025				December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$697	$—	$697	$—	$979	$—	$979	$—
Citizens Financial Group, Inc. | 73

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions.

	June 30, 2025
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,293	$7,379	$—	$—	$7,919	$7,008	$374	$371
Loans held for sale	1,158	1,158	—	—	—	—	1,158	1,158
Net loans and leases	137,296	136,748	—	—	697	697	136,599	136,051
Other assets	772	772	—	—	751	751	21	21
Financial liabilities:
Deposits	175,086	175,006	—	—	175,086	175,006	—	—
Long-term borrowed funds	12,526	12,575	—	—	12,526	12,575	—	—

	December 31, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Debt securities held to maturity	$8,599	$7,540	$—	$—	$8,187	$7,136	$412	$404
Loans held for sale	33	33	—	—	—	—	33	33
Net loans and leases	137,142	136,293	—	—	979	979	136,163	135,314
Other assets	710	710	—	—	689	689	21	21
Financial liabilities:
Deposits	174,776	174,651	—	—	174,776	174,651	—	—
Long-term borrowed funds	12,401	12,247	—	—	12,401	12,247	—	—
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

	Three Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$77	$34	$—	$—	$111
Card fees	74	13	—	—	87
Capital markets fees	—	95	—	—	95
Wealth fees	88	—	—	—	88
Other banking fees	—	2	—	—	2
Total revenue from contracts with customers	$239	$144	$—	$—	$383
Total revenue from other sources(1)	90	88	3	36	217
Total noninterest income	$329	$232	$3	$36	$600
Citizens Financial Group, Inc. | 74

	Three Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$75	$30	$—	$—	$105
Card fees	74	13	—	4	91
Capital markets fees	—	126	—	—	126
Wealth fees	75	—	—	—	75
Other banking fees	—	4	—	1	5
Total revenue from contracts with customers	$224	$173	$—	$5	$402
Total revenue from other sources(1)	53	69	—	29	151
Total noninterest income	$277	$242	$—	$34	$553

	Six Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$151	$68	$—	$—	$219
Card fees	141	26	—	—	167
Capital markets fees	—	190	—	—	190
Wealth fees	169	—	—	—	169
Other banking fees	1	4	—	—	5
Total revenue from contracts with customers	$462	$288	$—	$—	$750
Total revenue from other sources(1)	164	159	3	68	394
Total noninterest income	$626	$447	$3	$68	$1,144

	Six Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$138	$63	$—	$—	$201
Card fees	140	28	—	7	175
Capital markets fees	—	242	—	—	242
Wealth fees	143	—	—	—	143
Other banking fees	1	6	—	1	8
Total revenue from contracts with customers	$422	$339	$—	$8	$769
Total revenue from other sources(1)	113	130	—	58	301
Total noninterest income	$535	$469	$—	$66	$1,070
(1) Includes bank-owned life insurance income of $28 million and $30 million for the three months ended June 30, 2025 and 2024, respectively, and $55 million and $54 million for the six months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025 and 2024, the Company recognized trailing commissions of $4 million and $3 million, respectively, related to previous investment sales. For the six months ended June 30, 2025 and 2024, the Company recognized $8 million and $7 million, respectively.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of Other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Marketing	$45	$49	$85	$84
Deposit insurance(1)	38	46	76	122
Other	85	93	164	185
Other operating expense	$168	$188	$325	$391
(1) Includes an industry-wide FDIC special assessment of $5 million and $40 million for the three and six months ended June 30, 2024, respectively.
Citizens Financial Group, Inc. | 75

NOTE 15 - EARNINGS PER SHARE
Basic EPS is the amount of earnings, adjusted for preferred stock dividends and the impact of issuance costs associated with preferred stock redemptions, available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares, which include incremental shares issued for share-based payment awards. Potentially dilutive common shares are excluded from the computation of diluted EPS in periods in which the effect would be antidilutive.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$436	$392	$809	$726
Less: Preferred stock dividends	34	35	67	65
Net income available to common stockholders	$402	$357	$742	$661
Denominator:
Weighted-average common shares outstanding - basic	433,640,210	454,142,489	435,967,554	457,750,585
Dilutive common shares: share-based awards	2,899,564	2,418,533	3,375,149	2,258,961
Weighted-average common shares outstanding - diluted	436,539,774	456,561,022	439,342,703	460,009,546
Earnings per common share:
Basic	$0.93	$0.79	$1.70	$1.44
Diluted(1)	0.92	0.78	1.69	1.44
(1) Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 1,703,819 and 1,206,158 for the three months ended June 30, 2025 and 2024, respectively, and 1,144,513 and 1,318,088 for the six months ended June 30, 2025 and 2024, respectively.
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
For more information on the Company’s business segments, as well as Other non-segment operations, see Note 26 in the Company’s 2024 Form 10-K.
Citizens Financial Group, Inc. | 76

	Three Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,218	$439	($5)	($215)	$1,437
Noninterest income	329	232	3	36	600
Total revenue	1,547	671	(2)	(179)	2,037
Direct expenses(1)(2)	679	219	1	420	1,319
Indirect expenses(3)	284	98	14	(396)	—
Noninterest expense	963	317	15	24	1,319
Profit (loss) before provision (benefit) for credit losses	584	354	(17)	(203)	718
Provision (benefit) for credit losses	81	84	2	(3)	164
Income (loss) before income tax expense (benefit)	503	270	(19)	(200)	554
Income tax expense (benefit)	127	64	(5)	(68)	118
Net income (loss)	$376	$206	($14)	($132)	$436
Total average assets	$78,822	$66,284	$5,216	$67,339	$217,661
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $32 million, $5 million, and $77 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Three Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,120	$494	($31)	($173)	$1,410
Noninterest income	277	242	—	34	553
Total revenue	1,397	736	(31)	(139)	1,963
Direct expenses(1)(2)	566	208	1	526	1,301
Indirect expenses(3)	349	103	25	(477)	—
Noninterest expense	915	311	26	49	1,301
Profit (loss) before provision (benefit) for credit losses	482	425	(57)	(188)	662
Provision (benefit) for credit losses	84	90	10	(2)	182
Income (loss) before income tax expense (benefit)	398	335	(67)	(186)	480
Income tax expense (benefit)	102	76	(17)	(73)	88
Net income (loss)	$296	$259	($50)	($113)	$392
Total average assets	$74,295	$68,958	$9,418	$66,551	$219,222
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $28 million, $7 million, and $78 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
Citizens Financial Group, Inc. | 77

	Six Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$2,411	$880	($20)	($443)	$2,828
Noninterest income	626	447	3	68	1,144
Total revenue	3,037	1,327	(17)	(375)	3,972
Direct expenses(1)(2)	1,348	437	1	847	2,633
Indirect expenses(3)	569	207	30	(806)	—
Noninterest expense	1,917	644	31	41	2,633
Profit (loss) before provision (benefit) for credit losses	1,120	683	(48)	(416)	1,339
Provision (benefit) for credit losses	167	161	39	(50)	317
Income (loss) before income tax expense (benefit)	953	522	(87)	(366)	1,022
Income tax expense (benefit)	241	120	(22)	(126)	213
Net income (loss)	$712	$402	($65)	($240)	$809
Total average assets	$78,182	$65,827	$5,872	$67,108	$216,989
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $61 million, $10 million, and $155 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Six Months Ended June 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$2,213	$1,008	($68)	($301)	$2,852
Noninterest income	535	469	—	66	1,070
Total revenue	2,748	1,477	(68)	(235)	3,922
Direct expenses(1)(2)	1,142	421	2	1,094	2,659
Indirect expenses(3)	676	207	49	(932)	—
Noninterest expense	1,818	628	51	162	2,659
Profit (loss) before provision (benefit) for credit losses	930	849	(119)	(397)	1,263
Provision (benefit) for credit losses	165	171	29	(12)	353
Income (loss) before income tax expense (benefit)	765	678	(148)	(385)	910
Income tax expense (benefit)	197	160	(38)	(135)	184
Net income (loss)	$568	$518	($110)	($250)	$726
Total average assets	$74,064	$69,529	$9,986	$66,417	$219,996
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $55 million, $14 million, and $155 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part I, Item 2 and is incorporated herein by reference.
Citizens Financial Group, Inc. | 78

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The design of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended June 30, 2025 are included below:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(2)
April 1, 2025 - April 30, 2025	4,022,009	$39.00	4,021,765	$343,167,247
May 1, 2025 - May 31, 2025	95	$36.89	—	$343,167,247
June 1, 2025 - June 30, 2025	1,106,966	$39.00	1,106,966	$1,500,000,000
(1) Includes shares repurchased to satisfy applicable tax withholding obligations in connection with an employee share-based compensation plan and the forfeiture of unvested restricted stock awards.
(2) On June 13, 2025, the Company announced that its Board of Directors increased the capacity under its common share repurchase program to $1.5 billion, an increase of $1.2 billion above the $300 million of capacity remaining under the prior June 2024 authorization.
Common stock share repurchases may be executed in the open market or in privately negotiated transactions, including under Rule 10b5-1 plans and accelerated share repurchase and other structured transactions. The timing and exact amount of future share repurchases will be subject to various factors, including the Company’s capital position, financial performance, balance sheet growth, market conditions, and regulatory considerations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
Citizens Financial Group, Inc. | 79

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective July 8, 2024 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed July 9, 2024)

3.2 Certificate of Designations of the Registrant with respect to the Series I Preferred Stock, dated July 25, 2025, filed with the Secretary of State of the State of Delaware and effective July 25, 2025 (incorporated herein by reference to Exhibit 3.2 of Form 8-A, filed July 30, 2025)

3.3 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

10.1 Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective as of April 24, 2025†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 80

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2025.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Christopher J. Schnirel
Name: Christopher J. Schnirel
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Citizens Financial Group, Inc. | 81