Form 10-Q
period 2025-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2025-11-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 429,486,191 shares of the registrant’s common stock ($0.01 par value) outstanding on October 24, 2025.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
AACL	Adjusted Allowance for Credit Losses
ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCB	Capital Conservation Buffer
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Consolidated Subsidiaries
CLTV	Combined Loan-to-Value
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
Efficiency Ratio	Noninterest expense divided by total revenue, inclusive of net interest income and noninterest income
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Entity
HTM	Held To Maturity
LHFS	Loans Held for Sale
LIHTC	Low Income Housing Tax Credit
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Citizens Financial Group, Inc. | 3

Modified AACL transition	The Day-1 CECL adoption entry booked to ACL plus 25% of subsequent CECL ACL reserve build
Modified CECL transition	The Day-1 CECL adoption entry booked to retained earnings plus 25% of subsequent CECL ACL reserve build
MSR	Mortgage Servicing Right
NM	Not meaningful
NMTC	New Markets Tax Credit
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To-Be-Announced Mortgage Security
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
•The effect of changes in interest rates on our net interest income, net interest margin, mortgage originations, mortgage servicing rights, and mortgages held for sale;
•Changes in interest rates and market liquidity, as well as the magnitude of such changes, which may reduce interest margins, impact funding sources, and affect the ability to originate and distribute financial products in the primary and secondary markets;
•Financial services reform and other current, pending, or future legislation or regulation that could have a negative effect on our revenue and businesses;
•Environmental risks, such as physical or transition risks associated with climate change, and social and governance risks that could adversely affect our reputation, operations, business, and customers;
•A failure in, or breach of, our compliance with laws, as well as operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyberattacks; and
•Management’s ability to identify and manage these and other risks.
Citizens Financial Group, Inc. | 6

In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, balance sheet growth, market conditions, and regulatory considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares from, or pay any dividends to, holders of our common stock, or as to the amount of any such repurchases or dividends.
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2024 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc. is one of the nation’s oldest and largest financial institutions, with $222.7 billion in assets as of September 30, 2025. Headquartered in Providence, Rhode Island, we offer a broad range of retail and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas, and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center, and the convenience of approximately 3,100 ATMs and approximately 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management, and small business offerings. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
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
EXECUTIVE SUMMARY
This summary highlights select financial information of the Company as well as information regarding certain significant events and transactions occurring during the nine months ended September 30, 2025. This summary should be read in conjunction with this entire document for a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting policies and estimates. Each of these items, taken individually or collectively, could have an impact on the Company’s financial condition, results of operations, and cash flows. For additional information regarding our financial performance and condition, see “Results of Operations” and “Analysis of Financial Condition.”
Key Financial Highlights
•Net income of $494 million and $1.3 billion for the three and nine months ended September 30, 2025, respectively, increased $112 million and $195 million, with earnings per diluted common share up $0.28 to $1.05 and up $0.54 to $2.74, compared to the same periods in 2024.
•Net interest income of $1.5 billion and $4.3 billion for the three and nine months ended September 30, 2025, respectively, increased $119 million and $95 million compared to the same periods in 2024, driven by higher net interest margin reflecting lower funding costs, the time-based benefits of the Non-Core portfolio runoff, terminated swap impacts, and fixed-rate asset repricing benefits.
•Net interest margin on an FTE basis of 3.00% and 2.95% for the three and nine months ended September 30, 2025, respectively, increased 23 basis points and 10 basis points compared to the same periods in 2024, driven by lower funding costs, the time-based benefits of the Non-Core portfolio runoff, terminated swap impacts, and fixed-rate asset repricing benefits.
•Noninterest income of $630 million and $1.8 billion for the three and nine months ended September 30, 2025, respectively, increased $98 million and $172 million compared to the same periods in 2024, primarily driven by higher wealth, mortgage banking, capital markets, and service charge fees.
Citizens Financial Group, Inc. | 7

•Noninterest expense of $1.3 billion and $4.0 billion for the three and nine months ended September 30, 2025, respectively, increased $76 million and $50 million compared to the same periods in 2024, driven by salaries and employee benefits reflecting hiring related to the Private Bank and Private Wealth build-out, strong capital markets fee performance, and increased medical benefit costs. The increase during the nine-month period was partially offset by a decline in other operating expense primarily driven by lower FDIC deposit insurance costs.
•Provision expense of $154 million and $471 million for the three and nine months ended September 30, 2025, respectively, decreased $18 million and $54 million compared to the same periods in 2024, reflecting runoff of the Non-Core portfolio and improving loan mix.
•The efficiency ratio of 63.03% and 65.16% for the three and nine months ended September 30, 2025, respectively, compared to 66.23% and 67.28% for the same periods in 2024.
•ROTCE of 11.75% and 10.84% for the three and nine months ended September 30, 2025, respectively, compared to 9.45% and 9.63% for the same periods in 2024.
•Tangible book value per common share of $36.73 increased 14% from December 31, 2024, driven by a decrease in common shares outstanding of nine million and a net increase in tangible common equity of $1.6 billion. The increase in tangible common equity is primarily attributable to increases in AOCI of $1.3 billion and retained earnings of $644 million, including net income of $1.3 billion for the nine months ended September 30, 2025.
See “Non-GAAP Financial Measures” for more information regarding the ROTCE and tangible book value per common share non-GAAP financial measures presented herein.
Sale of Education Loans
During the first quarter of 2025, we entered into an agreement to sell $1.9 billion of Non-Core education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a charge-off of $25 million was recognized, which was covered by existing reserves. This transaction will settle ratably each quarter throughout 2025, of which approximately $1.4 billion has settled to date, with the remaining $500 million scheduled to settle during the fourth quarter of 2025.
Share Repurchases
On June 13, 2025, we announced that our Board of Directors increased the capacity of our common share repurchase program to $1.5 billion, an increase of $1.2 billion above the $300 million of capacity remaining under the prior June 2024 authorization. During the three and nine months ended September 30, 2025, the Parent Company repurchased $75 million and $475 million, respectively, of its outstanding common stock. See Note 10 and Item 2 for additional information on share repurchase activity.
Preferred Stock
On July 31, 2025, we issued $400 million, or 400,000 shares, of 6.500% fixed-rate reset non-cumulative perpetual Series I Preferred Stock, par value of $25 per share with a liquidation preference of $1,000 per share. Holders of Series I Preferred Stock will be entitled to receive dividend payments only when, as, and if declared by our Board of Directors. Any such dividends will be payable quarterly in arrears on January 6, April 6, July 6, and October 6 of each year, beginning on January 6, 2026 (long first dividend period).
The net proceeds from the issuance of the Series I Preferred Stock were used to redeem all of the outstanding shares of our 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock on the dividend payment and earliest available redemption date of October 6, 2025.
For more information regarding our Series I Preferred Stock issuance and Series F Preferred Stock redemption, see Note 10.
Common Stock Dividend
On October 15, 2025, we announced that our Board of Directors declared a quarterly common stock dividend of $0.46 per share, a $0.04, or 9.5%, increase compared to the prior quarter. The dividend is payable on November 12, 2025 to shareholders of record at the close of business on October 29, 2025.
Citizens Financial Group, Inc. | 8

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
On July 4, 2025, H.R. 1, entitled the One Big Beautiful Bill Act, was signed into law. This bill includes a broad range of tax reform provisions affecting individuals and businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions, extending certain Inflation Reduction Act energy incentives while accelerating the phase-out of others, and implementing various other tax cuts and spending measures. We have completed our initial evaluation of the bill and do not expect it to have a material impact on our Consolidated Financial Statements.
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
RESULTS OF OPERATIONS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. Factors that influence our net interest income include, but are not limited to, the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB, and market interest rates. For further discussion, refer to the “Market Risk” and “Risk Governance” sections of our 2024 Form 10-K.
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

Table 1: Major Components of Net Interest Income
	Three Months Ended September 30,
	2025			2024			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$9,015	$97	4.24%	$8,896	$121	5.30%	$119	(106) bps
Taxable investment securities	46,452	433	3.71	45,083	423	3.75	1,369	(4)
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	46,453	433	3.71	45,084	423	3.75	1,369	(4)
Commercial and industrial	46,351	581	4.91	44,071	556	4.95	2,280	(4)
Commercial real estate	25,799	380	5.76	28,209	452	6.26	(2,410)	(50)
Total commercial	72,150	961	5.21	72,280	1,008	5.46	(130)	(25)
Residential mortgages	34,134	339	3.98	32,117	301	3.75	2,017	23
Home equity	18,027	322	7.07	15,733	317	8.02	2,294	(95)
Automobile	3,096	35	4.44	5,942	64	4.28	(2,846)	16
Education	8,513	129	5.98	11,155	153	5.45	(2,642)	53
Other retail	4,091	111	10.92	4,776	133	11.04	(685)	(12)
Total retail	67,861	936	5.49	69,723	968	5.53	(1,862)	(4)
Total loans and leases	140,011	1,897	5.35	142,003	1,976	5.50	(1,992)	(15)
Loans held for sale	2,119	31	5.73	1,181	19	6.26	938	(53)
Interest-earning assets	197,598	2,458	4.92	197,164	2,539	5.09	434	(17)
Noninterest-earning assets	21,519			21,414			105
Total assets	$219,117			$218,578			$539
Liabilities and Stockholders’ Equity
Checking with interest	$34,748	$134	1.54%	$33,090	$131	1.58%	$1,658	(4)
Savings	25,001	86	1.36	26,868	128	1.89	(1,867)	(53)
Money market	57,783	411	2.82	53,152	444	3.32	4,631	(50)
Time	20,355	185	3.61	24,705	287	4.65	(4,350)	(104)
Total interest-bearing deposits	137,887	816	2.35	137,815	990	2.86	72	(51)
Short-term borrowed funds	589	5	2.91	150	3	6.06	439	(315)
Long-term borrowed funds	11,643	149	5.11	13,690	177	5.20	(2,047)	(9)
Total borrowed funds	12,232	154	5.01	13,840	180	5.21	(1,608)	(20)
Total interest-bearing liabilities	150,119	970	2.56	151,655	1,170	3.07	(1,536)	(51)
Noninterest-bearing demand deposits	38,070			36,236			1,834
Other noninterest-bearing liabilities	5,387			6,194			(807)
Total liabilities	193,576			194,085			(509)
Stockholders’ equity	25,541			24,493			1,048
Total liabilities and stockholders’ equity	$219,117			$218,578			$539
Interest rate spread			2.36%			2.02%		34
Net interest income and net interest margin		$1,488	2.99%		$1,369	2.76%		23
Net interest income and net interest margin, FTE(1)		$1,492	3.00%		$1,373	2.77%		23
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$175,957	$816	1.84%	$174,051	$990	2.26%	$1,906	(42)	bps
Citizens Financial Group, Inc. | 10

	Nine Months Ended September 30,
	2025			2024			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$8,445	$278	4.35%	$9,602	$391	5.35%	($1,157)	(100) bps
Taxable investment securities	46,354	1,279	3.68	44,561	1,239	3.71	1,793	(3)
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	46,355	1,279	3.68	44,562	1,239	3.71	1,793	(3)
Commercial and industrial	44,972	1,645	4.83	44,342	1,795	5.32	630	(49)
Commercial real estate	26,429	1,151	5.74	28,681	1,376	6.30	(2,252)	(56)
Total commercial	71,401	2,796	5.16	73,023	3,171	5.71	(1,622)	(55)
Residential mortgages	33,480	984	3.92	31,713	874	3.68	1,767	24
Home equity	17,338	923	7.11	15,387	920	7.99	1,951	(88)
Automobile	3,727	123	4.41	6,832	218	4.27	(3,105)	14
Education	9,280	405	5.83	11,472	463	5.39	(2,192)	44
Other retail	4,285	346	10.83	4,866	392	10.76	(581)	7
Total retail	68,110	2,781	5.45	70,270	2,867	5.45	(2,160)	—
Total loans and leases	139,511	5,577	5.31	143,293	6,038	5.58	(3,782)	(27)
Loans held for sale	2,023	83	5.45	1,104	56	6.71	919	(126)
Interest-earning assets	196,334	7,217	4.88	198,561	7,724	5.15	(2,227)	(27)
Noninterest-earning assets	21,372			20,959			413
Total assets	$217,706			$219,520			($1,814)
Liabilities and Stockholders’ Equity:
Checking with interest	$33,770	$367	1.45%	$33,017	$368	1.49%	$753	(4)
Savings	25,430	260	1.36	27,389	369	1.80	(1,959)	(44)
Money market	55,656	1,144	2.75	52,552	1,320	3.35	3,104	(60)
Time	22,093	642	3.89	25,274	885	4.68	(3,181)	(79)
Total interest-bearing deposits	136,949	2,413	2.36	138,232	2,942	2.84	(1,283)	(48)
Short-term borrowed funds	729	22	3.85	324	14	5.64	405	(179)
Long-term borrowed funds	12,263	466	5.07	14,147	547	5.15	(1,884)	(8)
Total borrowed funds	12,992	488	5.00	14,471	561	5.16	(1,479)	(16)
Total interest-bearing liabilities	149,941	2,901	2.58	152,703	3,503	3.06	(2,762)	(48)
Noninterest-bearing demand deposits	37,326			36,374			952
Other noninterest-bearing liabilities	5,618			6,544			(926)
Total liabilities	192,885			195,621			(2,736)
Stockholders’ equity	24,821			23,899			922
Total liabilities and stockholders’ equity	$217,706			$219,520			($1,814)
Interest rate spread			2.30%			2.09%		21
Net interest income and net interest margin		$4,316	2.94%		$4,221	2.84%		10
Net interest income and net interest margin, FTE(1)		$4,328	2.95%		$4,234	2.85%		10
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$174,275	$2,413	1.85%	$174,606	$2,942	2.25%	($331)	(40)	bps
(1) Net interest income and net interest margin on an FTE basis are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information.
Net interest income increased $119 million, or 9%, and increased $95 million, or 2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by higher net interest margin reflecting lower funding costs, the time-based benefits of the Non-Core portfolio runoff, terminated swap impacts, and fixed-rate asset repricing benefits.
Net interest margin on an FTE basis increased 23 basis points and 10 basis points for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by lower funding costs, the time-based benefits of the Non-Core portfolio runoff, terminated swap impacts, and fixed-rate asset repricing benefits.
Average interest-earning assets increased $434 million for the three months ended September 30, 2025, compared to the same period in 2024, driven by an increase in investment securities and loans held for sale, partially offset by a decline in total loans and leases. For the nine months ended September 30, 2025, average interest-earnings assets decreased $2.2 billion compared to the same period in 2024, driven by a decline in total loans and leases and cash held in interest-bearing deposits, partially offset by an increase in investment securities and loans held for sale.
Citizens Financial Group, Inc. | 11

Average deposits increased $1.9 billion for the three months ended September 30, 2025 and were stable for the nine months ended September 30, 2025, compared to the same periods in 2024. The increase during the three-month period was driven by growth in the Private Bank, partially offset by a reduction in higher-cost brokered deposits.
Average total borrowed funds decreased $1.6 billion and $1.5 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven primarily by a decline in auto collateralized borrowings given runoff of the Non-Core portfolio. A decline in FHLB advances is also a driver during the nine-month period.
Noninterest Income
The following table presents the components of noninterest income:

Table 2: Noninterest Income
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	Percent	2025	2024	Change	Percent
Service charges and fees	$112	$109	$3	3%	$332	$311	$21	7%
Capital markets fees	166	94	72	77	371	346	25	7
Card fees	87	93	(6)	(6)	260	271	(11)	(4)
Wealth fees	93	76	17	22	262	219	43	20
Mortgage banking fees	49	46	3	7	181	149	32	21
Foreign exchange and derivative products	42	36	6	17	122	111	11	10
Letter of credit and loan fees	48	45	3	7	137	130	7	5
Securities gains, net	2	9	(7)	(78)	14	14	—	—
Other income(1)	31	24	7	29	95	51	44	86
Noninterest income	$630	$532	$98	18%	$1,774	$1,602	$172	11%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, are described below:
•Wealth fees increased reflecting growth in assets under management, primarily from the Private Bank;
•Mortgage banking fees increased driven by higher MSR valuation, net of hedging;
•Capital markets fees increased driven by higher M&A, loan syndication, and equity underwriting fees during the three-month period, and by higher loan syndication and equity underwriting fees during the nine-month period; and
•Service charges and fees increased driven primarily by higher overdraft and cash management fees.
Citizens Financial Group, Inc. | 12

Noninterest Expense
The following table presents the components of noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	Percent	2025	2024	Change	Percent
Salaries and employee benefits	$705	$647	$58	9%	$2,082	$1,983	$99	5%
Equipment and software	197	194	3	2	584	576	8	1
Outside services	161	146	15	10	485	469	16	3
Occupancy	106	108	(2)	(2)	326	335	(9)	(3)
Other operating expense	166	164	2	1	491	555	(64)	(12)
Noninterest expense	$1,335	$1,259	$76	6%	$3,968	$3,918	$50	1%
The primary drivers for the change in noninterest expense for the three and nine months ended September 30, 2025, compared to the same periods in 2024, are described below:
•Salaries and employee benefits increased reflecting hiring related to the Private Bank and Private Wealth build-out, strong Capital Markets fee performance, and increased medical benefit costs; and
•The decline in Other operating expense during the nine-month period was driven primarily by lower FDIC deposit insurance, reflecting CBNA’s special assessment of $40 million recognized in 2024, and lower fraud losses, partially offset by higher travel and marketing-related costs.
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
Provision expense of $154 million and $471 million for the three and nine months ended September 30, 2025, respectively, compared with a provision of $172 million and $525 million for the same periods in 2024, reflecting runoff of the Non-Core portfolio and improving loan mix.
Income Tax Expense
Income tax expense of $135 million and $348 million increased $47 million and $76 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The effective income tax rate of 21.4% and 21.1% for the three and nine months ended September 30, 2025, respectively, increased from 18.6% and 19.7% compared to the same periods in 2024. These increases are primarily driven by higher pre-tax income and a reduced benefit from tax-advantaged investments. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 13

ANALYSIS OF FINANCIAL CONDITION
Securities
The following table presents the major components of securities at amortized cost and fair value:

Table 4: Amortized Cost and Fair Value of Securities
	September 30, 2025		December 31, 2024
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,563	$4,514	$3,631	$3,525
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	31,865	30,551	30,897	28,795
Other/non-agency	268	263	273	260
Total mortgage-backed securities	32,133	30,814	31,170	29,055
Collateralized loan obligations	90	90	184	184
Total debt securities available for sale	$36,787	$35,419	$34,986	$32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,767	$6,938	$8,187	$7,136
Total mortgage-backed securities	7,767	6,938	8,187	7,136
Asset-backed securities	357	357	412	404
Total debt securities held to maturity	$8,124	$7,295	$8,599	$7,540
Total debt securities available for sale and held to maturity	$44,911	$42,714	$43,585	$40,305
Equity securities, at cost(2)	$710	$710	$710	$710
Equity securities, at fair value(2)	286	286	220	220
(1) Excludes portfolio level basis adjustments of $37 million and $(75) million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at September 30, 2025 and December 31, 2024.
(2) Included in Other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality and highly liquid investments that reflect our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of September 30, 2025, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $38.8 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk” section in this report. For further discussion of liquidity requirements, see “Regulation and Supervision — Liquidity Requirements” in our 2024 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of September 30, 2025, the portfolio’s average effective duration, including hedging actions to reduce duration, was 3.6 years compared with 3.7 years as of December 31, 2024.
Citizens Financial Group, Inc. | 14

Loans and Leases
The following table presents loans and leases, excluding LHFS:

Table 5: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	September 30, 2025	December 31, 2024	Change	Percent
Commercial and industrial	$46,953	$42,551	$4,402	10%
Commercial real estate	25,540	27,225	(1,685)	(6)
Total commercial	72,493	69,776	2,717	4
Residential mortgages	34,477	32,726	1,751	5
Home equity	18,415	16,495	1,920	12
Automobile	2,816	4,744	(1,928)	(41)
Education	8,556	10,812	(2,256)	(21)
Other retail	4,113	4,650	(537)	(12)
Total retail	68,377	69,427	(1,050)	(2)
Total loans and leases	$140,870	$139,203	$1,667	1%
The increase in total loans and leases as of September 30, 2025 compared to December 31, 2024 reflects a $2.7 billion increase in commercial driven by higher line of credit utilization, partially offset by CRE paydowns. Retail reflects a $1.1 billion decrease driven by an agreement entered into during the first quarter to sell $1.9 billion of Non-Core education loans. The decrease in retail is also attributable to runoff of the Non-Core portfolio, partially offset by growth in home equity and mortgage, including the Private Bank.
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
The following table presents the ACL and associated coverage ratio for our loan and lease portfolios:

Table 6: ACL and Related Coverage Ratios by Portfolio
	September 30, 2025			December 31, 2024
(dollars in millions)	Loans and Leases	Allowance	Coverage Ratio	Loans and Leases	Allowance	Coverage Ratio
Allowance for Loan and Lease Losses
Commercial and industrial	$46,953	$486	1.04%	$42,551	$480	1.13%
Commercial real estate	25,540	597	2.34	27,225	660	2.42
Total commercial	72,493	1,083	1.49	69,776	1,140	1.63
Residential mortgages	34,477	211	0.61	32,726	194	0.59
Home equity	18,415	121	0.66	16,495	112	0.68
Automobile	2,816	13	0.45	4,744	24	0.51
Education	8,556	268	3.13	10,812	292	2.70
Other retail	4,113	276	6.72	4,650	299	6.44
Total retail	68,377	889	1.30	69,427	921	1.33
Total loans and leases	$140,870	$1,972	1.40%	$139,203	$2,061	1.48%
Allowance for Unfunded Lending Commitments
Commercial(1)		$182	1.74%		$155	1.86%
Retail(2)		47	1.37		43	1.39
Total allowance for unfunded lending commitments		229			198
Allowance for credit losses	$140,870	$2,201	1.56%	$139,203	$2,259	1.62%
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
The ACL as of September 30, 2025 compared to December 31, 2024 decreased $58 million, driven by a $28 million decrease in retail, given the benefit of runoff of the Non-Core portfolio and improving loan mix, and a $30 million decrease in commercial.
Citizens Financial Group, Inc. | 15

The following table presents nonaccrual loans and leases:

Table 7: Nonaccrual Loans and Leases
(dollars in millions)	September 30, 2025	December 31, 2024	Change		Percent
Commercial and industrial	$230	$241	($11)		(5%)
Commercial real estate	703	776	(73)		(9)
Total commercial	933	1,017	(84)		(8)
Residential mortgages	188	192	(4)		(2)
Home equity	297	283	14		5
Automobile	31	48	(17)		(35)
Education	20	56	(36)		(64)
Other retail	49	68	(19)		(28)
Total retail	585	647	(62)		(10)
Nonaccrual loans and leases	$1,518	$1,664	($146)		(9%)
Nonaccrual loans and leases to total loans and leases	1.08%	1.20%	(12	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	130	124	6%
Allowance for credit losses to nonaccrual loans and leases	145	136	9%
The decline in nonaccrual loans and leases as of September 30, 2025 compared to December 31, 2024 reflects a decrease in commercial primarily driven by the general office segment of CRE, and a decrease in retail driven by the sale of Non-Core education loans and continued runoff of the auto portfolio. See “Executive Summary” for more information regarding the sale of education loans.
The following tables present the net charge-off ratio for our loan and lease portfolios:

Table 8: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended September 30,
	2025			2024
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$30	$46,351	0.26%	$54	$44,071	0.49%
Commercial real estate	55	25,799	0.85	44	28,209	0.62
Total commercial	85	72,150	0.47	98	72,280	0.54
Residential mortgages	—	34,134	—	—	32,117	—
Home equity	(3)	18,027	(0.06)	(1)	15,733	(0.03)
Automobile	4	3,096	0.43	13	5,942	0.81
Education	20	8,513	0.92	24	11,155	0.85
Other retail	56	4,091	5.45	58	4,776	4.93
Total retail	77	67,861	0.45	94	69,723	0.54
Total loans and leases	$162	$140,011	0.46%	$192	$142,003	0.54%

	Nine Months Ended September 30,
	2025			2024
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$99	$44,972	0.30%	$61	$44,342	0.18%
Commercial real estate	159	26,429	0.81	218	28,681	1.02
Total commercial	258	71,401	0.48	279	73,023	0.51
Residential mortgages	—	33,480	—	1	31,713	—
Home equity	(5)	17,338	(0.04)	(6)	15,387	(0.05)
Automobile	15	3,727	0.52	31	6,832	0.60
Education	89	9,280	1.28	77	11,472	0.90
Other retail	172	4,285	5.38	175	4,866	4.82
Total retail	271	68,110	0.53	278	70,270	0.53
Total loans and leases	$529	$139,511	0.51%	$557	$143,293	0.52%
Citizens Financial Group, Inc. | 16

For the three and nine months ended September 30, 2025, net charge-offs decreased $30 million and decreased $28 million, respectively, compared to the same periods in 2024. The net charge-off ratio decreased 8 basis points and decreased 1 basis point, respectively, compared to the same periods in 2024. The nine-month period ended September 30, 2025 includes a $25 million charge-off resulting from the sale of Non-Core education loans. See “Executive Summary” for more information regarding the sale of education loans.
Commercial Loan Asset Quality
Our commercial portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans. As discussed in our 2024 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases.
Total commercial criticized balances of $6.6 billion at September 30, 2025 decreased $523 million compared to December 31, 2024.
Commercial and industrial criticized balances of $2.6 billion at September 30, 2025 remained stable compared to December 31, 2024.
Commercial real estate criticized balances of $4.0 billion at September 30, 2025 decreased from $4.5 billion at December 31, 2024, attributable to office, multifamily, and industrial loan upgrades driven by improved leasing and operating performance, credit-enhanced extensions, pending sales, and refinancing activity, along with net charge-offs in the general office portfolio. Approximately 97% of commercial real estate loans remain current on payments as of September 30, 2025.
For more information on the distribution of commercial loans by vintage date and regulatory classification rating, see Note 4.
The following table presents our commercial and industrial loan portfolio by industry sector:

Table 9: Commercial and Industrial Loans by Industry Sector
	September 30, 2025		December 31, 2024
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$8,349	6%	$6,070	4%
Secured private credit finance	3,310	2	2,908	2
Other finance and insurance	4,139	3	3,538	3
Other manufacturing	3,676	3	3,491	3
Technology	2,868	2	2,818	2
Accommodation and food services	2,070	1	2,599	2
Health, pharma, and social assistance	2,334	2	2,322	2
Professional, scientific, and technical services	2,628	2	2,313	2
Energy and related	1,934	1	2,085	1
Other services	2,280	1	2,061	1
Wholesale trade	2,393	2	2,010	1
Retail trade	1,959	1	2,000	1
Arts, entertainment, and recreation	1,660	1	1,509	1
Administrative and waste management	1,217	1	1,352	1
Automotive	1,180	1	1,026	1
Rental and leasing	1,181	1	923	1
Consumer products manufacturing	783	1	710	1
Other	2,992	2	2,816	2
Total commercial and industrial	$46,953	33%	$42,551	31%
Citizens Financial Group, Inc. | 17

The following table presents our commercial real estate loan portfolio by property type and state:

Table 10: Commercial Real Estate by Property Type and State
	September 30, 2025		December 31, 2024
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multifamily	$9,592	7%	$9,791	7%
Office
Credit tenant lease and life sciences(1)	2,095	1	2,135	2
Other general office	2,522	2	2,930	2
Industrial	2,596	2	3,575	3
Retail	2,875	2	2,940	2
Co-op	1,791	1	1,802	1
Data center	875	1	1,024	1
Hospitality	368	—	418	—
Other	2,826	2	2,610	2
Total commercial real estate	$25,540	18%	$27,225	20%
State
New York	$6,437	4%	$6,643	5%
New Jersey	3,001	2	3,370	2
Pennsylvania	2,266	2	2,594	2
California	2,588	2	2,398	2
Massachusetts	1,601	1	1,682	1
Texas	1,512	1	1,571	1
Florida	1,030	1	1,123	1
Other Southeast(2)	2,533	2	2,789	2
Other	4,572	3	5,055	4
Total commercial real estate	$25,540	18%	$27,225	20%
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
The following table presents an aging analysis of accruing and nonaccrual loans for our retail loan portfolio:

Table 11: Retail Loan Portfolio Analysis
	September 30, 2025					December 31, 2024
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.77%	0.23%	0.12%	0.33%	0.55%	97.81%	0.77%	0.28%	0.55%	0.59%
Home equity	97.79	0.45	0.15	—	1.61	97.59	0.53	0.16	—	1.72
Automobile	95.95	2.20	0.75	—	1.10	96.18	2.11	0.70	—	1.01
Education	99.14	0.40	0.21	0.02	0.23	98.83	0.42	0.21	0.02	0.52
Other retail	97.50	0.78	0.53	—	1.19	96.86	0.99	0.67	0.02	1.46
Total retail	98.35%	0.43%	0.19%	0.17%	0.86%	97.75%	0.76%	0.30%	0.26%	0.93%
Citizens Financial Group, Inc. | 18

The following table presents certain asset quality metrics for our retail loan portfolio:

Table 12: Retail Asset Quality Metrics
	September 30, 2025	December 31, 2024
Average refreshed FICO for total portfolio	776	775
CLTV ratio for secured real estate(1)	49%	50%
(1) The real estate secured portfolio CLTV is calculated as the mortgage and second lien loan balance divided by the most recently available value of the property.
For more information on the aging of accruing and nonaccrual retail loans and the distribution of retail loans by vintage date and FICO score, see Note 4.
Deposits
The following table presents the composition of deposits:

Table 13: Composition of Deposits
(dollars in millions)	September 30, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand	$39,472	22%	$36,920	21%
Checking with interest	35,219	19	33,246	19
Savings	24,759	14	25,976	15
Money market	59,709	33	55,321	32
Time	20,852	12	23,313	13
Total deposits	$180,011	100%	$174,776	100%
Total deposits as of September 30, 2025 increased compared to December 31, 2024, reflecting growth in the Private Bank, partially offset by a decline in time deposits given elevated retail maturities and continued reduction in higher-cost Treasury brokered deposits.
The following table presents an analysis of estimated insured/secured deposits as a percentage of total deposits:

Table 14: Uninsured and Insured/Secured Deposits
(dollars in millions)	September 30, 2025	December 31, 2024
Total deposits	$180,011	$174,776

Estimated uninsured deposits(1)	82,202	76,764
Less: Uninsured affiliate deposits eliminated in consolidation	11,288	12,705
Less: Preferred deposits(1)(2)	6,445	6,902
CFG adjusted estimated uninsured deposits, excluding preferred deposits	64,469	57,157
Total estimated insured/secured deposits	$115,542	$117,619
Insured/secured deposits to total deposits	64%	67%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $10.7 billion as of September 30, 2025 decreased $1.7 billion compared to December 31, 2024, driven by a decline in secured borrowings collateralized by loans and senior debt. For more information regarding our borrowed funds, see “Liquidity Risk” and Note 7.
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
The following tables present certain financial data of our reportable business segments. Total business segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations, consisting primarily of treasury and community development, and include assets, liabilities, capital, revenues, provision (benefit) for credit losses, expenses, and income tax expense (benefit) not attributed to the Company’s reportable business segments.

Table 15: Selected Financial Data for Business Segments
	Three Months Ended September 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$1,262	$1,156	$448	$478	($7)	($28)
Noninterest income	311	285	286	207	4	—
Total revenue	1,573	1,441	734	685	(3)	(28)
Noninterest expense	979	916	333	300	12	23
Profit (loss) before credit losses	594	525	401	385	(15)	(51)
Net charge-offs	81	84	78	91	4	17
Income (loss) before income tax expense (benefit)	513	441	323	294	(19)	(68)
Income tax expense (benefit)	130	114	75	63	(5)	(17)
Net income (loss)	$383	$327	$248	$231	($14)	($51)
Average Balances:
Total assets	$80,729	$75,392	$66,134	$68,092	$4,000	$8,389
Total loans and leases(1)	74,274	69,021	62,905	64,974	3,976	8,352
Deposits	128,547	121,899	44,482	44,190	—	—
Interest-earning assets	74,870	69,608	63,719	65,550	3,976	8,352

	Nine Months Ended September 30,
	Consumer Banking		Commercial Banking		Non-Core
(dollars in millions)	2025	2024	2025	2024	2025	2024
Net interest income	$3,673	$3,369	$1,328	$1,486	($27)	($96)
Noninterest income	937	820	733	676	7	—
Total revenue	4,610	4,189	2,061	2,162	(20)	(96)
Noninterest expense	2,896	2,734	977	928	43	74
Profit (loss) before credit losses	1,714	1,455	1,084	1,234	(63)	(170)
Net charge-offs	248	249	239	262	43	46
Income (loss) before income tax expense (benefit)	1,466	1,206	845	972	(106)	(216)
Income tax expense (benefit)	371	311	195	223	(27)	(55)
Net income (loss)	$1,095	$895	$650	$749	($79)	($161)
Average Balances:
Total assets	$79,040	$74,510	$65,931	$69,046	$5,241	$9,450
Total loans and leases(1)	72,588	68,146	62,801	66,048	5,217	9,408
Deposits	127,193	120,803	43,056	44,766	—	—
Interest-earning assets	73,176	68,740	63,485	66,507	5,217	9,408
(1) Includes LHFS.
Consumer Banking
Net interest income increased $106 million and $304 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by higher net interest margin and growth in average interest-earning assets.
Citizens Financial Group, Inc. | 20

Noninterest income increased $26 million and $117 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by wealth fees, mortgage banking fees, and service charges and fees, reflecting growth in assets under management, primarily from the Private Bank, higher MSR valuation, net of hedging, and higher overdraft and cash management fees.
Noninterest expense increased $63 million and $162 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven primarily by salaries and benefits reflecting hiring related to the Private Bank and Private Wealth build-out, as well as an increase in medical benefit costs, and outside services given investments across the enterprise.
Net charge-offs were stable for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Commercial Banking
Net interest income decreased $30 million and $158 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by lower net interest margin and a decline in average interest-earning assets.
Noninterest income increased $79 million and $57 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by capital markets fees reflecting higher M&A, loan syndication, and equity underwriting fees during the three-month period, and by higher loan syndication and equity underwriting fees during the nine-month period.
Noninterest expense increased $33 million and $49 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven primarily by salaries and benefits given strong Capital Markets fee performance and increased medical benefit costs, and outside services given investments across the enterprise.
Net charge-offs decreased $23 million for the nine months ended September 30, 2025 compared to the same period in 2024, driven by CRE, partially offset by an increase in commercial and industrial.
Non-Core
Net interest income increased $69 million for the nine months ended September 30, 2025, compared to the same period in 2024, driven by a decline in funding costs relative to the highest-cost marginal funding sources during 2025, including secured borrowings collateralized by auto loans and FHLB advances.
Net charge-offs were stable for the nine months ended September 30, 2025 compared to the same period in 2024.
Average loans and leases decreased $4.4 billion and $4.2 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, driven by expected runoff of the Non-Core portfolio.
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
Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and/or other relevant market rates or prices. Modest market risk arises from trading activities that serve customer needs, including the hedging of interest rate and foreign exchange risks. As described below, the market risk arising from our non-trading banking activities, such as the origination of loans and deposit gathering, is more significant. We have established enterprise-wide policies and methodologies to identify, measure, monitor, and report market risk. We actively manage market risk for both non-trading and trading activities.
Non-Trading Risk
Our non-trading banking activities expose us to market risk. This market risk is composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics, or assumptions as described in “Market Risk — Non-Trading Risk” in our 2024 Form 10-K.
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

Table 16: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2025	December 31, 2024
Gradual Change in Interest Rates
+200	2.4%	2.2%
+100	1.2	1.0
-100	(1.2)	(0.9)
-200	(2.5)	(1.8)
Instantaneous Change in Interest Rates
+200	2.3%	1.8%
+100	1.5	1.1
-100	(1.9)	(1.3)
-200	(4.6)	(3.3)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions, and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of September 30, 2025, consistent with our position as of December 31, 2024. Our interest rate sensitivity incorporates the impact of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds, and hedge activity. Receive-fixed swaps that offset our naturally asset-sensitive balance sheet represent the primary hedging tool utilized to manage overall asset sensitivity. Pay-fixed swaps against our securities portfolio are also utilized to protect capital by reducing AOCI volatility.
We use a valuation measure of exposure to structural interest rate risk, EVE, as a supplement to net interest income simulations. EVE complements net interest income simulation analysis as it estimates risk exposure over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. We employ sophisticated models for prepayments and deposit pricing and attrition, which provide a granular view of cash flows based on the unique characteristics of the underlying products and customer segments. The change in value is expressed as a percentage of regulatory capital.
We use interest rate derivative contracts as part of our ALM strategy to manage exposure to the variability in the interest cash flows on our floating-rate assets and wholesale funding, the variability in the fair value of AFS securities, and to hedge market risk on fixed-rate capital markets debt issuances.
Citizens Financial Group, Inc. | 23

The following table presents interest rate derivative contracts that we have entered into as of September 30, 2025 and December 31, 2024:

Table 17: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	September 30, 2025				December 31, 2024
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$8,253	4.1	3.8%	4.2%	$7,827	4.7	3.8%	4.5%
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	500	0.1	2.6	4.5	500	0.9	2.6	4.8
Total fair value hedges	8,753				8,327
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	30,750	1.1	3.3	4.2	26,250	1.7	3.1	4.5
Receive fixed/pay SOFR - forward-starting	18,500	3.4	3.7	3.4	20,000	3.5	3.7	4.0
Pay fixed/receive SOFR - forward-starting	434	3.1	3.7	3.9	—	—	—	—
Basis swaps
Receive SOFR/pay 1-month term SOFR	13,000	1.0	—	4.2/4.1	11,500	1.6	—	4.5/4.3
Receive SOFR/pay 1-month term SOFR - forward-starting	1,000	1.3	—	3.8/3.7	3,000	2.4	—	4.0/4.0
Total cash flow hedges	63,684				60,750
Total hedges	$72,437				$69,077
Included in AOCI is a net loss from terminated swaps of $376 million that will reduce net interest income by $103 million in the fourth quarter of 2025. The remaining $273 million will reduce net interest income by $230 million in 2026 and $43 million after 2026.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities to finance M&A transactions for our clients. We have a rigorous risk management process around these activities, including a limit structure capping our underwriting risk, potential loss, and sub-limits for specific asset classes. Further, the ability to approve underwriting exposure is delegated only to senior level individuals in the credit risk management and capital markets organizations with each transaction reviewed by the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We have market risk associated with the value of residential MSRs, which are impacted by various types of inherent risks, including duration, basis, convexity, volatility, and yield curve.
As part of our overall risk management strategy we enter into various freestanding derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. For more information regarding the fair value of our MSRs and associated derivatives see Note 5 and Note 8.
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
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a low net risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 18: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$2	$1	$2	$2	$4	$1
Foreign Exchange Currency Rate	—	—	21	—	—	—	—	—
Credit Spread	1	1	2	—	1	2	3	—
Commodity	—	—	—	—	—	—	—	—
General VaR	2	2	2	2	2	3	4	1
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$2	$2	$2	$2	$3	$4	$1
Stressed General VaR	$9	$7	$12	$5	$6	$7	$14	$2
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$9	$7	$12	$5	$6	$7	$14	$2
Market Risk Regulatory Capital	$28				$29
Specific Risk Not Modeled Add-on	31				23
de Minimis Exposure Add-on	2				1
Total Market Risk Regulatory Capital	$61				$53
Market Risk-Weighted Assets	$760				$662
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
As of September 30, 2025:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loan-to-deposit ratio, excluding LHFS, of 78.3%;
◦Estimated insured/secured deposits comprise 64% of our consolidated deposit base of $180.0 billion;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $88.0 billion;
◦Contingent liquidity was $73.1 billion, consisting of unencumbered high-quality liquid securities of $38.8 billion, unused FHLB capacity of $24.3 billion, and cash balances at the FRB of $10.0 billion; and
◦Available discount window capacity was $14.9 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2025 and 2024, see the Consolidated Statements of Cash Flows in Item 1.
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
During the nine months ended September 30, 2025, the Parent Company completed the following transactions:
•Issued $750 million of 5.253% fixed-to-floating rate senior notes due 2031;
•Issued 400,000 shares of 6.500% fixed-rate reset non-cumulative perpetual Series I Preferred Stock at an aggregate offering price of $400 million; and
•Issued a notice to redeem all outstanding shares of the 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock, which was redeemed on October 6, 2025.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $3.2 billion and $2.7 billion as of September 30, 2025 and December 31, 2024, respectively.
During the three months ended September 30, 2025 and 2024, the Parent Company declared dividends on common stock of $184 million and $190 million, respectively, and declared dividends on preferred stock of $32 million and $38 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Parent Company declared dividends on common stock of $555 million and $581 million, respectively, and declared dividends on preferred stock of $99 million and $103 million, respectively.
During the three months ended September 30, 2025 and 2024, the Parent Company repurchased $75 million and $325 million, respectively, of its outstanding common stock, and repurchased $475 million and $825 million, respectively, during the nine months ended September 30, 2025 and 2024.
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
During the nine months ended September 30, 2025, CBNA redeemed $350 million of 5.284% fixed-to-floating rate senior notes due 2026.
Citizens Financial Group, Inc. | 27

Credit Ratings
Credit ratings assigned by agencies such as Moody’s, Standard and Poor’s, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below. We currently have a “stable” outlook at Standard & Poor’s, a “stable” outlook at Moody’s, and a “positive” outlook at Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.

Table 19: Credit Ratings
September 30, 2025
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
Citizens Financial Group, Inc. | 28

The Company regularly reviews the nature of its business activities and modifies the CSP as appropriate. Many of the elements of the CSP are related to cyber defense and are in place to reduce our risk to a wide range of potential cyber threats that may target our assets and information daily. The effectiveness of the CSP is assessed and measured periodically by various lines of defense within the Company and is conducted primarily through risk assessments, assurance testing, and an independent audit. External organizations are also routinely engaged to assess our CSP and test our perimeter defenses. The effectiveness of the CSP is reported periodically to the appropriate governance committees. For more information regarding our cybersecurity risk management practices and governance, see Item 1C in our 2024 Form 10-K.
Compliance Risk
Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. These broad-based laws, rules, and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive, or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. Adherence to the increasing volume and complexity of regulatory changes can increase our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Colleagues engaged in lending activities also receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and/or other courses related to the extension of credit. We hold ourselves to a high standard for adherence to compliance management and seek to continuously enhance our performance.
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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. Our SCB associated with the 2024 supervisory stress test is 4.5%, effective through September 30, 2025. In August 2025, the FRB provided us with our updated SCB requirement, which will remain at 4.5% and is effective from October 1, 2025 to September 30, 2026.
Regulations relating to capital planning, regulatory reporting, stress testing, and capital buffer requirements applicable to firms like us are presently subject to rulemaking and potential further guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of these and any other regulatory changes, including their potential resultant changes in our regulatory and compliance costs.
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
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2024 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 20: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2025		December 31, 2024
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,046	10.7%	$17,900	10.8%	9.0%
CBNA	20,823	12.4	20,250	12.3	7.0
Tier 1 capital
CFG	20,157	11.9	20,013	12.1	10.5
CBNA	20,823	12.4	20,250	12.3	8.5
Total capital
CFG	23,455	13.9	23,232	14.0	12.5
CBNA	24,009	14.3	23,362	14.2	10.5
Tier 1 leverage
CFG	20,157	9.4	20,013	9.4	4.0
CBNA	20,823	9.8	20,250	9.6	4.0
Risk-weighted assets
CFG	168,932		165,699
CBNA	167,767		164,986
Quarterly adjusted average assets(2)
CFG	213,536		212,555
CBNA	212,585		211,849
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At September 30, 2025, CFG’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2024. Dividends, common share repurchases, a $3.2 billion increase in RWA, and the full phase-in of the modified CECL transition amount was partially offset by net income. Higher commercial and industrial loans was the key driver for the increase in RWA.
At September 30, 2025, CBNA’s CET1, Tier 1, and Total capital ratios increased compared to December 31, 2024. Net income was partially offset by dividend payments to the Parent Company, a $2.8 billion increase in RWA, and the full phase-in of the modified CECL transition amount. Higher commercial and industrial loans was the key driver for the increase in RWA.
At September 30, 2025, CFG’s Tier 1 leverage ratio was stable and CBNA’s Tier 1 leverage ratio increased compared to December 31, 2024, reflecting an increase in quarterly adjusted average assets and their respective changes in Tier 1 capital described above.
Citizens Financial Group, Inc. | 30

The following table presents the components of our regulatory capital under the U.S. Basel III capital framework:

Table 21: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	September 30, 2025	December 31, 2024
Total common stockholders' equity	$23,718	$22,141
Exclusions:
Modified CECL transitional amount	—	96
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	1,760	2,369
Derivatives	213	925
Unamortized net periodic benefit costs	294	301
Deductions:
Goodwill, net of deferred tax liability	(7,762)	(7,768)
Other intangible assets, net of deferred tax liability	(110)	(128)
Deferred tax assets that arise from tax loss and credit carryforwards	(67)	(36)
Total CET1 capital	18,046	17,900
Qualifying preferred stock	2,111	2,113
Total Tier 1 capital	20,157	20,013
Qualifying subordinated debt(1)	1,237	1,232
Allowance for credit losses	2,201	2,259
Exclusions from Tier 2 capital:
Modified AACL transitional amount	—	(125)
Allowance on PCD assets	(140)	(147)
Adjusted allowance for credit losses	2,061	1,987
Total capital	$23,455	$23,232
(1) As of September 30, 2025 and December 31, 2024, the amount of non-qualifying subordinated debt excluded from regulatory capital was $336 million and $469 million, respectively. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the nine months ended September 30, 2025:
•Repurchased $475 million of our outstanding common stock;
•Issued 400,000 shares of 6.500% fixed-rate reset non-cumulative perpetual Series I Preferred Stock at an aggregate offering price of $400 million;
•Issued a notice to redeem all outstanding shares of the 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock, which was redeemed on October 6, 2025;
•Declared quarterly common stock dividends of $0.42 per share, aggregating to $555 million; and
•Declared preferred stock dividends aggregating to $99 million.
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
Citizens Financial Group, Inc. | 31

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
The following table presents our regulatory capital ratios including the AOCI impact from securities and pension:

Table 22: AOCI Impact on Regulatory Capital
	September 30, 2025
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital	$18,046	$20,157	$23,455	$20,823	$20,823	$24,009
Unrealized gains (losses) on securities and pension	(2,054)	(2,054)	(2,054)	(2,036)	(2,036)	(2,036)
Deferred tax assets - securities and pension AOCI	(34)	(34)	(34)	(38)	(38)	(38)
Regulatory capital, including AOCI impact (non-GAAP)	$15,958	$18,069	$21,367	$18,749	$18,749	$21,935
Risk-weighted assets, including AOCI impact:
Regulatory risk-weighted assets	$168,932	$168,932	$168,932	$167,767	$167,767	$167,767
Unrealized gains (losses) on securities and pension	(582)	(582)	(582)	(564)	(564)	(564)
Deferred tax assets - securities and pension AOCI	1,682	1,682	1,682	1,656	1,656	1,656
Risk-weighted assets, including AOCI impact (non-GAAP)	$170,032	$170,032	$170,032	$168,859	$168,859	$168,859
Ratio:
Regulatory capital ratio	10.7%	11.9%	13.9%	12.4%	12.4%	14.3%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.4%	10.6%	12.6%	11.1%	11.1%	13.0%
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
Allowance for Credit Losses
The ACL of $2.2 billion at September 30, 2025 decreased $58 million compared to December 31, 2024 given improving loan mix, reflecting the reduction of the Non-Core portfolio, reduced CRE, and lower loss-content originations.
As of September 30, 2025, our ACL economic forecast over a two-year reasonable and supportable period reflects the economy going into a shallow two quarter contraction inclusive of uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.2% and a start-to-trough real GDP decline of approximately 0.5%, compared to peak unemployment of approximately 5.1% and a start-to-trough real GDP decline of approximately 0.4% at December 31, 2024. More severe economic scenarios are applied within the CRE portfolio, such as general office, with peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4%, compared to peak unemployment of approximately 9.3% and a start-to-trough real GDP decline of approximately 4.4% at December 31, 2024.
Citizens Financial Group, Inc. | 32

Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate this sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 6.7% and a start-to-trough real GDP decline of approximately 2.0%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.4x our modeled period-end ACL, or an increase of approximately $700 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Citizens Financial Group, Inc. | 33

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of September 30, 2025

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

Disaggregation of Income Statement Expenses Issued November 2024
•Requires tabular disclosure of certain expense types, including employee compensation, depreciation, intangible asset amortization, and selling expenses

•Requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively

•Allows for adoption on either a prospective or retrospective basis

•Required effective date: Annual financial statements for the year ending December 31, 2027, and interim reporting periods thereafter. Early adoption is permitted.

•We are currently evaluating the impact of this ASU on our required expense disclosures in the Consolidated Financial Statements.

Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
•Eliminates all references to software project development stages and, as a result, requires entities to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project, and 2) It is probable the project will be completed and the software will be used to perform the function intended

•Requires software costs to be expensed as incurred prior to meeting the capitalization requirements noted above

•Allows for adoption on a prospective, modified transition, or retrospective basis
•Required effective date: January 1, 2028. Early adoption is permitted. •We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.
Citizens Financial Group, Inc. | 34

NON-GAAP FINANCIAL MEASURES
This document contains non-GAAP financial measures that we believe provide useful information to investors to understand our results of operations or financial condition. We caution investors not to place undue reliance on such non-GAAP financial measures, but to consider them with the most directly comparable GAAP financial measures. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our results reported under GAAP.
The following tables present the computation of non-GAAP financial measures used in the MD&A, as well as the reconciliation to the comparable GAAP financial measure, as applicable:

Table 23: Reconciliation of Tangible Book Value per Common Share (non-GAAP)
(dollars in millions, except per share data)	September 30, 2025	December 31, 2024
Book value per common share(1)	$54.97	$50.26
Tangible book value per common share:
Common stockholders' equity	$23,718	$22,141
Less: Goodwill	8,187	8,187
Less: Other intangible assets	123	146
Add: Deferred tax liabilities related to goodwill and other intangible assets	440	438
Tangible common equity (non-GAAP)(2)	$15,848	$14,246
Common shares outstanding at period end	431,453,142	440,543,381
Tangible book value per common share (non-GAAP)(3)	$36.73	$32.34
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

Table 24: Reconciliation of Return on Average Tangible Common Equity (non-GAAP)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Return on average common equity(1)	7.77%	6.12%	7.07%	6.15%
Net income available to common stockholders	$457	$344	$1,199	$1,005
Net income available to common stockholders (annualized)	1,811	1,369	1,602	1,342
Return on average tangible common equity:
Average common equity	$23,288	$22,380	$22,661	$21,838
Less: Average goodwill	8,187	8,187	8,187	8,187
Less: Average other intangibles	126	140	134	146
Add: Average deferred tax liabilities related to goodwill and other intangible assets	440	435	439	433
Average tangible common equity (non-GAAP)(2)	$15,415	$14,488	$14,779	$13,938
Return on average tangible common equity (non-GAAP)(3)	11.75%	9.45%	10.84%	9.63%
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
Citizens Financial Group, Inc. | 35

Table 25: Reconciliation of Net Interest Income and Net Interest Margin on an FTE Basis (non-GAAP)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net interest income (annualized)	$5,902	$5,447	$5,771	$5,638
Average interest-earning assets	197,598	197,164	196,334	198,561
Net interest margin(1)	2.99%	2.76%	2.94%	2.84%

Net interest income	$1,488	$1,369	$4,316	$4,221
FTE adjustment	4	4	12	13
Net interest income on an FTE basis (non-GAAP)(2)	$1,492	$1,373	$4,328	$4,234
Net interest income on an FTE basis (annualized) (non-GAAP)(2)	5,919	5,465	5,787	5,656

Net interest margin on an FTE basis (non-GAAP)(2)(3)	3.00%	2.77%	2.95%	2.85%
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
Citizens Financial Group, Inc. | 36

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Citizens Financial Group, Inc. | 37

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	September 30, 2025	December 31, 2024
ASSETS:
Cash and due from banks	$1,254	$1,409
Interest-bearing cash and due from banks	10,396	9,192
Interest-bearing deposits in banks(1)	694	635
Debt securities available for sale, at fair value (including $115 and $152 pledged to creditors, respectively)(2)	35,419	32,765
Debt securities held to maturity (fair value of $7,295 and $7,540, respectively, and including $68 and $83 pledged to creditors, respectively)(2)	8,124	8,599
Loans held for sale (includes $768 and $825, respectively, measured at fair value)	1,334	858
Loans and leases	140,870	139,203
Less: Allowance for loan and lease losses	(1,972)	(2,061)
Net loans and leases(1)	138,898	137,142
Derivative assets	721	408
Premises and equipment, net	857	875
Bank-owned life insurance	3,422	3,364
Goodwill	8,187	8,187
Other intangible assets(3)	123	146
Other assets(1)	13,318	13,941
TOTAL ASSETS	$222,747	$217,521
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$39,472	$36,920
Interest-bearing	140,539	137,856
Total deposits	180,011	174,776
Short-term borrowed funds	214	—
Long-term borrowed funds(1)	10,441	12,401
Derivative liabilities	738	1,220
Other liabilities(1)	5,514	4,870
TOTAL LIABILITIES	196,918	193,267
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	2,111	2,113
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 652,107,285 shares issued and 431,453,142 shares outstanding at September 30, 2025 and 650,068,324 shares issued and 440,543,381 shares outstanding at December 31, 2024	7	7
Additional paid-in capital	22,448	22,364
Retained earnings	11,056	10,412
Treasury stock, at cost, 220,654,143 and 209,524,943 shares at September 30, 2025 and December 31, 2024, respectively	(7,526)	(7,047)
Accumulated other comprehensive income (loss)	(2,267)	(3,595)
TOTAL STOCKHOLDERS’ EQUITY	25,829	24,254
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,747	$217,521
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 38

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans and leases	$1,897	$1,976	$5,577	$6,038
Interest and fees on loans held for sale	31	19	83	56
Investment securities	433	423	1,279	1,239
Interest-bearing deposits in banks	97	121	278	391
Total interest income	2,458	2,539	7,217	7,724
INTEREST EXPENSE:
Deposits	816	990	2,413	2,942
Short-term borrowed funds	5	3	22	14
Long-term borrowed funds	149	177	466	547
Total interest expense	970	1,170	2,901	3,503
Net interest income	1,488	1,369	4,316	4,221
Provision (benefit) for credit losses	154	172	471	525
Net interest income after provision (benefit) for credit losses	1,334	1,197	3,845	3,696
NONINTEREST INCOME:
Service charges and fees	112	109	332	311
Capital markets fees	166	94	371	346
Card fees	87	93	260	271
Wealth fees	93	76	262	219
Mortgage banking fees	49	46	181	149
Foreign exchange and derivative products	42	36	122	111
Letter of credit and loan fees	48	45	137	130
Securities gains, net	2	9	14	14
Other income	31	24	95	51
Total noninterest income	630	532	1,774	1,602
NONINTEREST EXPENSE:
Salaries and employee benefits	705	647	2,082	1,983
Equipment and software	197	194	584	576
Outside services	161	146	485	469
Occupancy	106	108	326	335
Other operating expense	166	164	491	555
Total noninterest expense	1,335	1,259	3,968	3,918
Income before income tax expense	629	470	1,651	1,380
Income tax expense	135	88	348	272
NET INCOME	$494	$382	$1,303	$1,108
Net income available to common stockholders	$457	$344	$1,199	$1,005
Weighted-average common shares outstanding:
Basic	431,365,552	446,561,996	434,416,696	453,993,833
Diluted	435,472,350	449,913,467	437,915,596	456,461,330
Per common share information:
Basic earnings	$1.06	$0.77	$2.76	$2.21
Diluted earnings	1.05	0.77	2.74	2.20
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net income	$494	$382	$1,303	$1,108
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(16)	450	275	(84)
Reclassification of net (gains) losses to earnings	144	203	437	522
Investment securities:
Net unrealized gains (losses) on AFS securities arising during the period	223	541	561	339
Reclassification of net (gains) losses to earnings	18	13	48	42
Defined benefit plans:
Net actuarial gain (loss) arising during the period	—	—	—	4
Amortization of actuarial (gain) loss to earnings	3	2	7	9
Total other comprehensive income (loss), net of tax	372	1,209	1,328	832
Total comprehensive income (loss)	$866	$1,591	$2,631	$1,940
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 40

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2024	2	$2,112	453	$6	$22,299	$10,079	($6,492)	($4,135)	$23,869
Dividends declared - common stock	—	—	—	—	—	(190)	—	—	(190)
Dividends declared - preferred stock	—	—	—	—	—	(38)	—	—	(38)
Treasury stock purchased	—	—	(8)	—	—	—	(325)	—	(325)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	—	—	21	—	—	—	21
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	382	—	—	382
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,209	1,209
Total comprehensive income (loss)	—	—	—	—	—	382	—	1,209	1,591
Balance at September 30, 2024	2	$2,112	445	$6	$22,327	$10,233	($6,820)	($2,926)	$24,932
Balance at July 1, 2025	2	$2,113	433	$7	$22,420	$10,783	($7,450)	($2,639)	$25,234
Dividends declared - common stock	—	—	—	—	—	(184)	—	—	(184)
Dividends declared - preferred stock	—	—	—	—	—	(32)	—	—	(32)
Preferred stock issued	—	393	—	—	—	—	—	—	393
Preferred stock redemption	—	(395)	—	—	—	(5)	—	—	(400)
Treasury stock purchased	—	—	(2)	—	—	—	(75)	—	(75)
Share repurchase excise tax	—	—	—	—	—	—	(1)	—	(1)
Share-based compensation plans	—	—	—	—	21	—	—	—	21
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	494	—	—	494
Other comprehensive income (loss)	—	—	—	—	—	—	—	372	372
Total comprehensive income (loss)	—	—	—	—	—	494	—	372	866
Balance at September 30, 2025	2	$2,111	431	$7	$22,448	$11,056	($7,526)	($2,267)	$25,829
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2024	2	$2,014	466	$6	$22,250	$9,816	($5,986)	($3,758)	$24,342
Dividends declared - common stock	—	—	—	—	—	(581)	—	—	(581)
Dividends declared - preferred stock	—	—	—	—	—	(103)	—	—	(103)
Preferred stock issued	—	391	—	—	—	—	—	—	391
Preferred stock redemption	—	(293)	—	—	—	(7)	—	—	(300)
Treasury stock purchased	—	—	(23)	—	—	—	(825)	—	(825)
Share repurchase excise tax	—	—	—	—	—	—	(9)	—	(9)
Share-based compensation plans	—	—	2	—	57	—	—	—	57
Employee stock purchase plan	—	—	—	—	20	—	—	—	20
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,108	—	—	1,108
Other comprehensive income (loss)	—	—	—	—	—	—	—	832	832
Total comprehensive income (loss)	—	—	—	—	—	1,108	—	832	1,940
Balance at September 30, 2024	2	$2,112	445	$6	$22,327	$10,233	($6,820)	($2,926)	$24,932
Balance at January 1, 2025	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
Dividends declared - common stock	—	—	—	—	—	(555)	—	—	(555)
Dividends declared - preferred stock	—	—	—	—	—	(99)	—	—	(99)
Preferred stock issued	—	393	—	—	—	—	—	—	393
Preferred stock redemption	—	(395)	—	—	—	(5)	—	—	(400)
Treasury stock purchased	—	—	(12)	—	—	—	(475)	—	(475)
Share repurchase excise tax	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation plans	—	—	2	—	62	—	—	—	62
Employee stock purchase plan	—	—	—	—	22	—	—	—	22
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,303	—	—	1,303
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,328	1,328
Total comprehensive income (loss)	—	—	—	—	—	1,303	—	1,328	2,631
Balance at September 30, 2025	2	$2,111	431	$7	$22,448	$11,056	($7,526)	($2,267)	$25,829
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
OPERATING ACTIVITIES
Net income	$1,303	$1,108
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	471	525
Net change in Loans held for sale	(81)	62
Depreciation, amortization, and accretion	366	374
Deferred income tax expense (benefit)	(93)	(50)
Share-based compensation	97	76
Net gain on sale of assets	(16)	(14)
Net (increase) decrease in Other assets	357	(14)
Net increase (decrease) in Other liabilities	(35)	(549)
Net change due to operating activities	2,369	1,518
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(5,545)	(6,497)
Proceeds from maturities and paydowns of debt securities available for sale	2,770	2,112
Proceeds from sales of debt securities available for sale	1,218	2,080
Proceeds from maturities and paydowns of debt securities held to maturity	537	501
Net (increase) decrease in Interest-bearing deposits in banks	(59)	(243)
Purchases of loans	(642)	(517)
Sales of loans	1,428	186
Net (increase) decrease in Loans and leases	(3,475)	3,860
Capital expenditures, net	(82)	(74)
Other	(183)	(29)
Net change due to investing activities	(4,033)	1,379
FINANCING ACTIVITIES
Net increase (decrease) in Deposits	5,235	(2,154)
Net increase (decrease) in Short-term borrowed funds	214	(490)
Proceeds from issuance of long-term borrowed funds	6,534	13,185
Repayments of long-term borrowed funds	(8,520)	(12,741)
Treasury stock purchased	(475)	(825)
Net proceeds from issuance of preferred stock	393	391
Redemption of preferred stock	—	(300)
Dividends paid to common stockholders	(555)	(581)
Dividends paid to preferred stockholders	(100)	(96)
Other	(13)	1
Net change due to financing activities	2,713	(3,610)
Net change in cash and cash equivalents(1)	1,049	(713)
Cash and cash equivalents at beginning of period(1)	10,601	11,628
Cash and cash equivalents at end of period(1)	$11,650	$10,915
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$1,939	$249
Loans securitized and transferred to AFS securities	87	181
(1) Cash and cash equivalents include Cash and due from banks and Interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements and Notes have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures required for annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company’s interim period results. These unaudited interim financial statements and notes should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The unaudited interim Consolidated Financial Statements include the accounts of the Parent Company and its consolidated subsidiaries, including VIEs in which the Company is a primary beneficiary. Investments in VIEs in which the Company does not have the ability to exercise significant influence are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL, fair value measurements, and the evaluation and measurement of goodwill impairment.
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2024 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2025				December 31, 2024
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,563	$23	($72)	$4,514	$3,631	$3	($109)	$3,525
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	31,865	160	(1,474)	30,551	30,897	33	(2,135)	28,795
Other/non-agency	268	—	(5)	263	273	—	(13)	260
Total mortgage-backed securities	32,133	160	(1,479)	30,814	31,170	33	(2,148)	29,055
Collateralized loan obligations	90	—	—	90	184	—	—	184
Total debt securities available for sale, at fair value	$36,787	$183	($1,551)	$35,419	$34,986	$36	($2,257)	$32,765
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,767	$1	($830)	$6,938	$8,187	$—	($1,051)	$7,136
Total mortgage-backed securities	7,767	1	(830)	6,938	8,187	—	(1,051)	7,136
Asset-backed securities	357	—	—	357	412	1	(9)	404
Total debt securities held to maturity	$8,124	$1	($830)	$7,295	$8,599	$1	($1,060)	$7,540
Equity securities, at cost(2)	$710	$—	$—	$710	$710	$—	$—	$710
Equity securities, at fair value(2)	286	—	—	286	220	—	—	220
(1) Excludes portfolio level basis adjustments of $37 million and $(75) million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at September 30, 2025 and December 31, 2024.
(2) Included in Other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 44

Accrued interest receivable on debt securities totaled $135 million and $125 million as of September 30, 2025 and December 31, 2024, respectively, and is included in Other assets in the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2025. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$—	$3,380	$1,183	$—	$4,563
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	100	2,274	1,120	28,371	31,865
Other/non-agency	—	—	—	268	268
Collateralized loan obligations	—	—	90	—	90
Total debt securities available for sale	100	5,654	2,393	28,640	36,787
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,767	7,767
Asset-backed securities	—	357	—	—	357
Total debt securities held to maturity	—	357	—	7,767	8,124
Total amortized cost of debt securities	$100	$6,011	$2,393	$36,407	$44,911

Fair value:
U.S. Treasury and other	$—	$3,311	$1,203	$—	$4,514
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	99	2,235	1,073	27,144	30,551
Other/non-agency	—	—	—	263	263
Collateralized loan obligations	—	—	90	—	90
Total debt securities available for sale	99	5,546	2,366	27,408	35,419
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	6,938	6,938
Asset-backed securities	—	357	—	—	357
Total debt securities held to maturity	—	357	—	6,938	7,295
Total fair value of debt securities	$99	$5,903	$2,366	$34,346	$42,714
Taxable interest income from investment securities as presented in the Consolidated Statements of Operations was $433 million and $423 million for the three months ended September 30, 2025 and 2024, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2025 and 2024, respectively.
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Gains	$2	$9	$14	$14
Losses	—	—	—	—
Securities gains, net	$2	$9	$14	$14
At September 30, 2025 and December 31, 2024, debt securities with a carrying value of $3.6 billion and $4.0 billion, respectively, were pledged to secure public deposits, trust funds, FHLB borrowing capacity, repurchase agreements, and derivative contracts, and for other purposes as required or permitted by law.
Retained interests from the sale and securitization of originated mortgage loans totaled $87 million during the three and nine months ended September 30, 2025. Retained interests from the sale and securitization of originated mortgage loans totaled $48 million and $181 million, respectively, during the three and nine months ended September 30, 2024. The debt securities received from the issuers, FNMA and FHLMC, include a substantive guarantee and are classified as Debt securities available for sale in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 45

Impairment
The Company evaluated its existing HTM portfolio as of September 30, 2025 and concluded that 96% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at September 30, 2025.
The following tables present AFS debt securities with fair values below their respective carrying values, disclosed by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,613	($72)	$2,613	($72)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	4,760	(171)	13,230	(1,303)	17,990	(1,474)
Other/non-agency	—	—	263	(5)	263	(5)
Total mortgage-backed securities	4,760	(171)	13,493	(1,308)	18,253	(1,479)
Total	$4,760	($171)	$16,106	($1,380)	$20,866	($1,551)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$2,544	($109)	$2,544	($109)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	9,560	(265)	14,304	(1,870)	23,864	(2,135)
Other/non-agency	—	—	260	(13)	260	(13)
Total mortgage-backed securities	9,560	(265)	14,564	(1,883)	24,124	(2,148)
Total	$9,560	($265)	$17,108	($1,992)	$26,668	($2,257)
The Company does not currently have the intent to sell these AFS debt securities, and it is not more likely than not that the Company will be required to sell them prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of September 30, 2025. The unrealized losses on these AFS debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these AFS debt securities are not impaired.
Citizens Financial Group, Inc. | 46

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	September 30, 2025	December 31, 2024
Commercial and industrial	$46,953	$42,551
Commercial real estate	25,540	27,225
Total commercial	72,493	69,776
Residential mortgages	34,477	32,726
Home equity	18,415	16,495
Automobile	2,816	4,744
Education	8,556	10,812
Other retail	4,113	4,650
Total retail	68,377	69,427
Total loans and leases	$140,870	$139,203
Accrued interest receivable on loans and leases held for investment totaled $857 million and $816 million as of September 30, 2025 and December 31, 2024, respectively, and is included in Other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $40.6 billion and $37.5 billion at September 30, 2025 and December 31, 2024, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $20.0 billion and $22.9 billion at September 30, 2025 and December 31, 2024, respectively.
Interest income on direct financing and sales-type leases for the three months ended September 30, 2025 and 2024 was $11 million and is reported within Interest and fees on loans and leases in the Consolidated Statements of Operations. For the nine months ended September 30, 2025 and 2024, this interest income was $33 million and $31 million, respectively.
The following table presents the composition of LHFS:

	September 30, 2025				December 31, 2024
(dollars in millions)	Residential Mortgages(1)	Other retail(2)	Commercial(3)	Total	Residential Mortgages(1)	Commercial(3)	Total
Loans held for sale at fair value	$592	$—	$176	$768	$633	$192	$825
Other loans held for sale	—	466	100	566	—	33	33
Total loans held for sale	$592	$466	$276	$1,334	$633	$225	$858
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2024, see Note 6 in the Company’s 2024 Form 10-K. There were no significant changes to the ACL reserve methodology during the nine months ended September 30, 2025.
Citizens Financial Group, Inc. | 47

The following table presents a summary of changes in the ACL for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,106	$902	$2,008	$1,140	$921	$2,061
Charge-offs	(91)	(104)	(195)	(269)	(361)	(630)
Recoveries	6	27	33	11	90	101
Net charge-offs	(85)	(77)	(162)	(258)	(271)	(529)
Provision expense (benefit) for loans and leases	62	64	126	201	239	440
Allowance for loan and lease losses, end of period	1,083	889	1,972	1,083	889	1,972
Allowance for unfunded lending commitments, beginning of period	163	38	201	155	43	198
Provision expense (benefit) for unfunded lending commitments	19	9	28	27	4	31
Allowance for unfunded lending commitments, end of period	182	47	229	182	47	229
Total allowance for credit losses, end of period	$1,265	$936	$2,201	$1,265	$936	$2,201
During the nine months ended September 30, 2025, net charge-offs of $529 million and a provision for expected credit losses of $471 million resulted in a decrease of $58 million to the ACL.
During the first quarter of 2025, the Company entered into an agreement to sell $1.9 billion of Non-Core education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a $25 million charge-off was recognized. This transaction will settle ratably each quarter throughout 2025, of which approximately $1.4 billion has settled to date, with the remaining $500 million scheduled to settle during the fourth quarter of 2025.
As of September 30, 2025, the Company’s ACL economic forecast over a two-year reasonable and supportable period reflects the economy going into a shallow two quarter contraction inclusive of uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.2% and a start-to-trough real GDP decline of approximately 0.5%, compared to peak unemployment of approximately 5.1% and a start-to-trough real GDP decline of approximately 0.4% at December 31, 2024. More severe economic scenarios are applied within the CRE portfolio, such as general office, with peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4%, compared to peak unemployment of approximately 9.3% and a start-to-trough real GDP decline of approximately 4.4% at December 31, 2024.
Citizens Financial Group, Inc. | 48

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
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of September 30, 2025:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$5,670	$4,526	$1,631	$2,948	$1,433	$2,220	$25,906	$57	$44,391
Special Mention	—	9	38	122	179	117	232	—	697
Substandard Accrual	13	12	105	143	162	271	911	18	1,635
Nonaccrual	—	6	15	60	23	76	45	5	230
Total commercial and industrial	5,683	4,553	1,789	3,273	1,797	2,684	27,094	80	46,953
Commercial real estate
Pass	3,215	2,079	918	4,484	4,193	5,180	1,454	4	21,527
Special Mention	—	2	4	716	384	154	73	—	1,333
Substandard Accrual	—	—	94	576	165	1,006	23	113	1,977
Nonaccrual	—	—	3	94	58	535	9	4	703
Total commercial real estate	3,215	2,081	1,019	5,870	4,800	6,875	1,559	121	25,540
Total commercial
Pass	8,885	6,605	2,549	7,432	5,626	7,400	27,360	61	65,918
Special Mention	—	11	42	838	563	271	305	—	2,030
Substandard Accrual	13	12	199	719	327	1,277	934	131	3,612
Nonaccrual	—	6	18	154	81	611	54	9	933
Total commercial	$8,898	$6,634	$2,808	$9,143	$6,597	$9,559	$28,653	$201	$72,493
Citizens Financial Group, Inc. | 49

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2024:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$5,945	$2,525	$4,194	$2,923	$895	$2,066	$21,323	$66	$39,937
Special Mention	2	79	98	236	48	48	211	—	722
Substandard Accrual	9	64	207	269	139	253	697	13	1,651
Nonaccrual	—	11	68	62	5	55	34	6	241
Total commercial and industrial	5,956	2,679	4,567	3,490	1,087	2,422	22,265	85	42,551
Commercial real estate
Pass	2,720	1,305	5,748	5,412	1,919	4,199	1,434	4	22,741
Special Mention	1	—	911	362	175	257	80	6	1,792
Substandard Accrual	3	22	359	253	275	875	9	120	1,916
Nonaccrual	—	67	89	58	90	470	2	—	776
Total commercial real estate	2,724	1,394	7,107	6,085	2,459	5,801	1,525	130	27,225
Total commercial
Pass	8,665	3,830	9,942	8,335	2,814	6,265	22,757	70	62,678
Special Mention	3	79	1,009	598	223	305	291	6	2,514
Substandard Accrual	12	86	566	522	414	1,128	706	133	3,567
Nonaccrual	—	78	157	120	95	525	36	6	1,017
Total commercial	$8,680	$4,073	$11,674	$9,575	$3,546	$8,223	$23,790	$215	$69,776
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
Citizens Financial Group, Inc. | 50

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of September 30, 2025:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,450	$1,775	$1,314	$3,238	$4,996	$6,253	$—	$—	$19,026
740-799	1,762	1,056	761	1,486	2,041	2,888	—	—	9,994
680-739	423	346	256	501	673	1,141	—	—	3,340
620-679	41	62	76	161	178	504	—	—	1,022
<620	6	20	136	123	176	619	—	—	1,080
No FICO available(1)	—	—	—	3	1	11	—	—	15
Total residential mortgages	3,682	3,259	2,543	5,512	8,065	11,416	—	—	34,477
Home equity
800+	—	2	2	5	5	68	6,401	186	6,669
740-799	—	1	3	4	3	49	5,904	209	6,173
680-739	—	2	3	3	1	38	3,363	184	3,594
620-679	—	—	1	2	2	15	867	169	1,056
<620	—	—	3	1	2	13	559	338	916
No FICO available(1)	—	—	1	1	—	2	3	—	7
Total home equity	—	5	13	16	13	185	17,097	1,086	18,415
Automobile
800+	—	—	52	260	392	92	—	—	796
740-799	—	—	66	274	329	88	—	—	757
680-739	—	—	61	211	215	59	—	—	546
620-679	—	—	35	123	120	36	—	—	314
<620	—	—	43	155	157	48	—	—	403
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	257	1,023	1,213	323	—	—	2,816
Education
800+	225	276	324	529	1,034	1,904	—	—	4,292
740-799	292	286	283	406	490	930	—	—	2,687
680-739	122	132	127	169	170	352	—	—	1,072
620-679	17	41	43	48	46	122	—	—	317
<620	4	12	18	27	26	70	—	—	157
No FICO available(1)	4	—	—	—	—	27	—	—	31
Total education	664	747	795	1,179	1,766	3,405	—	—	8,556
Other retail
800+	104	105	35	33	9	11	462	—	759
740-799	110	127	50	34	11	21	782	—	1,135
680-739	75	91	44	32	9	21	739	1	1,012
620-679	37	45	24	24	6	12	282	1	431
<620	10	28	20	30	8	11	207	—	314
No FICO available(1)	13	1	—	—	—	1	447	—	462
Total other retail	349	397	173	153	43	77	2,919	2	4,113
Total retail
800+	1,779	2,158	1,727	4,065	6,436	8,328	6,863	186	31,542
740-799	2,164	1,470	1,163	2,204	2,874	3,976	6,686	209	20,746
680-739	620	571	491	916	1,068	1,611	4,102	185	9,564
620-679	95	148	179	358	352	689	1,149	170	3,140
<620	20	60	220	336	369	761	766	338	2,870
No FICO available(1)	17	1	1	4	1	41	450	—	515
Total retail	$4,695	$4,408	$3,781	$7,883	$11,100	$15,406	$20,016	$1,088	$68,377
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 51

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2024:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,230	$1,302	$3,299	$5,109	$2,919	$3,869	$—	$—	$17,728
740-799	1,757	873	1,568	2,213	1,338	1,923	—	—	9,672
680-739	425	281	552	697	385	938	—	—	3,278
620-679	31	61	126	151	101	494	—	—	964
<620	15	37	76	147	89	703	—	—	1,067
No FICO available(1)	1	—	—	1	1	14	—	—	17
Total residential mortgages	3,459	2,554	5,621	8,318	4,833	7,941	—	—	32,726
Home equity
800+	1	—	3	4	1	76	5,634	200	5,919
740-799	—	—	1	2	1	65	5,275	224	5,568
680-739	—	—	1	—	1	76	2,995	183	3,256
620-679	—	1	4	3	2	60	752	141	963
<620	—	2	6	3	1	59	459	259	789
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total home equity	1	3	15	12	6	336	15,115	1,007	16,495
Automobile
800+	—	65	380	665	183	58	—	—	1,351
740-799	—	92	430	581	176	61	—	—	1,340
680-739	—	91	338	385	115	45	—	—	974
620-679	—	51	189	194	56	29	—	—	519
<620	—	47	197	216	62	38	—	—	560
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	346	1,534	2,041	592	231	—	—	4,744
Education
800+	227	373	657	1,517	1,256	1,475	—	—	5,505
740-799	290	359	571	804	637	811	—	—	3,472
680-739	110	150	229	261	211	337	—	—	1,298
620-679	27	48	55	58	51	111	—	—	350
<620	5	12	21	28	25	60	—	—	151
No FICO available(1)	5	—	—	—	—	31	—	—	36
Total education	664	942	1,533	2,668	2,180	2,825	—	—	10,812
Other retail
800+	186	65	36	15	11	10	512	—	835
740-799	259	96	46	18	13	11	895	1	1,339
680-739	201	87	39	15	11	7	845	1	1,206
620-679	97	47	27	10	6	3	335	1	526
<620	32	31	34	15	7	3	234	1	357
No FICO available(1)	5	—	—	—	—	—	382	—	387
Total other retail	780	326	182	73	48	34	3,203	4	4,650
Total retail
800+	1,644	1,805	4,375	7,310	4,370	5,488	6,146	200	31,338
740-799	2,306	1,420	2,616	3,618	2,165	2,871	6,170	225	21,391
680-739	736	609	1,159	1,358	723	1,403	3,840	184	10,012
620-679	155	208	401	416	216	697	1,087	142	3,322
<620	52	129	334	409	184	863	693	260	2,924
No FICO available(1)	11	—	—	1	1	45	382	—	440
Total retail	$4,904	$4,171	$8,885	$13,112	$7,659	$11,367	$18,318	$1,011	$69,427
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 52

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Nine Months Ended September 30, 2025
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$2	$51	$22	$5	$26	$—	$106
Commercial real estate	—	1	3	21	12	126	—	—	163
Total commercial	—	1	5	72	34	131	26	—	269
Residential mortgages	—	—	—	—	—	2	—	—	2
Home equity	—	—	—	1	—	2	9	—	12
Automobile	—	—	4	20	16	7	—	—	47
Education	—	3	6	14	22	62	—	—	107
Other retail	29	27	16	9	4	7	101	—	193
Total retail	29	30	26	44	42	80	110	—	361
Total loans and leases	$29	$31	$31	$116	$76	$211	$136	$—	$630

	Nine Months Ended September 30, 2024
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$15	$22	$1	$15	$32	$—	$85
Commercial real estate	—	—	1	22	98	102	—	—	223
Total commercial	—	—	16	44	99	117	32	—	308
Residential mortgages	—	—	—	—	—	4	—	—	4
Home equity	—	—	—	—	—	3	8	1	12
Automobile	—	5	23	23	7	4	9	1	72
Education	—	2	6	18	21	46	—	—	93
Other retail	25	10	7	12	2	8	132	—	196
Total retail	25	17	36	53	30	65	149	2	377
Total loans and leases	$25	$17	$52	$97	$129	$182	$181	$2	$685
Citizens Financial Group, Inc. | 53

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases:

	September 30, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$46,624	$52	$8	$39	$230	$46,953	$24
Commercial real estate	24,668	90	72	7	703	25,540	25
Total commercial	71,292	142	80	46	933	72,493	49
Residential mortgages	34,052	80	43	114	188	34,477	150
Home equity	18,007	83	28	—	297	18,415	206
Automobile	2,702	62	21	—	31	2,816	4
Education	8,482	34	18	2	20	8,556	2
Other retail	4,010	32	22	—	49	4,113	1
Total retail	67,253	291	132	116	585	68,377	363
Total	$138,545	$433	$212	$162	$1,518	$140,870	$412
Guaranteed residential mortgages(1)	$795	$44	$23	$114	$—	$976	$—

	December 31, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$42,247	$35	$20	$8	$241	$42,551	$31
Commercial real estate	26,212	204	27	6	776	27,225	32
Total commercial	68,459	239	47	14	1,017	69,776	63
Residential mortgages	32,011	251	93	179	192	32,726	142
Home equity	16,097	88	27	—	283	16,495	182
Automobile	4,563	100	33	—	48	4,744	6
Education	10,686	45	23	2	56	10,812	4
Other retail	4,504	46	31	1	68	4,650	1
Total retail	67,861	530	207	182	647	69,427	335
Total	$136,320	$769	$254	$196	$1,664	$139,203	$398
Guaranteed residential mortgages(1)	$696	$119	$55	$172	$—	$1,042	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At September 30, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $427 million and $372 million, respectively, and collateral-dependent commercial loans totaling $250 million and $607 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $299 million and $295 million as of September 30, 2025 and December 31, 2024, respectively.
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
Citizens Financial Group, Inc. | 54

Commercial loan modifications are offered on a case-by-case basis and generally include a payment delay, term extension, and/or interest rate reduction. The Company does not typically offer principal forgiveness for commercial loans. Retail loan modifications are offered through structured loan modification programs, which are summarized below:
•Forbearance programs provide borrowers experiencing some form of hardship a period of time during which their contractual payment obligations are suspended, resulting in a payment delay and/or term extension;
•Other repayment plans are offered due to hardship and include an interest rate reduction and/or term extension designed to enable the borrower to return the loan to current status in an expeditious manner;
•Settlement agreements may be executed with borrowers experiencing a long-term hardship or who are delinquent, resulting in principal forgiveness. Upon fulfillment of the terms of the settlement agreement, the unpaid principal amount is forgiven resulting in a charge-off of the outstanding principal balance; and
•Certain reorganization bankruptcy judgments may result in any one of the four modification types or some combination thereof.
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$1	$151	$—	$2	$—	$1	$155	0.33%
Commercial real estate	—	388	22	—	102	—	512	2.00
Total commercial	1	539	22	2	102	1	667	0.92
Residential mortgages	1	18	6	5	—	1	31	0.09
Home equity	2	1	6	3	—	—	12	0.07
Education	3	—	—	—	—	—	3	0.04
Other retail	5	—	—	—	—	—	5	0.12
Total retail	11	19	12	8	—	1	51	0.07
Total	$12	$558	$34	$10	$102	$2	$718	0.51%

	Three Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$75	$25	$1	$3	$104	0.24%
Commercial real estate	—	156	23	67	94	340	1.22
Total commercial	—	231	48	68	97	444	0.62
Residential mortgages	1	15	1	4	1	22	0.07
Home equity	2	1	—	4	—	7	0.04
Education	3	1	16	—	—	20	0.18
Other retail	5	—	—	—	—	5	0.10
Total retail	11	17	17	8	1	54	0.08
Total	$11	$248	$65	$76	$98	$498	0.35%
Citizens Financial Group, Inc. | 55

	Nine Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$16	$322	$2	$5	$1	$4	$350	0.75%
Commercial real estate	28	707	66	29	103	—	933	3.65
Total commercial	44	1,029	68	34	104	4	1,283	1.77
Residential mortgages	3	42	13	9	1	2	70	0.20
Home equity	5	1	11	5	—	—	22	0.12
Education	8	—	—	—	—	—	8	0.09
Other retail	13	—	—	—	—	—	13	0.32
Total retail	29	43	24	14	1	2	113	0.17
Total	$73	$1,072	$92	$48	$105	$6	$1,396	0.99%

	Nine Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$179	$86	$1	$23	$—	$289	0.66%
Commercial real estate	—	505	100	130	144	—	879	3.14
Total commercial	—	684	186	131	167	—	1,168	1.63
Residential mortgages	4	63	9	8	1	1	86	0.27
Home equity	3	2	—	9	—	—	14	0.09
Education	9	2	39	—	—	—	50	0.45
Other retail	13	—	—	—	—	—	13	0.27
Total retail	29	67	48	17	1	1	163	0.23
Total	$29	$751	$234	$148	$168	$1	$1,331	0.94%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024, disaggregated by class of financing receivable:

	Three Months Ended September 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.18%	20	$—	$—
Commercial real estate	—	12	5	—
Residential mortgages	1.40	107	—	—
Home equity	3.01	143	—	—
Education	5.22	—	—	—
Other retail	19.89	—	—	6
Citizens Financial Group, Inc. | 56

	Three Months Ended September 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.62%	14	$11	$—
Commercial real estate	4.31	9	1	—
Residential mortgages	1.52	94	—	—
Home equity	4.32	51	—	—
Education	4.44	24	—	—
Other retail	20.79	—	—	1

	Nine Months Ended September 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	1.52%	18	$—	$—
Commercial real estate	0.83	12	5	—
Residential mortgages	1.27	110	—	—
Home equity	3.41	121	—	—
Education	4.71	—	—	—
Other retail	19.86	—	—	12

	Nine Months Ended September 30, 2024
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	3.72%	15	$3	$—
Commercial real estate	2.83	17	1	—
Residential mortgages	1.59	92	—	—
Home equity	4.03	75	—	—
Education	4.42	24	—	—
Other retail	20.23	—	—	5
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve month period ending September 30, 2025 and 2024, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	September 30, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$348	$1	$—	$35	$61	$445
Commercial real estate	733	83	2	4	293	1,115
Total commercial	1,081	84	2	39	354	1,560
Residential mortgages	49	7	6	16	19	97
Home equity	8	—	—	—	22	30
Education	8	—	—	—	2	10
Other retail	13	2	1	—	1	17
Total retail	78	9	7	16	44	154
Total	$1,159	$93	$9	$55	$398	$1,714
Citizens Financial Group, Inc. | 57

	September 30, 2024
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$211	$35	$1	$—	$54	$301
Commercial real estate	590	30	63	—	287	970
Total commercial	801	65	64	—	341	1,271
Residential mortgages	73	6	4	16	12	111
Home equity	11	—	—	—	8	19
Education	34	1	—	—	35	70
Other retail	12	1	1	—	1	15
Total retail	130	8	5	16	56	215
Total	$931	$73	$69	$16	$397	$1,486
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

	Three Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$36	$—	$—	$—	$36
Commercial real estate	—	4	—	—	—	4
Total commercial	—	40	—	—	—	40
Residential mortgages	1	8	4	3	—	16
Home equity	—	—	—	—	—	—
Education	1	—	—	—	—	1
Other retail	1	—	—	—	—	1
Total retail	3	8	4	3	—	18
Total	$3	$48	$4	$3	$—	$58

	Three Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Total
Commercial and industrial	$1	$3	$—	$15	$19
Commercial real estate	—	75	21	—	96
Total commercial	1	78	21	15	115
Residential mortgages	—	11	—	—	11
Home equity	—	—	—	—	—
Education	1	—	—	—	1
Other retail	1	—	—	—	1
Total retail	2	11	—	—	13
Total	$3	$89	$21	$15	$128
Citizens Financial Group, Inc. | 58

	Nine Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$48	$—	$—	$—	$48
Commercial real estate	—	72	2	—	—	74
Total commercial	—	120	2	—	—	122
Residential mortgages	1	20	5	6	1	33
Home equity	1	—	1	1	—	3
Education	1	—	—	—	—	1
Other retail	1	—	—	—	—	1
Total retail	4	20	6	7	1	38
Total	$4	$140	$8	$7	$1	$160

	Nine Months Ended September 30, 2024
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$1	$3	$—	$—	$15	$19
Commercial real estate	—	141	21	—	—	162
Total commercial	1	144	21	—	15	181
Residential mortgages	—	22	1	1	1	25
Home equity	—	—	—	1	—	1
Education	4	—	12	—	—	16
Other retail	1	—	—	—	—	1
Total retail	5	22	13	2	1	43
Total	$6	$166	$34	$2	$16	$224
Unfunded commitments related to loans modified during the nine months ended September 30, 2025 were $342 million at September 30, 2025. Unfunded commitments related to loans modified during the year ended December 31, 2024 were $206 million at December 31, 2024.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Cash proceeds from residential mortgage loans sold with servicing retained	$2,528	$2,137	$6,920	$5,432
Gain on sales(1)	19	17	56	47
Contractually specified servicing, late, and other ancillary fees(1)	70	79	209	235
(1) Reported in Mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $95.2 billion and $95.6 billion at September 30, 2025 and December 31, 2024, respectively. The Company manages the risk associated with changes in the fair value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
Citizens Financial Group, Inc. | 59

The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Fair value as of beginning of the period	$1,426	$1,568	$1,491	$1,552
Amounts capitalized	42	28	117	71
Sales(1)	—	—	(72)	—
Changes in unpaid principal balance(2)	(41)	(46)	(120)	(135)
Changes in fair value(3)	3	(49)	14	13
Fair value at end of the period	$1,430	$1,501	$1,430	$1,501
(1) For the nine months ended September 30, 2025, represents the sale of the excess servicing yield on MSRs related to certain FNMA mortgages with a total unpaid principal balance of $10.5 billion at the time of sale.
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

(dollars in millions)	September 30, 2025	December 31, 2024
Fair value	$1,430	$1,491
Weighted average life (years)	8.0	8.7
Weighted average constant prepayment rate	7.1%	6.7%
Decline in fair value from 10% adverse change	$39	$35
Decline in fair value from 20% adverse change	$72	$67
Weighted average option adjusted spread	608 bps	632 bps
Decline in fair value from 10% adverse change	$40	$42
Decline in fair value from 20% adverse change	$80	$84
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
Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	September 30, 2025	December 31, 2024
Education	$358	$420
Commercial and industrial(1)	88	92
(1) Represents the government guaranteed portion of SBA loans sold to outside investors.
Citizens Financial Group, Inc. | 60

NOTE 6 - VARIABLE INTEREST ENTITIES
The Company, in the normal course of business, engages in a variety of activities with entities that are considered VIEs, as defined by GAAP, with its variable interest arising from contractual, ownership, or other monetary interests in the entity. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.
For more details regarding the Company’s involvement with VIEs see Note 11 in the Company’s 2024 Form 10-K.
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	September 30, 2025	December 31, 2024
Assets:
Interest-bearing deposits in banks	$169	$209
Net loans and leases	2,353	3,843
Other assets	15	21
Total assets	$2,537	$4,073
Liabilities:
Long-term borrowed funds	$1,982	$3,375
Other liabilities	5	8
Total liabilities	$1,987	$3,383
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
The following table provides a summary of the assets and liabilities included in the Consolidated Balance Sheets related to unconsolidated VIEs that the Company holds an interest in, but is not the primary beneficiary of:

(dollars in millions)	September 30, 2025	December 31, 2024
Lending to SPEs included in Loans and leases	$4,893	$4,215
LIHTC investments included in Other assets	2,698	2,631
LIHTC unfunded commitments included in Other liabilities	1,065	1,109
Asset-backed investments included in HTM securities	357	412
Renewable energy investments included in Other assets	217	269
NMTC investments included in Other assets	1	2
Citizens Financial Group, Inc. | 61

Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored SPEs within its Capital Markets business. The SPEs are primarily funded through these lending facilities or a syndication in which the Company participates. The principal risk of these lending facilities is the credit risk related to the underlying assets in the SPE, in which the Company generally holds a priority position. As of September 30, 2025 and December 31, 2024, the lending facilities had undrawn commitments to extend credit of $3.2 billion and $2.8 billion, respectively. For more information on commitments to extend credit see Note 11.
Low Income Housing Tax Credit Partnerships
The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing federal tax incentives pursuant to Section 42 of the Internal Revenue Code. The objective of these investments is to generate a satisfactory return on capital, encourage the development and investment in projects that serve affordable housing product offerings, and further the goals of the Community Reinvestment Act. The principal activities of the limited partnerships include the identification, development, and operation of multifamily housing properties leased to qualifying residential tenants. Funding for these investments is generally provided through a combination of debt and equity.
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
Contingent commitments related to the Company’s renewable energy investments were $43 million at September 30, 2025, and are expected to be paid in varying amounts through 2027. These payments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold, changes in the production tax credit rates set by the Internal Revenue Service, and the achievement of commercial operation for a certain renewable energy project under its power purchase agreement.
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
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Tax credits recognized	$99	$99	$309	$290
Other tax benefits recognized	24	21	73	68
Amortization	(98)	(88)	(304)	(276)
Net benefit (expense) included in Income tax expense	25	32	78	82
Other income	1	1	5	4
Allocated income (loss) on investments	(3)	(3)	(10)	(9)
Net benefit (expense) included in Noninterest income	(2)	(2)	(5)	(5)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$23	$30	$73	$77
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented. For 2025 and 2024, this includes LIHTC, renewable energy, and NMTC investments.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ended September 30, 2025 and 2024.
Citizens Financial Group, Inc. | 62

NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
Other short-term borrowed funds(1)	$214	$—
Total short-term borrowed funds	$214	$—
(1) Consists primarily of short positions held by the Company’s commercial broker dealer. See Note 8 for additional information regarding forward purchase contracts entered into to economically hedge these short positions.
Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	September 30, 2025	December 31, 2024
Parent Company:
4.350% fixed-rate subordinated debt, due August 2025	$—	$133
4.300% fixed-rate subordinated debt, due December 2025	336	336
2.850% fixed-rate senior unsecured notes, due July 2026	500	499
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,246	1,245
2.500% fixed-rate senior unsecured notes, due February 2030	299	299
3.250% fixed-rate senior unsecured notes, due April 2030	747	747
3.750% fixed-rate reset subordinated debt, due February 2031	69	69
4.300% fixed-rate reset subordinated debt, due February 2031	135	135
4.350% fixed-rate reset subordinated debt, due February 2031	60	60
5.253% fixed/floating-rate senior unsecured notes, due March 2031	746	—
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,244	1,243
2.638% fixed-rate subordinated debt, due September 2032	575	570
6.645% fixed/floating-rate senior unsecured notes, due April 2035	746	745
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
2.250% senior unsecured notes, due April 2025	—	750
5.284% fixed/floating-rate senior unsecured notes, due January 2026(1)	—	350
3.750% senior unsecured notes, due February 2026	499	492
4.575% fixed/floating-rate senior unsecured notes, due August 2028	799	798
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 2.196% weighted average rate, due through 2045(2)	13	53
Secured borrowings, 5.536% weighted average rate, due through 2031(2)(3)	2,009	3,461
Other	20	18
Total long-term borrowed funds	$10,441	$12,401
(1) Notes were redeemed on January 27, 2025.
(2) Rate disclosed reflects the weighted average rate as of September 30, 2025.
(3) Collateralized by loans. See Note 6 for additional information.
At September 30, 2025, the Company’s long-term borrowed funds include principal balances of $10.5 billion, unamortized debt issuance costs and discounts of $75 million, and hedging basis adjustments of ($1) million. At December 31, 2024, the Company’s long-term borrowed funds include principal balances of $12.5 billion, unamortized debt issuance costs and discounts of $85 million, and hedging basis adjustments of ($8) million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $4.9 billion and $4.6 billion at September 30, 2025 and December 31, 2024, respectively. The Company’s available FHLB borrowing capacity was $24.3 billion and $21.1 billion at September 30, 2025 and December 31, 2024, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2025, the Company’s unused secured borrowing capacity was approximately $78.0 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
Citizens Financial Group, Inc. | 63

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
The following table presents derivative instruments included in the Consolidated Balance Sheets:

	September 30, 2025			December 31, 2024
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$72,437	$303	$2	$69,077	$402	$5
Derivatives not designated as hedging instruments:
Interest rate contracts	183,555	189	487	171,193	160	905
Foreign exchange contracts	42,050	563	399	34,749	472	411
Commodities contracts	1,213	438	381	1,136	429	379
TBA contracts	5,034	7	13	2,714	10	8
Other contracts	1,221	23	4	615	3	2
Total derivatives not designated as hedging instruments	233,073	1,220	1,284	210,407	1,074	1,705
Total gross derivatives	305,510	1,523	1,286	279,484	1,476	1,710
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(379)	(379)		(391)	(391)
Less: Cash collateral applied(1)		(423)	(169)		(677)	(99)
Total net derivatives presented in the Consolidated Balance Sheets		$721	$738		$408	$1,220
(1) Amounts represent the impact of enforceable master netting agreements that allow the Company to net settle positive and negative positions, as well as collateral paid and received.
The Company’s derivative transactions are internally divided into three sub-groups: institutional, customer facilitation, and residential loan. Certain derivative transactions within these sub-groups are designated as fair value or cash flow hedges, as described below:
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the hedged item. All hedging relationships are formally documented at inception, as well as risk management objectives and strategies for undertaking various accounting hedges. In addition, the effectiveness of hedge relationships is monitored during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship, with each relationship monitored to ensure that management’s initial intent continues to be satisfied. Hedge accounting treatment is discontinued when the derivative is terminated or when it is determined that a derivative is not expected to be, or has ceased to be, an effective hedge. Changes in the fair value of a derivative are reflected in earnings after termination of the hedge relationship.
Citizens Financial Group, Inc. | 64

Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At September 30, 2025 and December 31, 2024, the Company has designated $4.7 billion of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. At September 30, 2025 and December 31, 2024, the Company has also designated $3.6 billion and $3.1 billion, respectively, of interest rate swaps as fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities portfolio.
The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended September 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$12	($3)
Derivatives	(12)	3
Amounts related to interest settlements on derivatives	14	(3)
Total net interest income recognized on fair value hedges	$14	($3)
Three Months Ended September 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	$302	($8)
Derivatives	(306)	8
Amounts related to interest settlements on derivatives	34	(4)
Total net interest income recognized on fair value hedges	$30	($4)
Nine Months Ended September 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$178	($7)
Derivatives	(180)	7
Amounts related to interest settlements on derivatives	38	(8)
Total net interest income recognized on fair value hedges	$36	($8)
Nine Months Ended September 30, 2024
Gains (losses) on fair value hedges recognized on:
Hedged items	$128	($8)
Derivatives	(127)	8
Amounts related to interest settlements on derivatives	87	(11)
Total net interest income recognized on fair value hedges	$88	($11)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

(dollars in millions)	September 30, 2025		December 31, 2024
	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets(2)	$9,728	$—	$9,557	$—
Carrying amount of hedged liabilities	—	499	—	491
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	83	(1)	(97)	(8)
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $6.0 billion and $6.4 billion, respectively, including associated cumulative basis adjustments of $37 million and $(75) million, respectively. The amount of the designated hedging instruments was $4.7 billion at September 30, 2025 and December 31, 2024.
(2) Carrying amount represents amortized cost.
Citizens Financial Group, Inc. | 65

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
During the first quarter of 2025, the Company entered into a cash flow hedge with a notional amount of $1.5 billion to manage the variability in cash flows related to the sale of Non-Core education loans, which will settle ratably each quarter throughout 2025. During the third quarter of 2025, the Company terminated $466 million of this cash flow hedge in conjunction with the quarterly settlement of the education loan sale.
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Pre-tax net gains (losses) recognized in OCI	($21)	$613	$376	($114)
Pre-tax net gains (losses) reclassified from AOCI into interest income	(193)	(276)	(591)	(711)
Pre-tax net gains (losses) reclassified from AOCI into noninterest income	(4)	—	(5)	—
Pre-tax net gains (losses) reclassified from AOCI into interest expense	—	—	(1)	—
Using the September 30, 2025 interest rate curve, the Company estimates that $396 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges after September 30, 2025.
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
Citizens Financial Group, Inc. | 66

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2025	2024	2025	2024
Economic hedge type:
Customer interest rate contracts	($17)	$474	$218	($209)	Foreign exchange and derivative products
Derivatives hedging interest rate risk	29	(467)	(190)	233	Foreign exchange and derivative products
Customer foreign exchange contracts	(72)	151	345	18	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	107	(195)	(423)	(13)	Foreign exchange and derivative products
Customer commodity contracts	(122)	(193)	(81)	(126)	Foreign exchange and derivative products
Derivatives hedging commodity price risk	125	198	96	141	Foreign exchange and derivative products
Residential loan commitments	4	9	13	2	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(14)	(24)	(28)	(15)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(1)	47	26	(9)	Mortgage banking fees
Derivative contracts used to hedge equity price risk	4	—	15	—	Capital markets fees
Total	$43	$—	($9)	$22
Citizens Financial Group, Inc. | 67

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the components of the Company’s OCI:

(dollars in millions)	Pre-tax	Tax Effect	After-tax
Three Months Ended September 30, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	($21)	$5	($16)
Reclassification of net (gains) losses on cash flow hedges to earnings	197	(53)	144
Net unrealized gains (losses) on cash flow hedges	176	(48)	128
Net unrealized gains (losses) on AFS securities arising during the period	300	(77)	223
Reclassification of net (gains) losses on investment securities to earnings	24	(6)	18
Net unrealized gains (losses) on investment securities	324	(83)	241
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	4	(1)	3
Defined benefit plans	4	(1)	3
Total other comprehensive income (loss)	$504	($132)	$372
Three Months Ended September 30, 2024
Net unrealized gains (losses) on cash flow hedges arising during the period	$613	($163)	$450
Reclassification of net (gains) losses on cash flow hedges to earnings	276	(73)	203
Net unrealized gains (losses) on cash flow hedges	889	(236)	653
Net unrealized gains (losses) on AFS securities arising during the period	720	(179)	541
Reclassification of net (gains) losses on investment securities to earnings	18	(5)	13
Net unrealized gains (losses) on investment securities	738	(184)	554
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	3	(1)	2
Defined benefit plans	3	(1)	2
Total other comprehensive income (loss)	$1,630	($421)	$1,209
Nine Months Ended September 30, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	$376	($101)	$275
Reclassification of net (gains) losses on cash flow hedges to earnings	597	(160)	437
Net unrealized gains (losses) on cash flow hedges	973	(261)	712
Net unrealized gains (losses) on AFS securities arising during the period	753	(192)	561
Reclassification of net (gains) losses on investment securities to earnings	64	(16)	48
Net unrealized gains (losses) on investment securities	817	(208)	609
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	10	(3)	7
Defined benefit plans	10	(3)	7
Total other comprehensive income (loss)	$1,800	($472)	$1,328
Nine Months Ended September 30, 2024
Net unrealized gains (losses) on cash flow hedges arising during the period	($114)	$30	($84)
Reclassification of net (gains) losses on cash flow hedges to earnings	711	(189)	522
Net unrealized gains (losses) on cash flow hedges	597	(159)	438
Net unrealized gains (losses) on AFS securities arising during the period	453	(114)	339
Reclassification of net (gains) losses on investment securities to earnings	56	(14)	42
Net unrealized gains (losses) on investment securities	509	(128)	381
Net actuarial gain (loss) arising during the period	5	(1)	4
Amortization of actuarial (gain) loss to earnings	12	(3)	9
Defined benefit plans	17	(4)	13
Total other comprehensive income (loss)	$1,123	($291)	$832
Citizens Financial Group, Inc. | 68

The following table summarizes the activity in each component of AOCI, net of income taxes:

(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Three Months Ended September 30, 2025
Balance at July 1, 2025	($341)	($2,001)	($297)	($2,639)
Other comprehensive income (loss) before reclassifications	(16)	223	—	207
Amounts reclassified from AOCI to earnings	144	18	3	165
Total other comprehensive income (loss)	128	241	3	372
Balance at September 30, 2025	($213)	($1,760)	($294)	($2,267)
Three Months Ended September 30, 2024
Balance at July 1, 2024	($1,302)	($2,511)	($322)	($4,135)
Other comprehensive income (loss) before reclassifications	450	541	—	991
Amounts reclassified from AOCI to earnings	203	13	2	218
Total other comprehensive income (loss)	653	554	2	1,209
Balance at September 30, 2024	($649)	($1,957)	($320)	($2,926)
Nine Months Ended September 30, 2025
Balance at January 1, 2025	($925)	($2,369)	($301)	($3,595)
Other comprehensive income (loss) before reclassifications	275	561	—	836
Amounts reclassified from AOCI to earnings	437	48	7	492
Total other comprehensive income (loss)	712	609	7	1,328
Balance at September 30, 2025	($213)	($1,760)	($294)	($2,267)
Nine Months Ended September 30, 2024
Balance at January 1, 2024	($1,087)	($2,338)	($333)	($3,758)
Other comprehensive income (loss) before reclassifications	(84)	339	4	259
Amounts reclassified from AOCI to earnings	522	42	9	573
Total other comprehensive income (loss)	438	381	13	832
Balance at September 30, 2024	($649)	($1,957)	($320)	($2,926)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2025			December 31, 2024
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series E	1,000	(1)	450,000	(2)	437	450,000	437
Series F	1,000		—		—	400,000	395
Series G	1,000		300,000		296	300,000	296
Series H	1,000	(1)	400,000	(3)	392	400,000	392
Series I	1,000	(1)	400,000	(4)	393	—	—
Total			2,150,000		$2,111	2,150,000	$2,113
(1) Equivalent to $25 per depositary share.
(2) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(3) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.
(4) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series I Preferred Stock.
Citizens Financial Group, Inc. | 69

On July 31, 2025, the Company issued $400 million, or 400,000 shares, of 6.500% fixed-rate reset non-cumulative perpetual Series I Preferred Stock, par value of $25 per share with a liquidation preference of $1,000 per share (the “Series I Preferred Stock”). As a result of this issuance, the Company received net proceeds of $393 million after underwriting fees and other expenses. The Series I Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. The Series I Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after October 6, 2030 or, in whole but not in part, at any time within the 90 days following a regulatory capital treatment event at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends. The Company may not redeem shares of the Series I Preferred Stock without the prior approval of the FRB or other appropriate federal banking agency as required under applicable capital rules. Except in limited circumstances or otherwise required by law, holders of the Series I Preferred Stock do not have any voting rights.
In September 2025, the Company provided notice of its intent to redeem all outstanding shares of the 5.650% fixed-rate reset non-cumulative perpetual Series F Preferred Stock on October 6, 2025. Upon providing notice, the Series F Preferred Stock was reclassified from Preferred stock to Other liabilities in the Consolidated Balance Sheets. On October 6, 2025, the Company redeemed all outstanding shares of the Series F Preferred Stock at a redemption price of $1,000 per share.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 17 in the Company’s 2024 Form 10-K.
Dividends
The following tables summarize the Company’s common and preferred stock dividend activity:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.42	$184	$184	$0.42	$190	$190
Preferred stock
Series B	$19.07	$5	$5	$21.68	$6	$7
Series C	19.46	5	6	22.07	6	6
Series D	—	—	—	—	—	7
Series E	12.50	6	6	12.50	6	6
Series F	14.13	6	6	14.13	6	6
Series G	10.00	3	3	10.00	3	3
Series H	18.43	7	7	27.25	11	—
Total preferred stock		$32	$33		$38	$35

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.26	$555	$555	$1.26	$581	$581
Preferred stock
Series B	$57.26	$17	$17	$65.06	$19	$20
Series C	58.43	17	18	60.54	18	16
Series D	—	—	—	39.66	12	17
Series E	37.50	17	17	37.50	17	17
Series F	42.38	17	17	42.38	17	17
Series G	30.00	9	9	30.00	9	9
Series H	55.31	22	22	27.25	11	—
Total preferred stock		$99	$100		$103	$96
Treasury Stock
During the nine months ended September 30, 2025 and 2024, the Company repurchased $475 million, or 11,129,200 shares, and $825 million, or 23,006,560 shares, respectively, of its outstanding common stock, which are held in treasury stock.
Citizens Financial Group, Inc. | 70

NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 19 in the Company’s 2024 Form 10-K.

(dollars in millions)	September 30, 2025	December 31, 2024
Commitments to extend credit	$100,650	$93,460
Letters of credit	1,901	1,845
Loans sold with recourse	89	93
Risk participation agreements	29	1
Other commitments	11	14
Total	$102,680	$95,413
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
Letters of Credit
Letters of credit in the table above reflect commercial, standby financial, and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments (financial) or fails to complete a specific project (performance). The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Letters of credit are generally secured, with collateral including, but not limited to, cash, accounts receivable, inventory, or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amount of the allowance for unfunded commitments. Standby and commercial letters of credit are issued for terms of up to two years and one year, respectively.
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
Risk Participation Agreements
RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At September 30, 2025, the remaining terms on these RPAs ranged from less than one year to ten years.
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
Citizens Financial Group, Inc. | 71

In these disputes and proceedings, the Company contests liability and the amount of damages as appropriate. Given their complex nature, and based on the Company's experience, it may be years before some of these matters are resolved. Moreover, before liability can be reasonably estimated for a claim, numerous legal and factual issues may need to be examined, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal issues relevant to the proceedings in question. The Company cannot predict with certainty if, how, or when such claims will be resolved or what the eventual settlement, fine, penalty, or other relief, if any, may be, particularly for claims that are at an early stage in their development or where claimants seek substantial or indeterminate damages. The Company recognizes a provision for a claim when, in the opinion of management after seeking legal advice, it is probable that a liability exists and the amount of loss can be reasonably estimated. In many proceedings, however, it is not possible to determine whether any loss is probable or to estimate the amount of any loss.
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
Fair Value Option
The Company has elected to account for residential mortgage LHFS and certain commercial LHFS at fair value. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	September 30, 2025			December 31, 2024
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$592	$573	$19	$633	$625	$8
Commercial loans held for sale	176	186	(10)	192	199	(7)
Citizens Financial Group, Inc. | 72

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at September 30, 2025:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$30,814	$—	$30,814	$—
Collateralized loan obligations	90	—	90	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,514	4,514	—	—
Total debt securities available for sale	35,419	4,514	30,905	—
Loans held for sale:
Residential loans held for sale	592	—	592	—
Commercial loans held for sale	176	—	176	—
Total loans held for sale, at fair value	768	—	768	—
Mortgage servicing rights	1,430	—	—	1,430
Derivative assets:
Interest rate contracts	492	—	492	—
Foreign exchange contracts	563	—	563	—
Commodities contracts	438	—	438	—
TBA contracts	7	—	7	—
Other contracts	23	—	15	8
Total derivative assets	1,523	—	1,515	8
Equity securities, at fair value(1)	224	224	—	—
Short-term investments	73	30	43	—
Total assets	$39,437	$4,768	$33,231	$1,438
Derivative liabilities:
Interest rate contracts	$489	$—	$489	$—
Foreign exchange contracts	399	—	399	—
Commodities contracts	381	—	381	—
TBA contracts	13	—	13	—
Other contracts	4	—	—	4
Total derivative liabilities	1,286	—	1,282	4
Short-term borrowed funds	213	203	10	—
Other liabilities	162	—	162	—
Total liabilities	$1,661	$203	$1,454	$4
(1) Excludes investments of $62 million included in Other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $17 million at September 30, 2025, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 74

The following tables present a roll forward of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,426	$15	$1,491	$1
Issuances	42	21	117	55
Sales(1)	—	—	(72)	—
Settlements(2)	(41)	(33)	(120)	(60)
Changes in fair value recognized in earnings(3)	3	1	14	8
Ending balance	$1,430	$4	$1,430	$4

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,568	$6	$1,552	$7
Issuances	28	18	71	47
Settlements(2)	(46)	(27)	(135)	(50)
Changes in fair value recognized in earnings(3)	(49)	—	13	(7)
Ending balance	$1,501	($3)	$1,501	($3)
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
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities:

			September 30, 2025	December 31, 2024
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5.86-14.80% CPR (7.10% CPR)	5.08-16.32% CPR (6.70% CPR)
		Option adjusted spread	398-1,058 bps (608 bps)	398-1,058 bps (632 bps)
Other derivative contracts	Internal Model	Pull through rate	8.15-99.89% (83.07%)	5.09-99.90% (83.06%)
		MSR value	42.30-171.00 bps (124.76 bps)	23.91-171.64 bps (121.23 bps)
(1) Disclosures related to the fair value measurement of financial instruments deemed immaterial are not included.
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. The following table presents losses on assets measured at fair value on a nonrecurring basis and recorded in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Collateral-dependent loans	($39)	($36)	($124)	($156)

The following table presents assets measured at fair value on a nonrecurring basis:

	September 30, 2025				December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$677	$—	$677	$—	$979	$—	$979	$—
Citizens Financial Group, Inc. | 75

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions.

	September 30, 2025
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$8,124	$7,295	$—	$—	$7,767	$6,938	$357	$357
Loans held for sale	566	566	—	—	—	—	566	566
Net loans and leases	138,898	138,627	—	—	677	677	138,221	137,950
Other assets	710	710	—	—	689	689	21	21
Financial liabilities:
Deposits	180,011	179,967	—	—	180,011	179,967	—	—
Short-term borrowed funds	1	1	—	—	1	1	—	—
Long-term borrowed funds	10,441	10,649	—	—	10,441	10,649	—	—

	December 31, 2024
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$8,599	$7,540	$—	$—	$8,187	$7,136	$412	$404
Loans held for sale	33	33	—	—	—	—	33	33
Net loans and leases	137,142	136,293	—	—	979	979	136,163	135,314
Other assets	710	710	—	—	689	689	21	21
Financial liabilities:
Deposits	174,776	174,651	—	—	174,776	174,651	—	—
Long-term borrowed funds	12,401	12,247	—	—	12,401	12,247	—	—
(1) Excludes cash-related financial instruments not recorded at fair value in the Consolidated Balance Sheets with a carrying value and estimated fair value of $12.3 billion and $11.2 billion at September 30, 2025 and December 31, 2024, respectively.
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

	Three Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$78	$33	$—	$—	$111
Card fees	73	12	—	—	85
Capital markets fees	—	158	—	—	158
Wealth fees	93	—	—	—	93
Other banking fees	1	4	—	—	5
Total revenue from contracts with customers	$245	$207	$—	$—	$452
Total revenue from other sources(1)	66	79	4	29	178
Total noninterest income	$311	$286	$4	$29	$630
Citizens Financial Group, Inc. | 76

	Three Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$75	$34	$—	$—	$109
Card fees	73	12	—	6	91
Capital markets fees	—	88	—	—	88
Wealth fees	76	—	—	—	76
Other banking fees	1	2	—	—	3
Total revenue from contracts with customers	$225	$136	$—	$6	$367
Total revenue from other sources(1)	60	71	—	34	165
Total noninterest income	$285	$207	$—	$40	$532

	Nine Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$229	$101	$—	$—	$330
Card fees	214	38	—	—	252
Capital markets fees	—	348	—	—	348
Wealth fees	262	—	—	—	262
Other banking fees	2	8	—	—	10
Total revenue from contracts with customers	$707	$495	$—	$—	$1,202
Total revenue from other sources(1)	230	238	7	97	572
Total noninterest income	$937	$733	$7	$97	$1,774

	Nine Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Service charges and fees	$213	$97	$—	$—	$310
Card fees	213	40	—	13	266
Capital markets fees	—	330	—	—	330
Wealth fees	219	—	—	—	219
Other banking fees	2	8	—	1	11
Total revenue from contracts with customers	$647	$475	$—	$14	$1,136
Total revenue from other sources(1)	173	201	—	92	466
Total noninterest income	$820	$676	$—	$106	$1,602
(1) Includes bank-owned life insurance income of $30 million and $26 million for the three months ended September 30, 2025 and 2024, respectively, and $85 million and $80 million for the nine months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025 and 2024, the Company recognized trailing commissions of $4 million related to previous investment sales. For the nine months ended September 30, 2025 and 2024, the Company recognized $12 million and $11 million, respectively.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of Other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Marketing	$44	$40	$129	$124
Deposit insurance(1)	32	40	108	162
Other	90	84	254	269
Other operating expense	$166	$164	$491	$555
(1) Includes an industry-wide FDIC special assessment of $40 million for the nine months ended September 30, 2024.
Citizens Financial Group, Inc. | 77

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$494	$382	$1,303	$1,108
Less: Preferred stock dividends	32	38	99	103
Less: Impact of preferred stock redemption	5	—	5	—
Net income available to common stockholders	$457	$344	$1,199	$1,005
Denominator:
Weighted-average common shares outstanding - basic	431,365,552	446,561,996	434,416,696	453,993,833
Dilutive common shares: share-based awards	4,106,798	3,351,471	3,498,900	2,467,497
Weighted-average common shares outstanding - diluted	435,472,350	449,913,467	437,915,596	456,461,330
Earnings per common share:
Basic	$1.06	$0.77	$2.76	$2.21
Diluted(1)	1.05	0.77	2.74	2.20
(1) Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 3,454 and 141,698 for the three months ended September 30, 2025 and 2024, respectively, and 16,910 and 409,167 for the nine months ended September 30, 2025 and 2024, respectively.
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
Citizens Financial Group, Inc. | 78

The following tables present certain financial data of the Company’s business segments:

	Three Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,262	$448	($7)	($215)	$1,488
Noninterest income	311	286	4	29	630
Total revenue	1,573	734	(3)	(186)	2,118
Direct expenses(1)(2)	692	223	1	419	1,335
Indirect expenses(3)	287	110	11	(408)	—
Noninterest expense	979	333	12	11	1,335
Profit (loss) before provision (benefit) for credit losses	594	401	(15)	(197)	783
Provision (benefit) for credit losses	81	78	4	(9)	154
Income (loss) before income tax expense (benefit)	513	323	(19)	(188)	629
Income tax expense (benefit)	130	75	(5)	(65)	135
Net income (loss)	$383	$248	($14)	($123)	$494
Total average assets	$80,729	$66,134	$4,000	$68,254	$219,117
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $30 million, $5 million, and $77 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Three Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$1,156	$478	($28)	($237)	$1,369
Noninterest income	285	207	—	40	532
Total revenue	1,441	685	(28)	(197)	1,901
Direct expenses(1)(2)	586	205	1	467	1,259
Indirect expenses(3)	330	95	22	(447)	—
Noninterest expense	916	300	23	20	1,259
Profit (loss) before provision (benefit) for credit losses	525	385	(51)	(217)	642
Provision (benefit) for credit losses	84	91	17	(20)	172
Income (loss) before income tax expense (benefit)	441	294	(68)	(197)	470
Income tax expense (benefit)	114	63	(17)	(72)	88
Net income (loss)	$327	$231	($51)	($125)	$382
Total average assets	$75,392	$68,092	$8,389	$66,705	$218,578
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $29 million, $6 million, and $79 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
Citizens Financial Group, Inc. | 79

	Nine Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,673	$1,328	($27)	($658)	$4,316
Noninterest income	937	733	7	97	1,774
Total revenue	4,610	2,061	(20)	(561)	6,090
Direct expenses(1)(2)	2,040	660	2	1,266	3,968
Indirect expenses(3)	856	317	41	(1,214)	—
Noninterest expense	2,896	977	43	52	3,968
Profit (loss) before provision (benefit) for credit losses	1,714	1,084	(63)	(613)	2,122
Provision (benefit) for credit losses	248	239	43	(59)	471
Income (loss) before income tax expense (benefit)	1,466	845	(106)	(554)	1,651
Income tax expense (benefit)	371	195	(27)	(191)	348
Net income (loss)	$1,095	$650	($79)	($363)	$1,303
Total average assets	$79,040	$65,931	$5,241	$67,494	$217,706
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $92 million, $15 million, and $230 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Nine Months Ended September 30, 2024
(dollars in millions)	Consumer Banking	Commercial Banking	Non-Core	Other	Consolidated
Net interest income	$3,369	$1,486	($96)	($538)	$4,221
Noninterest income	820	676	—	106	1,602
Total revenue	4,189	2,162	(96)	(432)	5,823
Direct expenses(1)(2)	1,728	626	3	1,561	3,918
Indirect expenses(3)	1,006	302	71	(1,379)	—
Noninterest expense	2,734	928	74	182	3,918
Profit (loss) before provision (benefit) for credit losses	1,455	1,234	(170)	(614)	1,905
Provision (benefit) for credit losses	249	262	46	(32)	525
Income (loss) before income tax expense (benefit)	1,206	972	(216)	(582)	1,380
Income tax expense (benefit)	311	223	(55)	(207)	272
Net income (loss)	$895	$749	($161)	($375)	$1,108
Total average assets	$74,510	$69,046	$9,450	$66,514	$219,520
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $84 million, $21 million, and $233 million, respectively, for the Consumer Banking, Commercial Banking and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part I, Item 2 and is incorporated herein by reference.
Citizens Financial Group, Inc. | 80

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The design of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended September 30, 2025 are included below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(1)
July 1, 2025 - July 31, 2025	1,424,581	$49.46	1,424,581	$1,429,533,677
August 1, 2025 - August 31, 2025	—	$—	—	$1,429,533,677
September 1, 2025 - September 30, 2025	91,655	$49.46	91,655	$1,425,000,000
(1) On June 13, 2025, the Company announced that its Board of Directors increased the capacity under its common share repurchase program to $1.5 billion, an increase of $1.2 billion above the $300 million of capacity remaining under the prior June 2024 authorization.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Citizens Financial Group, Inc. | 81

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1 Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective October 6, 2025 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed October 6, 2025)

3.2 Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

10.1 Executive Employment Agreement, dated August 6, 2025, between the Registrant and Aunoy Banerjee†*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101    The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104    Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*

† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 82

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2025.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Christopher J. Schnirel
Name: Christopher J. Schnirel
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Citizens Financial Group, Inc. | 83