Form 10-Q
period 2026-03-31
CITIZENS FINANCIAL GROUP INC/RI
filed 2026-05-04
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 422,881,942 shares of the registrant’s common stock ($0.01 par value) outstanding on April 24, 2026.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
ALM	Asset and Liability Management
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCB	Capital Conservation Buffer
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Consolidated Subsidiaries
CLTV	Combined Loan to Value
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
Efficiency Ratio	Noninterest expense divided by total revenue, inclusive of net interest income and noninterest income
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Enterprise
HTM	Held To Maturity
LHFS	Loans Held for Sale
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
Citizens Financial Group, Inc. | 3

NM	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To-Be-Announced Mortgage Security
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
Citizens Financial Group, Inc. | 4

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens Financial Group, Inc. | 5

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “goals,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook,” and “guidance”, or similar expressions or future conditional verbs such as “may,” “will,” “likely,” “should,” “would,” and “could.”
Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
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
•The effects of geopolitical instability, including the war in Ukraine and the conflict in the Middle East, on economic and market conditions, inflationary pressures and the interest rate environment, commodity price and foreign exchange rate volatility, and heightened cybersecurity risks;
•Our ability to comply with supervisory requirements and expectations as well as new or amended regulations;
•Liabilities and business restrictions resulting from litigation and regulatory investigations;
•The impact of changes in interest rates on our net interest income, net interest margin, mortgage originations, and mortgage servicing rights, as well as on market liquidity, which could affect our funding sources and ability to originate and distribute financial products in the primary and secondary markets;
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
More information about factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section in Part I, Item 1A of our 2025 Form 10-K.
INTRODUCTION
Citizens Financial Group, Inc., headquartered in Providence, Rhode Island, is one of the nation’s oldest and largest financial institutions. We offer a broad range of retail, private banking, wealth management, and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas, and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center, and the convenience of approximately 3,000 ATMs and approximately 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management, and small business offerings. Consumer Banking includes Citizens Private Bank and Private Wealth, which integrates banking services and wealth management solutions to serve high- and ultra-high-net-worth individuals and families, as well as investors, entrepreneurs, and businesses. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
At March 31, 2026, we had total assets of $227.9 billion, total deposits of $184.0 billion, and total stockholders’ equity of $26.2 billion. In addition, we had total client assets of $62.6 billion, including assets under management of $36.8 billion, representing assets for which continuous and regular supervisory or management services are provided, and transactional assets of $25.8 billion, representing assets for which execution, custody, recordkeeping, reporting, and other services are provided.
The following MD&A is intended to assist readers in their analysis of the accompanying unaudited interim Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and our 2025 Form 10-K.
EXECUTIVE SUMMARY
This summary highlights select financial information of the Company as well as information regarding certain significant events and transactions occurring during the three months ended March 31, 2026. This summary should be read in conjunction with this entire document for a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting policies and estimates. Each of these items, taken individually or collectively, could have an impact on the Company’s financial condition, results of operations, and cash flows. For additional information regarding our financial performance and condition, see “Consolidated Statement of Operations Analysis” and “Consolidated Balance Sheet Analysis.”
Key Financial Highlights
•Net income of $517 million for the three months ended March 31, 2026 increased $144 million, with earnings per diluted common share up $0.36 to $1.13 compared to the same period in 2025.
•Net interest income of $1.6 billion for the three months ended March 31, 2026 increased $171 million, and net interest margin of 3.14% increased 25 basis points compared to the same period in 2025. The increase in net interest income reflects higher net interest margin driven by improved funding costs, including the reduction of higher-cost funding given runoff of the auto loan portfolio, terminated swap impacts, and fixed-rate asset repricing benefits, partially offset by lower asset yields.
•Noninterest income of $606 million for the three months ended March 31, 2026 increased $62 million compared to the same period in 2025, reflecting growth across a number of fee categories, primarily capital markets and wealth fees.
Citizens Financial Group, Inc. | 7

•Noninterest expense of $1.4 billion for the three months ended March 31, 2026 increased $64 million compared to the same period in 2025, driven by salaries and employee benefits reflecting hiring related to the Private Bank and Private Wealth build-out and strong capital markets fee performance, partially offset by a decline in other operating expense reflecting lower FDIC deposit insurance costs.
•Provision expense of $140 million for the three months ended March 31, 2026 decreased $13 million compared to the same period in 2025, reflecting runoff of certain retail portfolios and improving credit trends and loan mix.
•The efficiency ratio of 63.6% for the three months ended March 31, 2026 compared to 67.9% for the same period in 2025.
•ROTCE of 12.2% for the three months ended March 31, 2026 compared to 9.6% for the same period in 2025.
•Tangible book value per common share of $37.94 at March 31, 2026 was broadly stable compared to $38.07 at December 31, 2025.
See “Non-GAAP Financial Measures” for more information regarding the ROTCE and tangible book value per common share non-GAAP financial measures presented herein.
Matrix Capital Acquisition
In March 2026, we completed the acquisition of substantially all of the assets of Matrix Capital Markets Group, Inc., a market–leading advisory firm in the Downstream Energy & Convenience Retail sector, with additional expertise and proven success in the Automotive Aftermarket and Outdoor Recreation and Marine sectors. This transaction further strengthens our sector-focused advisory capabilities.
Share Repurchases
During the three months ended March 31, 2026, the Parent Company repurchased $300 million of its outstanding common stock, with remaining capacity of $1.0 billion as of March 31, 2026. See Note 10 and Item 2 for additional information on share repurchase activity.
Debt Offerings
In January 2026, the Parent Company issued $400 million of fixed-reset subordinated notes due 2036. These notes bear interest at a rate of 5.299% per annum to January 28, 2031, and at a rate equal to the Five-Year U.S. Treasury Rate plus 1.45% from January 29, 2031 to, but excluding, the maturity date of January 29, 2036.
In January 2026, CBNA issued $750 million of fixed-to-floating rate senior notes due 2029. These notes bear interest at a rate of 4.192% per annum to January 28, 2028, and at a rate of compounded SOFR plus 0.70% from January 29, 2028 to, but excluding, the maturity date of January 29, 2029.
Regulatory Developments
Capital
In March 2026, the FRB, FDIC, and OCC issued joint proposals to modernize the regulatory capital framework for banking organizations. The first proposal would subject Category I and II banking organizations to a single set of risk-based capital requirements under an expanded risk-based approach (“ERBA”) and a revised market risk framework (the “ERBA proposal”). Category III and Category IV banking organizations would be subject to the revised market risk framework if specified thresholds for aggregate trading assets and liabilities are met and would also have the option to adopt the ERBA in its entirety. The second proposal would revise certain elements of the capital rule under the standardized approach (the “revised standardized approach proposal”) and would apply to banking organizations that are not classified as Category I or II and have not otherwise opted to adopt the ERBA.
Citizens Financial Group, Inc. | 8

The ERBA proposal would introduce differentiated capital requirements based on specified credit risk factors, establish a standardized operational risk requirement aligned with a banking organization’s business volume, and implement a revised market risk framework that incorporates a new models-based methodology designed to better capture tail risk and market liquidity risk. The proposal would also increase the aggregate trading assets and liabilities threshold for application of the market risk framework from $1 billion to $5 billion for non-Category I and II banking organizations. The revised standardized approach proposal would modify risk-based capital requirements by introducing a broader range of risk weights for residential mortgages based on more granular risk factors and reducing risk weights for certain other exposures. The proposal would also require most elements of AOCI to be recognized in regulatory capital, subject to a five-year transition period.
Both proposals would also eliminate the threshold-based deduction for mortgage servicing assets (“MSAs”), subjecting all MSAs to a 250 percent risk weight, and would provide for the future adjustment of certain dollar-based regulatory thresholds using a predetermined indexing methodology intended to reflect inflation and preserve their intended application over time. We continue to monitor developments related to these proposals and to evaluate their potential impact on our regulatory capital ratios.
Recovery Planning
In April 2026, the OCC adopted a final rule rescinding its Guidelines Establishing Standards for Recovery Planning (the “Guidelines”), which applied to insured national banks, federal savings associations, and federal branches of foreign banks with average total assets exceeding $100 billion (“covered banks”). As a result of the rescission, CBNA is no longer required to develop and maintain formal recovery planning documentation and is no longer subject to OCC examination for compliance with the Guidelines. Although the rescission is intended to reduce unnecessary regulatory burden, covered banks are still expected to maintain prudent risk management practices, including preparing for operational and market stresses, which CBNA continues to address through the Company’s existing risk management framework. The final rule is effective May 1, 2026.
Anti-Money Laundering and Countering the Financing of Terrorism (“AML/CFT”) Programs
In April 2026, the OCC, FDIC, and National Credit Union Administration (collectively, the “Agencies”) issued a proposed rule to amend their respective AML/CFT program requirements to align with changes concurrently proposed by the Financial Crimes Enforcement Network (“FinCEN”). The proposal requires a bank’s AML/CFT program to be risk-based with a designated AML/CFT officer located in the United States and clarifies that only significant or systemic failures to implement a properly established AML/CFT program would warrant enforcement or significant supervisory actions. FinCEN’s role in the Agencies’ supervision and enforcement process is also enhanced through the establishment of a new consultation framework for certain actions taken by the Agencies. The Agencies proposed a 12-month implementation period following issuance of the final rule and are currently soliciting comments.
CONSOLIDATED STATEMENT OF OPERATIONS ANALYSIS
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our average interest-bearing liabilities. Factors that influence our net interest income include, but are not limited to, the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB, and market interest rates. For further discussion, refer to the “Market Risk” section of our 2025 Form 10-K.
Citizens Financial Group, Inc. | 9

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

Table 1: Major Components of Net Interest Income
	Three Months Ended March 31,
	2026			2025			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$10,079	$91	3.60%	$8,092	$89	4.42%	$1,987	(82) bps
Taxable investment securities	46,928	424	3.62	46,068	418	3.63	860	(1)
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	46,929	424	3.62	46,069	418	3.63	860	(1)
Commercial and industrial	50,140	644	5.14	43,599	515	4.72	6,541	42
Commercial real estate	24,401	328	5.38	27,013	387	5.74	(2,612)	(36)
Total commercial	74,541	972	5.22	70,612	902	5.11	3,929	11
Residential mortgages	35,090	353	4.03	32,872	318	3.86	2,218	17
Home equity	19,230	307	6.47	16,647	293	7.13	2,583	(66)
Automobile	2,090	24	4.68	4,394	47	4.38	(2,304)	30
Education	8,442	127	6.08	10,690	148	5.61	(2,248)	47
Other retail	4,017	101	10.22	4,495	121	10.91	(478)	(69)
Total retail	68,869	912	5.34	69,098	927	5.41	(229)	(7)
Total loans and leases	143,410	1,884	5.28	139,710	1,829	5.26	3,700	2
Loans held for sale	1,511	21	5.65	1,187	16	5.34	324	31
Interest-earning assets	201,929	2,420	4.81	195,058	2,352	4.84	6,871	(3)
Noninterest-earning assets	22,295			21,251			1,044
Total assets	$224,224			$216,309			$7,915
Liabilities and Stockholders’ Equity
Checking with interest	$37,027	$122	1.33%	$32,693	$110	1.36%	$4,334	(3)
Savings	24,095	65	1.10	25,760	89	1.39	(1,665)	(29)
Money market	60,141	350	2.36	54,432	357	2.66	5,709	(30)
Time	20,766	178	3.46	23,277	239	4.17	(2,511)	(71)
Total interest-bearing deposits	142,029	715	2.04	136,162	795	2.37	5,867	(33)
Short-term borrowed funds	454	4	3.74	675	8	4.53	(221)	(79)
Long-term borrowed funds	11,075	139	5.03	12,657	158	5.01	(1,582)	2
Total borrowed funds	11,529	143	4.98	13,332	166	4.99	(1,803)	(1)
Total interest-bearing liabilities	153,558	858	2.26	149,494	961	2.60	4,064	(34)
Noninterest-bearing demand deposits	39,286			36,543			2,743
Other noninterest-bearing liabilities	5,274			5,971			(697)
Total liabilities	198,118			192,008			6,110
Stockholders’ equity	26,106			24,301			1,805
Total liabilities and stockholders’ equity	$224,224			$216,309			$7,915
Interest rate spread			2.55%			2.24%		31
Net interest income and net interest margin		$1,562	3.14%		$1,391	2.89%		25
Net interest income and net interest margin, FTE(1)		$1,565	3.14%		$1,395	2.90%		24
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$181,315	$715	1.60%	$172,705	$795	1.87%	$8,610	(27)	bps
(1) Net interest income and net interest margin on an FTE basis are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information.
Net interest income increased $171 million, or 12%, and net interest margin increased 25 basis points for the three months ended March 31, 2026, compared to the same period in 2025. The increase in net interest income reflects higher net interest margin driven by improved funding costs, including the reduction of higher-cost funding given runoff of the auto loan portfolio, terminated swap impacts, and fixed-rate asset repricing benefits, partially offset by lower asset yields.
Average interest-earning assets increased $6.9 billion for the three months ended March 31, 2026, compared to the same period in 2025, driven by an increase in total loans and leases, cash held in interest-bearing deposits, and investment securities.
Citizens Financial Group, Inc. | 10

Average deposits increased $8.6 billion for the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by growth in the Private Bank and in commercial, partially offset by a reduction in higher-cost brokered deposits.
Average total borrowed funds decreased $1.8 billion for the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by a decline in auto collateralized borrowings, given runoff of the auto loan portfolio, partially offset by an increase in FHLB advances.
Noninterest Income
The following table presents the components of noninterest income:

Table 2: Noninterest Income
	Three Months Ended March 31,
(dollars in millions)	2026	2025	Change	Percent
Service charges and fees	$112	$109	$3	3%
Capital markets fees	134	100	34	34
Wealth fees	100	81	19	23
Card fees	83	83	—	—
Mortgage banking fees	42	59	(17)	(29)
Foreign exchange and derivative products	44	39	5	13
Letter of credit and loan fees	50	44	6	14
Securities gains, net	7	7	—	—
Other income(1)	34	22	12	55
Noninterest income	$606	$544	$62	11%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three months ended March 31, 2026, compared to the same period in 2025, are described below:
•Capital markets fees increased driven by higher M&A, loan syndication, and equity underwriting fees;
•Wealth fees increased primarily driven by growth in assets under management, largely from net inflows; and
•Mortgage banking fees decreased reflecting lower MSR valuation results, net of hedge impact, and lower servicing revenue, partially offset by higher production revenue.
Noninterest Expense
The following table presents the components of noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended March 31,
(dollars in millions)	2026	2025	Change	Percent
Salaries and employee benefits	$758	$696	$62	9%
Equipment and software	197	194	3	2
Outside services	162	155	7	5
Occupancy	114	112	2	2
Other operating expense	147	157	(10)	(6)
Noninterest expense	$1,378	$1,314	$64	5%
The primary drivers for the change in noninterest expense for the three months ended March 31, 2026, compared to the same period in 2025, are described below:
•Salaries and employee benefits increased reflecting hiring related to the Private Bank and Private Wealth build-out, and strong capital markets fee performance; and
•Other operating expense declined reflecting lower FDIC deposit insurance costs.
Citizens Financial Group, Inc. | 11

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “Risk Management – Credit Risk” for more information.
Provision expense of $140 million for the three months ended March 31, 2026 compared with a provision of $153 million for the same period in 2025, reflecting runoff of certain retail portfolios and improving credit trends and loan mix.
Income Tax Expense
Income tax expense of $133 million increased $38 million and our effective income tax rate of 20.5% increased from 20.3% for the three months ended March 31, 2026, compared to the same period in 2025. These increases were driven by a reduced benefit from tax-advantaged investments on higher pre-tax income. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pre-tax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 12

CONSOLIDATED BALANCE SHEET ANALYSIS
Securities
The following table presents the major components of securities at amortized cost and fair value:

Table 4: Amortized Cost and Fair Value of Securities
	March 31, 2026		December 31, 2025
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,385	$4,334	$3,163	$3,123
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	32,986	31,675	33,379	32,220
Other/non-agency	265	262	268	264
Total mortgage-backed securities	33,251	31,937	33,647	32,484
Collateralized loan obligations	89	89	89	89
Total debt securities available for sale	$37,726	$36,361	$36,900	$35,697
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,484	$6,684	$7,595	$6,812
Total mortgage-backed securities	7,484	6,684	7,595	6,812
Asset-backed securities	316	314	338	338
Total debt securities held to maturity	$7,800	$6,998	$7,933	$7,150
Total debt securities available for sale and held to maturity	$45,526	$43,359	$44,833	$42,847
Equity securities, at cost(2)	$836	$836	$807	$807
Equity securities, at fair value(2)	336	336	317	317
(1) Excludes portfolio level basis adjustments of $(4) million and $17 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at March 31, 2026 and December 31, 2025.
(2) Included in Other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality and highly liquid investments that reflect our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of March 31, 2026, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 98% of the fair value of our debt securities portfolio, with approximately $39.4 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral see the “Liquidity Risk” section in this report. For further discussion of liquidity requirements, see “Regulation and Supervision – Liquidity Requirements” in our 2025 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of March 31, 2026, the portfolio’s average effective duration, including hedging actions to reduce duration, was 4 years compared with 3.8 years as of December 31, 2025.
Citizens Financial Group, Inc. | 13

Loans and Leases
The following table presents loans and leases, excluding LHFS:

Table 5: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	March 31, 2026	December 31, 2025	Change	Percent
Commercial and industrial	$50,307	$49,232	$1,075	2%
Commercial real estate	24,282	24,580	(298)	(1)
Total commercial	74,589	73,812	777	1
Residential mortgages	35,404	35,024	380	1
Home equity	19,449	19,069	380	2
Automobile	1,863	2,310	(447)	(19)
Education	8,340	8,416	(76)	(1)
Other retail	4,022	4,061	(39)	(1)
Total retail	69,078	68,880	198	—
Total loans and leases	$143,667	$142,692	$975	1%
The increase in total loans and leases as of March 31, 2026 compared to December 31, 2025 reflects a $777 million increase in commercial driven by net new money originations in corporate banking and higher line of credit utilization, partially offset by CRE paydowns. Retail reflects a $198 million increase driven by growth in home equity and mortgage, including the Private Bank, partially offset by runoff of the auto loan portfolio.
Deposits
The following table presents the composition of deposits:

Table 6: Composition of Deposits
(dollars in millions)	March 31, 2026	% of Total Deposits	December 31, 2025	% of Total Deposits
Noninterest-bearing demand	$41,672	23%	$40,417	22%
Checking with interest	37,675	21	37,428	20
Savings	24,114	13	24,353	13
Money market	59,611	32	60,062	33
Time	20,963	11	21,053	12
Total deposits	$184,035	100%	$183,313	100%
Total deposits as of March 31, 2026 were broadly stable compared to December 31, 2025, reflecting growth in the Private Bank, partially offset by lower commercial deposits given seasonality.
The following table presents an analysis of estimated insured/secured deposits as a percentage of total deposits:

Table 7: Uninsured and Insured/Secured Deposits
(dollars in millions)	March 31, 2026	December 31, 2025
Estimated uninsured deposits(1)	$87,165	$86,877
Less: Uninsured affiliate deposits eliminated in consolidation	11,614	11,555
Less: Preferred deposits(1)(2)	6,552	6,923
CFG adjusted estimated uninsured deposits, excluding preferred deposits	68,999	68,399
Total estimated insured/secured deposits	$115,036	$114,914
Insured/secured deposits to total deposits	63%	63%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Borrowed Funds
Total borrowed funds of $12.3 billion as of March 31, 2026 increased $1.0 billion compared to December 31, 2025, driven by an increase in senior and subordinated debt, given net issuances, and FHLB advances, partially offset by a decline in secured borrowings collateralized by auto loans as the associated portfolio runs off. For more information regarding our borrowed funds, see “Liquidity Risk” and Note 7.
Citizens Financial Group, Inc. | 14

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

Table 8: Selected Financial Data for Business Segments
	Three Months Ended March 31,
	Consumer Banking		Commercial Banking
(dollars in millions)	2026	2025	2026	2025
Net interest income	$1,309	$1,193	$456	$441
Noninterest income	299	297	263	215
Total revenue	1,608	1,490	719	656
Noninterest expense	1,028	954	334	327
Profit (loss) before credit losses	580	536	385	329
Net charge-offs	71	86	64	77
Income (loss) before income tax expense (benefit)	509	450	321	252
Income tax expense (benefit)	131	114	78	56
Net income (loss)	$378	$336	$243	$196
Average Balances:
Total assets	$83,870	$77,534	$67,737	$65,366
Total loans and leases(1)	77,089	71,054	64,574	62,437
Deposits	133,126	125,728	45,354	42,178
Interest-earning assets	77,695	71,635	65,345	63,018
(1) Includes LHFS.
Consumer Banking
Net interest income increased $116 million for the three months ended March 31, 2026, compared to the same period in 2025, driven by higher net interest margin and growth in average interest-earning assets.
Noninterest income increased $2 million for the three months ended March 31, 2026, compared to the same period in 2025. An increase in wealth fees primarily driven by growth in assets under management, largely from net inflows, was partially offset by a decline in mortgage banking fees reflective of lower MSR valuation results, net of hedge impact, lower servicing revenue, and higher production revenue.
Noninterest expense increased $74 million for the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by salaries and benefits reflecting hiring related to the Private Bank and Private Wealth build-out.
Net charge-offs decreased $15 million for the three months ended March 31, 2026, compared to the same period in 2025, driven by education and other retail.
Commercial Banking
Net interest income increased $15 million for the three months ended March 31, 2026, compared to the same period in 2025, driven by growth in average interest-earning assets and slightly higher net interest margin.
Noninterest income increased $48 million for the three months ended March 31, 2026, compared to the same period in 2025, driven by capital markets fees reflecting higher M&A, loan syndication, and equity underwriting fees.
Citizens Financial Group, Inc. | 15

Noninterest expense increased $7 million for the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by salaries and benefits given strong capital markets fee performance.
Net charge-offs decreased $13 million for the three months ended March 31, 2026, compared to the same period in 2025, driven by CRE, partially offset by an increase in commercial and industrial.
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
There have been no significant changes in our risk management practices, risk framework, risk appetite, or credit risk management as described in “Risk Management” in our 2025 Form 10-K.
Credit Risk
Credit risk represents the potential for loss arising from the failure of a customer, counterparty, or issuer to perform in accordance with the contractual terms of an obligation. While the majority of our credit risk is associated with lending activities, we do engage with other financial counterparties for a variety of purposes including investing, asset and liability management, and trading activities. Given the financial impact of credit risk on our earnings and balance sheet, the assessment, approval, and management of credit risk represents a significant part of our overall risk management responsibility.
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
We employ a comprehensive and integrated risk control program to proactively identify, measure, monitor, and mitigate existing and emerging credit risks across the credit life cycle including origination, account/portfolio management, and loss mitigation and recovery. For more information regarding our credit risk management practices, see “Credit Risk” in our 2025 Form 10-K.
Consumer
Our consumer banking portfolio is comprised of five retail categories of loans: residential mortgages, home equity, education, automobile, and other retail.
As discussed in our 2025 Form 10-K, we utilize LTV, along with other credit attributes, as part of our overall risk management analysis and monitoring of our real estate secured portfolio, as it is an important measure of collateral quality and potential loss severity. While LTV is primarily utilized at origination for underwriting purposes, we continue to monitor LTV distribution and trends to evaluate collateral risk and sensitivity to changes in property values.
LTV information on our outstanding residential mortgage and home equity portfolios is updated quarterly based on relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current property value estimate. For home equity and second mortgages, CLTV is the ratio of the first mortgage original principal balance and the second lien outstanding principal balance combined to the current property value estimate. The weighted-average CLTV for our real estate secured portfolio was 50% as of March 31, 2026 and December 31, 2025.
Citizens Financial Group, Inc. | 16

Commercial
Our commercial banking portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans.
As discussed in our 2025 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases. Criticized balances include loans with an internal risk rating of Special Mention, Substandard Accrual, or Nonaccrual. Total commercial criticized balances of $6.1 billion at March 31, 2026 compared to $6.3 billion at December 31, 2025. For more information on internal risk ratings and the distribution of commercial loans and leases by vintage date and internal risk rating, see Note 4. In addition, see discussion of criticized balances below for our commercial and industrial and CRE portfolios.
Commercial and Industrial
The commercial and industrial portfolio includes both loans and leases made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, capital call facilities, or other projects/acquisitions. Commercial and industrial criticized balances of $2.5 billion at March 31, 2026 remained stable compared to December 31, 2025.
The following table presents our commercial and industrial loan portfolio by industry sector:

Table 9: Commercial and Industrial Loans by Industry Sector
	March 31, 2026		December 31, 2025
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$8,756	6%	$8,579	6%
Secured private credit finance	4,096	3	3,963	3
Other finance and insurance	5,268	4	4,633	3
Other manufacturing	3,561	2	3,604	3
Technology	3,117	2	3,203	2
Accommodation and food services	2,011	1	2,044	1
Health, pharma, and social assistance	2,486	2	2,368	2
Professional, scientific, and technical services	2,667	2	2,407	2
Energy and related	1,862	1	1,816	1
Other services	2,295	2	2,419	2
Wholesale trade	2,636	2	2,604	2
Retail trade	1,862	1	1,744	1
Arts, entertainment, and recreation	1,670	1	1,683	1
Administrative and waste management	1,597	1	1,486	1
Automotive	1,299	1	1,245	1
Rental and leasing	1,198	1	1,257	1
Consumer products manufacturing	721	1	717	1
Other	3,205	2	3,460	2
Total commercial and industrial	$50,307	35%	$49,232	35%
Commercial Real Estate
The CRE portfolio consists of both commercial property and construction loans that support a wide range of property development and investment activities including, but not limited to, multifamily, office spaces, industrial facilities, and retail shopping centers. Commercial real estate criticized balances of $3.6 billion at March 31, 2026 remained stable compared to December 31, 2025. Approximately 95% of CRE loans remain current on payments as of March 31, 2026.
Citizens Financial Group, Inc. | 17

The following table presents our CRE loan portfolio by property type and state:

Table 10: Commercial Real Estate by Property Type and State
	March 31, 2026		December 31, 2025
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multifamily	$8,919	6%	$9,196	6%
Office
Credit tenant lease and life sciences(1)	1,908	1	2,043	1
Other general office	2,445	2	2,416	2
Industrial	2,315	2	2,369	2
Retail	2,648	2	2,714	2
Co-op	1,747	1	1,771	1
Data center	690	1	736	1
Hospitality	317	—	331	—
Other	3,293	2	3,004	2
Total commercial real estate	$24,282	17%	$24,580	17%
State
New York	$6,293	4%	$6,238	4%
New Jersey	2,905	2	2,899	2
Pennsylvania	2,016	1	2,166	2
California	2,944	2	2,775	2
Massachusetts	1,450	1	1,638	1
Texas	1,415	1	1,244	1
Florida	900	1	960	1
Other Southeast(2)	2,109	2	2,265	1
Other	4,250	3	4,395	3
Total commercial real estate	$24,282	17%	$24,580	17%
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
Citizens Financial Group, Inc. | 18

The following table presents an aging analysis of accruing and nonaccrual loans for our retail loan portfolio:

Table 11: Retail Loan Portfolio Analysis
	March 31, 2026					December 31, 2025
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.58%	0.20%	0.10%	0.51%	0.61%	98.64%	0.27%	0.13%	0.40%	0.56%
Home equity	97.62	0.54	0.17	—	1.67	97.67	0.50	0.15	0.01	1.67
Automobile	95.33	2.63	0.81	—	1.23	95.37	2.55	0.87	—	1.21
Education	99.11	0.40	0.22	0.02	0.25	99.12	0.43	0.19	0.02	0.24
Other retail	97.61	0.77	0.50	—	1.12	97.44	0.86	0.57	—	1.13
Total retail	98.23%	0.42%	0.18%	0.26%	0.91%	98.26%	0.46%	0.19%	0.21%	0.88%
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
Nonperforming Assets
Nonaccrual loans and leases are those on which the accrual of interest is suspended and excludes LHFS, loans insured or guaranteed by a U.S. government agency, and loans accounted for at fair value. For more information on nonaccrual loans and leases, see Note 4.
The following table presents nonaccrual loans and leases:

Table 12: Nonaccrual Loans and Leases
(dollars in millions)	March 31, 2026	December 31, 2025	Change		Percent
Commercial and industrial	$188	$277	($89)		(32)%
Commercial real estate	679	618	61		10
Total commercial	867	895	(28)		(3)
Residential mortgages	217	196	21		11
Home equity	324	319	5		2
Automobile	23	28	(5)		(18)
Education	21	20	1		5
Other retail	45	46	(1)		(2)
Total retail	630	609	21		3
Nonaccrual loans and leases	$1,497	$1,504	($7)		—%
Nonaccrual loans and leases to total loans and leases	1.04%	1.05%	(1	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	131	129	2%
Allowance for credit losses to nonaccrual loans and leases	146	145	1%
Nonaccrual loans and leases as of March 31, 2026 declined slightly compared to December 31, 2025, reflecting improvement in commercial driven by commercial and industrial, partially offset by an increase in retail primarily driven by mortgage.
Other real estate owned represents property acquired through foreclosure or other proceedings and totaled $17 million and $19 million, respectively, as of March 31, 2026 and December 31, 2025.
Allowance for Credit Losses
The ACL, comprised of the ALLL and the allowance for unfunded lending commitments, is maintained at a level the Company believes to be appropriate to absorb expected lifetime credit losses over the contractual life of a loan or lease and on unfunded lending commitments, inclusive of recoveries. For additional information regarding the ACL, see “Critical Accounting Estimates – Allowance for Credit Losses” and Note 4 in this report, and Note 4 in our 2025 Form 10-K.
Citizens Financial Group, Inc. | 19

The following table presents the ACL and associated coverage ratio for our loan and lease portfolios:

Table 13: Allocation of the ACL and Related Coverage Ratios by Portfolio
	March 31, 2026				December 31, 2025
(dollars in millions)	Loans and Leases	Allowance	Coverage Ratio	% of Total Loans and Leases(1)	Loans and Leases	Allowance	Coverage Ratio	% of Total Loans and Leases(1)
Allowance for Loan and Lease Losses
Commercial and industrial	$50,307	$560	1.11%	35%	$49,232	$508	1.03%	35%
Commercial real estate	24,282	555	2.28	17	24,580	550	2.24	17
Total commercial	74,589	1,115	1.50	52	73,812	1,058	1.43	52
Residential mortgages	35,404	209	0.59	25	35,024	225	0.64	25
Home equity	19,449	121	0.62	13	19,069	126	0.66	13
Automobile	1,863	8	0.42	1	2,310	10	0.42	2
Education	8,340	253	3.03	6	8,416	261	3.10	6
Other retail	4,022	252	6.30	3	4,061	263	6.48	3
Total retail	69,078	843	1.22	48	68,880	885	1.28	48
Total loans and leases	$143,667	$1,958	1.36%	100%	$142,692	$1,943	1.36%	100%
Allowance for Unfunded Lending Commitments
Commercial(2)		$189	1.75%			$194	1.70%
Retail(3)		38	1.27			46	1.35
Total allowance for unfunded lending commitments		227				240
Allowance for credit losses	$143,667	$2,185	1.52%		$142,692	$2,183	1.53%
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
The ACL as of March 31, 2026 increased $2 million compared to December 31, 2025, reflecting consideration for economic uncertainty and targeted risk concerns, partially offset by improved loan mix, given runoff of certain retail portfolios, and lower general office reserves.
The following table presents the net charge-off ratio for our loan and lease portfolios:

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended March 31,
	2026			2025
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$35	$50,140	0.28%	$30	$43,599	0.28%
Commercial real estate	38	24,401	0.64	51	27,013	0.77
Total commercial	73	74,541	0.40	81	70,612	0.47
Residential mortgages	(2)	35,090	(0.02)	—	32,872	0.01
Home equity	2	19,230	0.04	—	16,647	(0.01)
Automobile	2	2,090	0.35	8	4,394	0.73
Education	16	8,442	0.80	51	10,690	1.92
Other retail	47	4,017	4.74	60	4,495	5.46
Total retail	65	68,869	0.38	119	69,098	0.70
Total loans and leases	$138	$143,410	0.39%	$200	$139,710	0.58%
For the three months ended March 31, 2026, net charge-offs decreased $62 million and the net charge-off ratio decreased 19 basis points compared to the same period in 2025, reflecting a decrease in retail given a $25 million charge-off resulting from the sale of education loans in the first quarter of 2025 and a decrease in CRE.
Citizens Financial Group, Inc. | 20

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
Non-Trading Risk
Our non-trading banking activities expose us to market risk. This market risk is composed of interest rate risk, as we have no commodity risk and de minimis direct currency and equity risk. We also have market risk related to capital markets loan originations, as well as the valuation of our MSRs. There have been no significant changes in our sources of interest rate risk, interest rate risk practices, risk framework, metrics, or assumptions as described in “Market Risk – Non-Trading Risk” in our 2025 Form 10-K.
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

Table 15: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	March 31, 2026	December 31, 2025
Gradual Change in Interest Rates
+200	1.6%	2.0%
+100	0.9	1.0
-100	(0.8)	(1.1)
-200	(1.7)	(2.4)
Instantaneous Change in Interest Rates
+200	1.9%	1.8%
+100	1.3	1.1
-100	(1.7)	(1.9)
-200	(4.5)	(4.8)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions, and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of March 31, 2026, consistent with our position as of December 31, 2025. Our interest rate sensitivity incorporates the impact of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds, and hedge activity. Receive-fixed swaps that offset our naturally asset-sensitive balance sheet represent the primary hedging tool utilized to manage overall asset sensitivity. Pay-fixed swaps against our securities portfolio are also utilized to protect capital by reducing AOCI volatility.
Citizens Financial Group, Inc. | 21

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
The following table presents interest rate derivative contracts that we have entered into as of March 31, 2026 and December 31, 2025:

Table 16: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	March 31, 2026				December 31, 2025
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$5,826	3.9	3.8%	3.7%	$6,608	3.8	3.8%	3.9%
Total fair value hedges	$5,826				$6,608
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	$31,750	1.0	3.4	3.7	$30,750	1.0	3.4	3.9
Receive fixed/pay SOFR - forward-starting	17,000	3.3	3.6	3.6	17,000	3.3	3.6	3.3
Basis swaps
Receive SOFR/pay 1-month term SOFR	11,000	0.7	—	3.7/3.7	12,000	0.8	—	3.9/3.7
Receive SOFR/pay 1-month term SOFR - forward-starting	—	—	—	—	1,000	1.0	—	3.9/3.7
Total cash flow hedges	$59,750				$60,750
Total hedges	$65,576				$67,358
Included in AOCI are net losses from terminated swaps of $185 million that will reduce net interest income by $62 million in the second quarter of 2026, $52 million in the third quarter of 2026, $27 million in the fourth quarter of 2026, and $44 million thereafter.
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
Citizens Financial Group, Inc. | 22

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
Trading Risk
We are exposed to market risk primarily through client facilitation activities from certain derivative and foreign exchange products as well as underwriting and market making activities. Market risk exposure arises from fluctuations in interest rates, basis spreads, volatility, foreign exchange rates, equity prices, and credit spreads across various financial instruments. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, VaR model review and validation, and VaR backtesting as described in “Market Risk – Trading Risk” in our 2025 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a low net risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 17: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended March 31, 2026				For the Three Months Ended March 31, 2025
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$1	$—	$1	$2	$3	$—
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	—	1	1	—	1	2	3	1
Commodity	—	—	—	—	—	—	—	—
General VaR	1	1	2	1	2	2	4	1
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$1	$1	$2	$1	$2	$2	$4	$1
Stressed General VaR	$9	$4	$9	$2	$10	$10	$15	$6
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$9	$4	$9	$2	$10	$10	$15	$6
Market Risk Regulatory Capital	$16				$36
Specific Risk Not Modeled Add-on	20				27
de Minimis Exposure Add-on	16				1
Total Market Risk Regulatory Capital	$52				$64
Market Risk-Weighted Assets	$653				$804
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
Citizens Financial Group, Inc. | 23

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
As of March 31, 2026:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loan-to-deposit ratio, excluding LHFS, of 78.1%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $91.8 billion:
◦Contingent liquidity was $73.7 billion, consisting of unencumbered high-quality liquid securities of $39.4 billion, unused FHLB capacity of $23.2 billion, and cash balances at the FRB of $11.1 billion; and
◦Available discount window capacity was $18.1 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the three months ended March 31, 2026 and 2025, see the Consolidated Statements of Cash Flows in Item 1.
Citizens Financial Group, Inc. | 24

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
During the three months ended March 31, 2026, the Parent Company issued $400 million of 5.299% fixed-reset subordinated notes due 2036.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.4 billion and $2.3 billion as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026 and 2025, the Parent Company declared dividends on common stock of $198 million and $186 million, respectively, and declared dividends on preferred stock of $33 million.
During the three months ended March 31, 2026 and 2025, the Parent Company repurchased $300 million and $200 million, respectively, of its outstanding common stock.
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
During the three months ended March 31, 2026, CBNA issued $750 million of 4.192% fixed-to-floating rate senior notes due 2029.
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

Table 18: Credit Ratings
March 31, 2026
	Moody’s	Standard & Poor’s	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	A3	A-	BBB+
Short-term issuer	(P) P-2	A-2	F1
Long-term deposits	A1	NR	A-
Short-term deposits	P-1	NR	F1
NR = Not rated
Citizens Financial Group, Inc. | 25

Regulatory liquidity requirements represent another key driver of systemic liquidity conditions and management practices, with the FRB and OCC regularly evaluating our liquidity as part of the overall supervisory process. For further discussion, see the “Liquidity Requirements” section under “Regulation and Supervision” in our 2025 Form 10-K.
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
The Company regularly reviews the nature of its business activities and modifies the CSP as appropriate. Many of the elements of the CSP are related to cyber defense and are in place to reduce our risk to a wide range of potential cyber threats that may target our assets and information daily. The effectiveness of the CSP is assessed and measured periodically by various lines of defense within the Company and is conducted primarily through risk assessments, assurance testing, and an independent audit. External organizations are also routinely engaged to assess our CSP and test our perimeter defenses. The effectiveness of the CSP is reported periodically to the appropriate governance committees. For more information regarding our cybersecurity risk management practices and governance, see Item 1C in our 2025 Form 10-K.
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
Citizens Financial Group, Inc. | 26

CAPITAL
As a bank and financial holding company, we are subject to regulation and supervision by the FRB. Our banking subsidiary, CBNA, is a national banking association primarily regulated by the OCC. See “Executive Summary - Regulatory Developments” in this report and “Regulation and Supervision” in our 2025 Form 10-K for more information.
Capital Adequacy Process
Our assessment of capital adequacy begins with our Board-approved risk appetite and risk management framework. This framework provides for the identification, measurement, and management of material risks. There have been no significant changes to our capital adequacy risk appetite and risk management framework as described in “Capital” in our 2025 Form 10-K.
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. In August 2025, the FRB provided us with our updated SCB requirement of 4.5%, which is effective from October 1, 2025 to September 30, 2026. However, in February 2026, the SCB effective date was moved from October 1, 2026 to October 1, 2027 because the FRB extended the notification deadlines while its enhanced transparency proposal and related stress test model changes remain under public comment and will not be finalized before the 2026 supervisory stress test, resulting in our SCB remaining in place until October 1, 2028, pending other regulatory actions.
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
For more information on our capital adequacy process, see “Capital” in our 2025 Form 10-K.
Regulatory Capital Ratios and Capital Composition
Under the current U.S. Basel III capital framework, we, and our banking subsidiary, CBNA, must meet the following specific minimum requirements: CET1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0%, Total capital ratio of 8.0%, and Tier 1 leverage ratio of 4.0%. As a bank holding company, our SCB of 4.5% is imposed on top of the three minimum risk-based capital ratios listed above, and a CCB of 2.5% is imposed on top of the three minimum risk-based capital ratios listed above for CBNA.
Citizens Financial Group, Inc. | 27

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2025 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 19: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	March 31, 2026		December 31, 2025
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,178	10.5%	$18,240	10.6%	9.0%
CBNA	20,871	12.1	20,946	12.3	7.0
Tier 1 capital
CFG	20,289	11.7	20,351	11.9	10.5
CBNA	20,871	12.1	20,946	12.3	8.5
Total capital
CFG	23,751	13.7	23,654	13.8	12.5
CBNA	24,084	14.0	24,135	14.1	10.5
Tier 1 leverage
CFG	20,289	9.3	20,351	9.5	4.0
CBNA	20,871	9.6	20,946	9.8	4.0
Risk-weighted assets
CFG	173,268		171,493
CBNA	172,259		170,656
Quarterly adjusted average assets(2)
CFG	218,192		215,321
CBNA	217,215		214,310
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At March 31, 2026, CFG’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2025. Common share repurchases, dividends, and a $1.8 billion increase in RWA were partially offset by net income. Higher commercial and industrial loans was the key driver for the increase in RWA.
At March 31, 2026, CBNA’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2025. Dividend payments to the Parent Company and a $1.6 billion increase in RWA were partially offset by net income. Higher commercial and industrial loans was the key driver for the increase in RWA.
At March 31, 2026, CFG’s and CBNA’s Tier 1 leverage ratio decreased compared to December 31, 2025, reflecting an increase in quarterly adjusted average assets and their respective changes in Tier 1 capital described above.
Citizens Financial Group, Inc. | 28

The following table presents the components of our regulatory capital under the U.S. Basel III capital framework:

Table 20: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	March 31, 2026	December 31, 2025
Total common stockholders' equity	$24,061	$24,206
Adjustments:
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	1,684	1,603
Derivatives	159	118
Unamortized net periodic benefit costs	245	249
Deductions:
Goodwill, net of deferred tax liability	(7,796)	(7,763)
Other intangible assets, net of deferred tax liability	(101)	(104)
Deferred tax assets that arise from tax loss and credit carryforwards	(74)	(69)
Total CET1 capital	18,178	18,240
Qualifying preferred stock	2,111	2,111
Total Tier 1 capital	20,289	20,351
Qualifying subordinated debt(1)	1,374	1,239
Allowance for credit losses	2,185	2,183
Exclusions from Tier 2 capital:
Allowance on PCD assets	(97)	(119)
Adjusted allowance for credit losses	2,088	2,064
Total capital	$23,751	$23,654
(1) As of March 31, 2026 and December 31, 2025, there is no non-qualifying subordinated debt excluded from regulatory capital. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the three months ended March 31, 2026:
•Repurchased $300 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.46 per share, aggregating to $198 million; and
•Declared preferred stock dividends aggregating to $33 million.
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
AOCI Impact on Regulatory Capital
Under the current applicable regulatory capital rules we have made the AOCI opt-out election, which enables us to exclude components of AOCI from regulatory capital. As noted in the “Executive Summary - Regulatory Developments” section of this report, the regulatory agencies have issued a proposal that would require most elements of AOCI to be recognized in regulatory capital for non-Category I and II banking organizations like us, subject to a five-year transition period.
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
Citizens Financial Group, Inc. | 29

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension:

Table 21: AOCI Impact on Regulatory Capital
	March 31, 2026
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital	$18,178	$20,289	$23,751	$20,871	$20,871	$24,084
Unrealized gains (losses) on securities and pension	(1,929)	(1,929)	(1,929)	(1,911)	(1,911)	(1,911)
Deferred tax assets - securities and pension AOCI	(38)	(38)	(38)	(41)	(41)	(41)
Regulatory capital, including AOCI impact (non-GAAP)	$16,211	$18,322	$21,784	$18,919	$18,919	$22,132
Risk-weighted assets, including AOCI impact:
Risk-weighted assets	$173,268	$173,268	$173,268	$172,259	$172,259	$172,259
Unrealized gains (losses) on securities and pension	(525)	(525)	(525)	(507)	(507)	(507)
Deferred tax assets - securities and pension AOCI	1,687	1,687	1,687	1,713	1,713	1,713
Risk-weighted assets, including AOCI impact (non-GAAP)	$174,430	$174,430	$174,430	$173,465	$173,465	$173,465
Ratio:
Regulatory capital ratio	10.5%	11.7%	13.7%	12.1%	12.1%	14.0%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.3%	10.5%	12.5%	10.9%	10.9%	12.8%
CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements included in this Report are prepared in accordance with GAAP, requiring us to establish accounting policies and make estimates and assumptions that affect reported amounts.
An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on our Consolidated Financial Statements. Estimates are made using facts and circumstances known at a point in time. Changes in those facts and circumstances could produce results substantially different from those estimates. Our most significant accounting policies and estimates and their related application are discussed below. For additional information regarding fair value measurements and goodwill, see “Critical Accounting Estimates” in our 2025 Form 10-K.
Allowance for Credit Losses
The ACL of $2.2 billion at March 31, 2026 increased $2 million compared to December 31, 2025, reflecting consideration for economic uncertainty and targeted risk concerns, partially offset by improved loan mix, given runoff of certain retail portfolios, and lower general office reserves.
As of March 31, 2026, our ACL economic forecast over a two-year reasonable and supportable period contemplates a mild recession, reflecting uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, the impact of higher energy prices, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.3% and a start-to-trough real GDP decline of approximately 0.5%, consistent with peak unemployment and start-to-trough real GDP decline projections at December 31, 2025. More severe economic scenarios are applied to certain portfolios, such as CRE general office, with peak unemployment of approximately 9.5% and a start-to-trough real GDP decline of approximately 4.4%, compared to peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4% at December 31, 2025.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate this sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 6.8% and a start-to-trough real GDP decline of approximately 2.1%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.4x our modeled period-end ACL, or an increase of approximately $700 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Citizens Financial Group, Inc. | 30

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
It remains difficult to estimate how changes in economic forecasts might affect our ACL because such forecasts consider a wide variety of variables and inputs, and changes in the variables and inputs may not occur at the same time or in the same direction, and such changes may have differing impacts by product type. The variables and inputs may be idiosyncratically affected by risks to the economy, including changing monetary and fiscal policies and inflationary trends. Changes in one or multiple of the key macroeconomic variables may have a material impact on our estimation of expected credit losses.
For additional information regarding the ACL, see Note 4 and “Critical Accounting Estimates - Allowance for Credit Losses” and Note 4 in our 2025 Form 10-K.
Citizens Financial Group, Inc. | 31

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of March 31, 2026:

Pronouncement	Summary of Guidance	Effects on Financial Statements
Disaggregation of Income Statement Expenses Issued November 2024
•Requires tabular disclosure of certain expense types, including employee compensation, depreciation, intangible asset amortization, and selling expenses.

•Requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

•Allows for adoption on either a prospective or retrospective basis.

•Required effective date: Annual financial statements for the year ending December 31, 2027, and interim reporting periods thereafter. Early adoption is permitted.

•We are currently evaluating the impact of this ASU on our required expense disclosures in the Consolidated Financial Statements.

Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
•Eliminates all references to software project development stages and, as a result, requires entities to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project, and 2) It is probable the project will be completed and the software will be used to perform the function intended.

•Requires software costs to be expensed as incurred prior to meeting the capitalization requirements noted above.

•Allows for adoption on a prospective, modified transition, or retrospective basis.
•Required effective date: January 1, 2028. Early adoption is permitted. •We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.
Purchased Loans Issued November 2025
•Expands the scope of acquired financial assets subject to the gross-up approach under ASC 326 to include purchased seasoned loans, which must meet certain criteria outlined in the ASU.

•Purchased seasoned loans do not include credit cards, debt securities, and certain trade receivables.

•Provides for an irrevocable accounting policy election to measure the ACL on purchased seasoned loans using the amortized cost basis, rather than unpaid principal balance, if a method other than a discounted cash flow method is utilized to estimate expected credit losses.

•Requires adoption on a prospective basis.
•Required effective date: January 1, 2027. Early adoption is permitted. •Adoption of this ASU will impact our Consolidated Financial Statements on a prospective basis only when loans are acquired.
Hedge Accounting Improvements Issued November 2025
•Expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure.

•Requires assessment of hedged risk similarity both at hedge inception and on an ongoing basis.

•Requires dedesignation of the hedge relationship if one or more hedged risks related to the group of individual forecasted transactions are no longer similar.

•The amendments in this ASU should be applied on a prospective basis for all hedging relationships. An entity may elect to apply the amendments to relationships that exist as of the date of adoption.
•Required effective date: January 1, 2027. Early adoption is permitted. •Adoption of this ASU is not expected to have a material impact on our Consolidated Financial Statements.
Citizens Financial Group, Inc. | 32

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
The following tables present the computation of non-GAAP financial measures used in the MD&A, as well as the reconciliation to the comparable GAAP financial measure, as applicable:

Table 22: Reconciliation of Tangible Book Value per Common Share (non-GAAP)
(dollars in millions, except per share data)	March 31, 2026	December 31, 2025
Book value per common share(1)	$56.48	$56.39
Tangible book value per common share:
Common stockholders' equity	$24,061	$24,206
Less: Goodwill	8,221	8,187
Less: Other intangible assets	112	115
Add: Deferred tax liabilities related to goodwill and other intangible assets	437	437
Tangible common equity (non-GAAP)(2)	$16,165	$16,341
Common shares outstanding at period end	426,023,578	429,242,174
Tangible book value per common share (non-GAAP)(3)	$37.94	$38.07
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

Table 23: Reconciliation of Return on Average Tangible Common Equity (non-GAAP)
	Three Months Ended March 31,
(dollars in millions)	2026	2025
Return on average common equity(1)	8.19%	6.21%
Net income available to common stockholders	$484	$340
Net income available to common stockholders (annualized)	1,964	1,378
Return on average tangible common equity:
Average common equity	$23,995	$22,188
Less: Average goodwill	8,198	8,187
Less: Average other intangibles	114	142
Add: Average deferred tax liabilities related to goodwill and other intangible assets	437	438
Average tangible common equity (non-GAAP)(2)	$16,120	$14,297
Return on average tangible common equity (non-GAAP)(3)	12.19%	9.64%
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
Citizens Financial Group, Inc. | 33

Table 24: Reconciliation of Net Interest Income and Net Interest Margin on an FTE Basis (non-GAAP)
	Three Months Ended March 31,
(dollars in millions)	2026	2025
Net interest income (annualized)	$6,337	$5,637
Average interest-earning assets	201,929	195,058
Net interest margin(1)	3.14%	2.89%

Net interest income	$1,562	$1,391
FTE adjustment	3	4
Net interest income on an FTE basis (non-GAAP)(2)	$1,565	$1,395
Net interest income on an FTE basis (annualized) (non-GAAP)(2)	6,350	5,653

Net interest margin on an FTE basis (non-GAAP)(2)(3)	3.14%	2.90%
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
Citizens Financial Group, Inc. | 34

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Citizens Financial Group, Inc. | 35

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	March 31, 2026	December 31, 2025
ASSETS:
Cash and due from banks	$1,084	$1,464
Interest-bearing cash and due from banks	11,246	11,263
Interest-bearing deposits in banks(1)	830	961
Debt securities available for sale, at fair value (including $119 and $108 pledged to creditors, respectively)(2)	36,361	35,697
Debt securities held to maturity (fair value of $6,998 and $7,150, respectively, and including $68 and $67 pledged to creditors, respectively)(2)	7,800	7,933
Loans held for sale (includes $917 and $1,065, respectively, measured at fair value)	1,537	1,198
Loans and leases	143,667	142,692
Less: Allowance for loan and lease losses	(1,958)	(1,943)
Net loans and leases(1)	141,709	140,749
Premises and equipment, net	874	915
Bank-owned life insurance	3,464	3,441
Goodwill	8,221	8,187
Other intangible assets(3)	112	115
Other assets(1)	14,680	14,428
TOTAL ASSETS	$227,918	$226,351
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$41,672	$40,417
Interest-bearing	142,363	142,896
Total deposits	184,035	183,313
Short-term borrowed funds	54	58
Long-term borrowed funds(1)	12,260	11,224
Other liabilities(1)	5,397	5,439
TOTAL LIABILITIES	201,746	200,034
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	2,111	2,111
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 653,827,918 shares issued and 426,023,578 shares outstanding at March 31, 2026 and 652,238,745 shares issued and 429,242,174 shares outstanding at December 31, 2025	7	7
Additional paid-in capital	22,466	22,476
Retained earnings	11,631	11,345
Treasury stock, at cost, 227,804,340 and 222,996,571 shares at March 31, 2026 and December 31, 2025, respectively	(7,955)	(7,652)
Accumulated other comprehensive income (loss)	(2,088)	(1,970)
TOTAL STOCKHOLDERS’ EQUITY	26,172	26,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,918	$226,351
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 36

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2026	2025
INTEREST INCOME:
Interest and fees on loans and leases	$1,884	$1,829
Interest and fees on loans held for sale	21	16
Investment securities(1)	424	418
Interest-bearing deposits in banks	91	89
Total interest income	2,420	2,352
INTEREST EXPENSE:
Deposits	715	795
Short-term borrowed funds	4	8
Long-term borrowed funds	139	158
Total interest expense	858	961
Net interest income	1,562	1,391
Provision (benefit) for credit losses	140	153
Net interest income after provision (benefit) for credit losses	1,422	1,238
NONINTEREST INCOME:
Service charges and fees	112	109
Capital markets fees	134	100
Wealth fees	100	81
Card fees	83	83
Mortgage banking fees	42	59
Foreign exchange and derivative products	44	39
Letter of credit and loan fees	50	44
Securities gains, net	7	7
Other income	34	22
Total noninterest income	606	544
NONINTEREST EXPENSE:
Salaries and employee benefits	758	696
Equipment and software	197	194
Outside services	162	155
Occupancy	114	112
Other operating expense	147	157
Total noninterest expense	1,378	1,314
Income before income tax expense	650	468
Income tax expense	133	95
NET INCOME	$517	$373
Net income available to common stockholders	$484	$340
Weighted-average common shares outstanding:
Basic	425,344,491	438,320,757
Diluted	429,894,837	442,200,180
Per common share information:
Basic earnings	$1.14	$0.78
Diluted earnings	1.13	0.77
(1) Comprised primarily of taxable interest income for all periods presented.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Net income	$517	$373
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(124)	208
Reclassification of net (gains) losses to earnings	83	148
Investment securities:
Net unrealized gains (losses) on AFS securities arising during the period	(100)	282
Reclassification of net (gains) losses to earnings	19	13
Defined benefit plans:
Amortization of actuarial (gain) loss to earnings	4	3
Total other comprehensive income (loss), net of tax	(118)	654
Total comprehensive income (loss)	$399	$1,027
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 38

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
Dividends declared - common stock	—	—	—	—	—	(186)	—	—	(186)
Dividends declared - preferred stock	—	—	—	—	—	(33)	—	—	(33)
Treasury stock purchased	—	—	(4)	—	—	—	(200)	—	(200)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	1	—	(1)	—	—	—	(1)
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	373	—	—	373
Other comprehensive income (loss)	—	—	—	—	—	—	—	654	654
Total comprehensive income (loss)	—	—	—	—	—	373	—	654	1,027
Balance at March 31, 2025	2	$2,113	438	$7	$22,370	$10,566	($7,249)	($2,941)	$24,866
Balance at January 1, 2026	2	$2,111	429	$7	$22,476	$11,345	($7,652)	($1,970)	$26,317
Dividends declared - common stock	—	—	—	—	—	(198)	—	—	(198)
Dividends declared - preferred stock	—	—	—	—	—	(33)	—	—	(33)
Treasury stock purchased	—	—	(5)	—	—	—	(300)	—	(300)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	2	—	(18)	—	—	—	(18)
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Total comprehensive income (loss):
Net income	—	—	—	—	—	517	—	—	517
Other comprehensive income (loss)	—	—	—	—	—	—	—	(118)	(118)
Total comprehensive income (loss)	—	—	—	—	—	517	—	(118)	399
Balance at March 31, 2026	2	$2,111	426	$7	$22,466	$11,631	($7,955)	($2,088)	$26,172
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 39

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(dollars in millions)	2026	2025
OPERATING ACTIVITIES
Net income	$517	$373
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	140	153
Net change in Loans held for sale	(285)	(332)
Depreciation, amortization, and accretion	113	123
Deferred income tax expense (benefit)	52	(16)
Share-based compensation	33	31
Net gain on sale of assets	(7)	(9)
Net (increase) decrease in Other assets	(256)	34
Net increase (decrease) in Other liabilities	(70)	(570)
Net change due to operating activities	237	(213)
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(2,516)	(2,365)
Proceeds from maturities and paydowns of debt securities available for sale	1,137	846
Proceeds from sales of debt securities available for sale	547	642
Proceeds from maturities and paydowns of debt securities held to maturity	158	150
Net (increase) decrease in Interest-bearing deposits in banks	131	(50)
Purchases of loans	(49)	(188)
Sales of loans	31	240
Net (increase) decrease in Loans and leases	(1,144)	(319)
Capital expenditures	—	(14)
Other	(97)	(50)
Net change due to investing activities	(1,802)	(1,108)
FINANCING ACTIVITIES
Net increase (decrease) in Deposits	722	2,800
Net increase (decrease) in Short-term borrowed funds	(4)	47
Proceeds from issuance of long-term borrowed funds	3,647	2,533
Repayments of long-term borrowed funds	(2,618)	(2,675)
Treasury stock purchased	(300)	(200)
Dividends paid to common stockholders	(198)	(186)
Dividends paid to preferred stockholders	(38)	(34)
Other	(43)	(24)
Net change due to financing activities	1,168	2,261
Net change in cash and cash equivalents(1)	(397)	940
Cash and cash equivalents at beginning of period(1)	12,727	10,601
Cash and cash equivalents at end of period(1)	$12,330	$11,541
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$72	$1,876
(1) Cash and cash equivalents include Cash and due from banks and Interest-bearing cash and due from banks as reflected on the Consolidated Balance Sheets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements and Notes have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and footnote disclosures required for annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company’s interim period results. These unaudited interim financial statements and Notes should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s 2025 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2025 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	March 31, 2026				December 31, 2025
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,385	$6	($57)	$4,334	$3,163	$10	($50)	$3,123
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	32,986	134	(1,445)	31,675	33,379	215	(1,374)	32,220
Other/non-agency	265	—	(3)	262	268	—	(4)	264
Total mortgage-backed securities	33,251	134	(1,448)	31,937	33,647	215	(1,378)	32,484
Collateralized loan obligations	89	—	—	89	89	—	—	89
Total debt securities available for sale, at fair value	$37,726	$140	($1,505)	$36,361	$36,900	$225	($1,428)	$35,697
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,484	$1	($801)	$6,684	$7,595	$2	($785)	$6,812
Total mortgage-backed securities	7,484	1	(801)	6,684	7,595	2	(785)	6,812
Asset-backed securities	316	—	(2)	314	338	—	—	338
Total debt securities held to maturity	$7,800	$1	($803)	$6,998	$7,933	$2	($785)	$7,150
Equity securities, at cost(2)	$836	$—	$—	$836	$807	$—	$—	$807
Equity securities, at fair value(2)	336	—	—	336	317	—	—	317
(1) Excludes portfolio level basis adjustments of $(4) million and $17 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at March 31, 2026 and December 31, 2025.
(2) Included in Other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 41

Accrued interest receivable on debt securities totaled $138 million and $139 million as of March 31, 2026 and December 31, 2025, respectively, and is included in Other assets in the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of March 31, 2026. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$499	$1,928	$1,958	$—	$4,385
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	209	2,309	1,352	29,116	32,986
Other/non-agency	—	—	—	265	265
Collateralized loan obligations	—	—	89	—	89
Total debt securities available for sale	708	4,237	3,399	29,382	37,726
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,484	7,484
Asset-backed securities	—	316	—	—	316
Total debt securities held to maturity	—	316	—	7,484	7,800
Total amortized cost of debt securities	$708	$4,553	$3,399	$36,866	$45,526

Fair value:
U.S. Treasury and other	$494	$1,888	$1,952	$—	$4,334
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	208	2,269	1,302	27,896	31,675
Other/non-agency	—	—	—	262	262
Collateralized loan obligations	—	—	89	—	89
Total debt securities available for sale	702	4,157	3,343	28,159	36,361
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	6,684	6,684
Asset-backed securities	—	314	—	—	314
Total debt securities held to maturity	—	314	—	6,684	6,998
Total fair value of debt securities	$702	$4,471	$3,343	$34,843	$43,359
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Gains	$7	$7
Losses	—	—
Securities gains, net	$7	$7
At March 31, 2026 and December 31, 2025, debt securities with a carrying value of $3.7 billion and $3.4 billion, respectively, were pledged to secure public deposits, trust funds, FHLB borrowing capacity, repurchase agreements, and derivative contracts, and for other purposes as required or permitted by law.
Citizens Financial Group, Inc. | 42

Impairment
The Company evaluated its existing HTM portfolio as of March 31, 2026 and concluded that 96% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure through the use of credit quality indicators. For these securities, the Company uses external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at March 31, 2026.
The following tables present AFS debt securities with fair values below their respective carrying values, disclosed by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$1,498	($12)	$1,984	($45)	$3,482	($57)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	8,630	(241)	12,285	(1,204)	20,915	(1,445)
Other/non-agency	—	—	262	(3)	262	(3)
Total mortgage-backed securities	8,630	(241)	12,547	(1,207)	21,177	(1,448)
Total	$10,128	($253)	$14,531	($1,252)	$24,659	($1,505)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$1,990	($50)	$1,990	($50)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	3,415	(164)	13,098	(1,210)	16,513	(1,374)
Other/non-agency	—	—	263	(4)	263	(4)
Total mortgage-backed securities	3,415	(164)	13,361	(1,214)	16,776	(1,378)
Total	$3,415	($164)	$15,351	($1,264)	$18,766	($1,428)
The Company does not currently have the intent to sell these AFS debt securities, and it is not more likely than not that the Company will be required to sell them prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of March 31, 2026. The unrealized losses on these AFS debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these AFS debt securities are not impaired.
Citizens Financial Group, Inc. | 43

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	March 31, 2026	December 31, 2025
Commercial and industrial	$50,307	$49,232
Commercial real estate	24,282	24,580
Total commercial	74,589	73,812
Residential mortgages	35,404	35,024
Home equity	19,449	19,069
Automobile	1,863	2,310
Education	8,340	8,416
Other retail	4,022	4,061
Total retail	69,078	68,880
Total loans and leases	$143,667	$142,692
Accrued interest receivable on loans and leases held for investment totaled $832 million and $825 million as of March 31, 2026 and December 31, 2025, respectively, and is included in Other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $42.5 billion and $40.8 billion at March 31, 2026 and December 31, 2025, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, and totaled $24.0 billion and $19.0 billion at March 31, 2026 and December 31, 2025, respectively.
Interest income on direct financing and sales-type leases for the three months ended March 31, 2026 and 2025 was $12 million and $11 million, respectively, and is reported within Interest and fees on loans and leases in the Consolidated Statements of Operations.
The following table presents the composition of LHFS:

	March 31, 2026			December 31, 2025
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$778	$139	$917	$895	$170	$1,065
Other loans held for sale	—	620	620	—	133	133
Total loans held for sale	$778	$759	$1,537	$895	$303	$1,198
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2025, see Note 4 in the Company’s 2025 Form 10-K. There were no significant changes to the ACL reserve methodology during the three months ended March 31, 2026.
Citizens Financial Group, Inc. | 44

The following table presents a summary of changes in the ACL for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
(dollars in millions)	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,058	$885	$1,943
Charge-offs	(91)	(92)	(183)
Recoveries	18	27	45
Net charge-offs	(73)	(65)	(138)
Provision expense (benefit) for loans and leases	130	23	153
Allowance for loan and lease losses, end of period	1,115	843	1,958
Allowance for unfunded lending commitments, beginning of period	194	46	240
Provision expense (benefit) for unfunded lending commitments	(5)	(8)	(13)
Allowance for unfunded lending commitments, end of period	189	38	227
Total allowance for credit losses, end of period	$1,304	$881	$2,185
During the three months ended March 31, 2026, net charge-offs of $138 million and a provision for expected credit losses of $140 million resulted in a increase of $2 million to the ACL.
As of March 31, 2026, the Company’s ACL economic forecast over a two-year reasonable and supportable period contemplates a mild recession, reflecting uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, the impact of higher energy prices, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.3% and a start-to-trough real GDP decline of approximately 0.5%, consistent with peak unemployment and start-to-trough real GDP decline projections at December 31, 2025. More severe economic scenarios are applied to certain portfolios, such as CRE general office, with peak unemployment of approximately 9.5% and a start-to-trough real GDP decline of approximately 4.4%, compared to peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4% at December 31, 2025.
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
During the first quarter of 2025, the Company entered into an agreement to sell $1.9 billion of education loans and subsequently reclassified these loans to LHFS. Upon reclassification to LHFS, a $25 million charge-off was recognized. This transaction settled ratably each quarter throughout 2025.
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
The Company utilizes internal risk ratings to monitor credit quality for commercial loans and leases. For more information on these ratings see Note 4 in the Company’s 2025 Form 10-K.
Citizens Financial Group, Inc. | 45

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of March 31, 2026:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$1,785	$8,360	$3,783	$1,054	$1,953	$2,726	$28,106	$46	$47,813
Special Mention	—	27	5	32	80	200	452	4	800
Substandard Accrual	—	31	28	107	157	416	745	22	1,506
Nonaccrual	—	1	3	15	46	72	45	6	188
Total commercial and industrial	1,785	8,419	3,819	1,208	2,236	3,414	29,348	78	50,307
Commercial real estate
Pass	1,789	4,082	1,597	570	3,110	8,065	1,494	4	20,711
Special Mention	—	—	2	6	645	362	72	—	1,087
Substandard Accrual	—	3	58	31	462	1,117	28	106	1,805
Nonaccrual	—	—	—	3	190	483	1	2	679
Total commercial real estate	1,789	4,085	1,657	610	4,407	10,027	1,595	112	24,282
Total commercial
Pass	3,574	12,442	5,380	1,624	5,063	10,791	29,600	50	68,524
Special Mention	—	27	7	38	725	562	524	4	1,887
Substandard Accrual	—	34	86	138	619	1,533	773	128	3,311
Nonaccrual	—	1	3	18	236	555	46	8	867
Total commercial	$3,574	$12,504	$5,476	$1,818	$6,643	$13,441	$30,943	$190	$74,589
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2025:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$8,889	$3,985	$1,196	$2,415	$1,174	$1,966	$26,951	$77	$46,653
Special Mention	13	5	42	141	174	124	359	4	862
Substandard Accrual	13	16	104	132	145	258	752	20	1,440
Nonaccrual	—	4	15	57	17	72	107	5	277
Total commercial and industrial	8,915	4,010	1,357	2,745	1,510	2,420	28,169	106	49,232
Commercial real estate
Pass	4,769	1,827	722	3,712	3,680	4,805	1,346	4	20,865
Special Mention	—	2	7	729	294	166	73	—	1,271
Substandard Accrual	—	—	34	577	167	915	27	106	1,826
Nonaccrual	—	—	3	127	41	442	1	4	618
Total commercial real estate	4,769	1,829	766	5,145	4,182	6,328	1,447	114	24,580
Total commercial
Pass	13,658	5,812	1,918	6,127	4,854	6,771	28,297	81	67,518
Special Mention	13	7	49	870	468	290	432	4	2,133
Substandard Accrual	13	16	138	709	312	1,173	779	126	3,266
Nonaccrual	—	4	18	184	58	514	108	9	895
Total commercial	$13,684	$5,839	$2,123	$7,890	$5,692	$8,748	$29,616	$220	$73,812
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
Citizens Financial Group, Inc. | 46

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of March 31, 2026:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$296	$2,433	$1,616	$1,263	$3,238	$10,967	$—	$—	$19,813
740-799	683	2,078	880	603	1,346	4,628	—	—	10,218
680-739	148	451	253	237	467	1,711	—	—	3,267
620-679	12	79	72	74	138	610	—	—	985
<620	—	11	18	135	140	803	—	—	1,107
No FICO available(1)	—	—	—	—	3	11	—	—	14
Total residential mortgages	1,139	5,052	2,839	2,312	5,332	18,730	—	—	35,404
Home equity
800+	—	—	3	4	7	70	6,895	193	7,172
740-799	—	1	2	3	4	50	6,200	219	6,479
680-739	—	—	3	3	4	36	3,498	200	3,744
620-679	—	—	—	1	2	19	908	156	1,086
<620	—	—	—	4	2	18	607	331	962
No FICO available(1)	—	1	—	—	2	3	—	—	6
Total home equity	—	2	8	15	21	196	18,108	1,099	19,449
Automobile
800+	—	—	—	41	186	287	—	—	514
740-799	—	—	—	49	195	247	—	—	491
680-739	—	—	—	45	152	165	—	—	362
620-679	—	—	—	27	90	97	—	—	214
<620	—	—	—	35	118	129	—	—	282
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	—	197	741	925	—	—	1,863
Education
800+	65	360	257	289	501	2,686	—	—	4,158
740-799	89	442	251	248	357	1,238	—	—	2,625
680-739	34	183	118	113	149	466	—	—	1,063
620-679	3	35	39	40	47	156	—	—	320
<620	—	9	15	18	21	85	—	—	148
No FICO available(1)	—	—	—	—	—	26	—	—	26
Total education	191	1,029	680	708	1,075	4,657	—	—	8,340
Other retail
800+	8	109	46	28	31	16	506	—	744
740-799	10	106	61	36	33	26	797	—	1,069
680-739	9	73	46	31	28	26	729	1	943
620-679	6	42	22	17	23	16	264	—	390
<620	1	17	16	14	31	19	185	—	283
No FICO available(1)	11	2	—	—	—	1	579	—	593
Total other retail	45	349	191	126	146	104	3,060	1	4,022
Total retail
800+	369	2,902	1,922	1,625	3,963	14,026	7,401	193	32,401
740-799	782	2,627	1,194	939	1,935	6,189	6,997	219	20,882
680-739	191	707	420	429	800	2,404	4,227	201	9,379
620-679	21	156	133	159	300	898	1,172	156	2,995
<620	1	37	49	206	312	1,054	792	331	2,782
No FICO available(1)	11	3	—	—	5	41	579	—	639
Total retail	$1,375	$6,432	$3,718	$3,358	$7,315	$24,612	$21,168	$1,100	$69,078
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 47

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2025:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,075	$1,664	$1,290	$3,276	$4,919	$6,099	$—	$—	$19,323
740-799	2,377	960	656	1,375	2,004	2,759	—	—	10,131
680-739	621	324	239	483	646	1,136	—	—	3,449
620-679	74	74	80	141	169	491	—	—	1,029
<620	6	18	135	130	184	605	—	—	1,078
No FICO available(1)	—	—	—	3	1	10	—	—	14
Total residential mortgages	5,153	3,040	2,400	5,408	7,923	11,100	—	—	35,024
Home equity
800+	—	2	3	5	6	66	6,686	193	6,961
740-799	—	4	3	4	3	49	6,148	217	6,428
680-739	—	3	3	4	3	36	3,453	193	3,695
620-679	—	—	2	2	2	16	900	162	1,084
<620	—	—	4	2	2	14	554	321	897
No FICO available(1)	—	1	—	—	—	2	1	—	4
Total home equity	—	10	15	17	16	183	17,742	1,086	19,069
Automobile
800+	—	—	47	224	316	63	—	—	650
740-799	—	—	58	233	266	61	—	—	618
680-739	—	—	53	180	175	41	—	—	449
620-679	—	—	30	107	98	25	—	—	260
<620	—	—	39	133	127	34	—	—	333
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	227	877	982	224	—	—	2,310
Education
800+	287	271	311	517	1,002	1,817	—	—	4,205
740-799	393	268	268	385	459	886	—	—	2,659
680-739	160	125	120	161	160	335	—	—	1,061
620-679	23	40	42	48	46	119	—	—	318
<620	5	13	17	25	23	61	—	—	144
No FICO available(1)	2	—	—	—	—	27	—	—	29
Total education	870	717	758	1,136	1,690	3,245	—	—	8,416
Other retail
800+	127	60	31	31	9	9	508	—	775
740-799	132	82	43	33	9	19	793	—	1,111
680-739	93	62	36	30	8	20	733	1	983
620-679	54	30	20	22	6	11	271	—	414
<620	16	21	17	29	8	10	190	—	291
No FICO available(1)	4	—	—	—	—	2	481	—	487
Total other retail	426	255	147	145	40	71	2,976	1	4,061
Total retail
800+	2,489	1,997	1,682	4,053	6,252	8,054	7,194	193	31,914
740-799	2,902	1,314	1,028	2,030	2,741	3,774	6,941	217	20,947
680-739	874	514	451	858	992	1,568	4,186	194	9,637
620-679	151	144	174	320	321	662	1,171	162	3,105
<620	27	52	212	319	344	724	744	321	2,743
No FICO available(1)	6	1	—	3	1	41	482	—	534
Total retail	$6,449	$4,022	$3,547	$7,583	$10,651	$14,823	$20,718	$1,087	$68,880
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 48

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Three Months Ended March 31, 2026
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$1	$1	$18	$—	$1	$29	$—	$50
Commercial real estate	—	—	—	12	—	29	—	—	41
Total commercial	—	1	1	30	—	30	29	—	91
Residential mortgages	—	—	—	—	—	1	—	—	1
Home equity	—	—	—	—	—	1	5	—	6
Automobile	—	—	—	1	4	4	—	—	9
Education	—	1	1	2	4	14	—	—	22
Other retail	3	9	3	2	2	2	33	—	54
Total retail	3	10	4	5	10	22	38	—	92
Total loans and leases	$3	$11	$5	$35	$10	$52	$67	$—	$183

	Three Months Ended March 31, 2025
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$1	$2	$22	$—	$9	$—	$34
Commercial real estate	—	—	—	8	—	43	—	—	51
Total commercial	—	—	1	10	22	43	9	—	85
Residential mortgages	—	—	—	—	—	1	—	—	1
Home equity	—	—	—	—	—	1	4	—	5
Automobile	—	—	2	7	7	4	—	—	20
Education	—	1	2	5	13	35	—	—	56
Other retail	4	15	8	4	2	2	32	—	67
Total retail	4	16	12	16	22	43	36	—	149
Total loans and leases	$4	$16	$13	$26	$44	$86	$45	$—	$234
Citizens Financial Group, Inc. | 49

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases:

	March 31, 2026
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$49,984	$122	$12	$1	$188	$50,307	$21
Commercial real estate	23,147	373	57	26	679	24,282	53
Total commercial	73,131	495	69	27	867	74,589	74
Residential mortgages	34,903	70	35	179	217	35,404	140
Home equity	18,987	105	33	—	324	19,449	204
Automobile	1,776	49	15	—	23	1,863	3
Education	8,266	33	18	2	21	8,340	6
Other retail	3,926	31	20	—	45	4,022	1
Total retail	67,858	288	121	181	630	69,078	354
Total	$140,989	$783	$190	$208	$1,497	$143,667	$428
Guaranteed residential mortgages(1)	$725	$28	$19	$179	$—	$951	$—

	December 31, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$48,873	$63	$14	$5	$277	$49,232	$34
Commercial real estate	23,700	184	58	20	618	24,580	85
Total commercial	72,573	247	72	25	895	73,812	119
Residential mortgages	34,547	93	47	141	196	35,024	155
Home equity	18,626	95	28	1	319	19,069	215
Automobile	2,203	59	20	—	28	2,310	4
Education	8,342	36	16	2	20	8,416	2
Other retail	3,957	35	23	—	46	4,061	1
Total retail	67,675	318	134	144	609	68,880	377
Total	$140,248	$565	$206	$169	$1,504	$142,692	$496
Guaranteed residential mortgages(1)	$743	$53	$27	$141	$—	$964	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed or insured by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At March 31, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans totaling $458 million and $437 million, respectively, and collateral-dependent commercial loans totaling $244 million and $251 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $313 million and $307 million as of March 31, 2026 and December 31, 2025, respectively.
Loan Modifications to Borrowers Experiencing Financial Difficulty
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
Citizens Financial Group, Inc. | 50

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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended March 31, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$1	$78	$45	$1	$21	$146	0.29%
Commercial real estate	—	131	36	—	33	200	0.82
Total commercial	1	209	81	1	54	346	0.46
Residential mortgages	—	12	6	3	1	22	0.06
Home equity	—	—	4	4	—	8	0.04
Education	2	—	—	—	—	2	0.02
Other retail	6	—	—	—	—	6	0.15
Total retail	8	12	10	7	1	38	0.06
Total	$9	$221	$91	$8	$55	$384	0.27%

	Three Months Ended March 31, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$32	$141	$2	$—	$1	$176	0.40%
Commercial real estate	10	172	73	—	25	280	1.05
Total commercial	42	313	75	—	26	456	0.65
Residential mortgages	1	15	2	4	1	23	0.07
Home equity	1	—	2	1	—	4	0.02
Education	2	—	—	—	—	2	0.02
Other retail	6	—	—	—	—	6	0.14
Total retail	10	15	4	5	1	35	0.05
Total	$52	$328	$79	$5	$27	$491	0.36%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
Citizens Financial Group, Inc. | 51

The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025, disaggregated by class of financing receivable:

	Three Months Ended March 31, 2026
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.54%	21	$1	$—
Commercial real estate	—	12	2	—
Residential mortgages	0.80	115	—	—
Home equity	2.90	188	—	—
Education	4.40	—	—	—
Other retail	19.42	—	—	4

	Three Months Ended March 31, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	0.81%	10	$—	$—
Commercial real estate	0.75	10	1	—
Residential mortgages	0.98	111	—	—
Home equity	4.55	74	—	—
Education	4.96	—	—	—
Other retail	20.30	—	—	2
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve-month periods ended March 31, 2026 and 2025, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	March 31, 2026
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$402	$80	$—	$—	$26	$508
Commercial real estate	763	94	51	20	231	1,159
Total commercial	1,165	174	51	20	257	1,667
Residential mortgages	41	4	4	34	22	105
Home equity	8	—	—	—	28	36
Education	10	—	—	—	1	11
Other retail	14	2	1	—	1	18
Total retail	73	6	5	34	52	170
Total	$1,238	$180	$56	$54	$309	$1,837

	March 31, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$311	$17	$—	$3	$51	$382
Commercial real estate	380	33	—	—	385	798
Total commercial	691	50	—	3	436	1,180
Residential mortgages	51	4	3	17	19	94
Home equity	9	—	1	—	12	22
Education	8	—	—	—	1	9
Other retail	13	2	1	—	1	17
Total retail	81	6	5	17	33	142
Total	$772	$56	$5	$20	$469	$1,322
Citizens Financial Group, Inc. | 52

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

	Three Months Ended March 31, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	69	—	—	—	—	69
Total commercial	—	69	—	—	—	—	69
Residential mortgages	—	8	1	3	1	1	14
Home equity	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other retail	1	—	—	—	—	—	1
Total retail	1	8	1	3	1	1	15
Total	$1	$77	$1	$3	$1	$1	$84

	Three Months Ended March 31, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	71	—	—	71
Total commercial	—	71	—	—	71
Residential mortgages	—	5	1	2	8
Home equity	1	—	—	1	2
Education	—	—	—	—	—
Other retail	1	—	—	—	1
Total retail	2	5	1	3	11
Total	$2	$76	$1	$3	$82
Unfunded commitments related to loans modified during the three months ended March 31, 2026 were $19 million at March 31, 2026. Unfunded commitments related to loans modified during the year ended December 31, 2025 were $465 million at December 31, 2025.
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
Citizens Financial Group, Inc. | 53

The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Cash proceeds from residential mortgage loans sold with servicing retained	$2,536	$1,658
Gain on sales(1)	21	16
Contractually specified servicing, late, and other ancillary fees(1)	70	70
(1) Reported in Mortgage banking fees in the Consolidated Statements of Operations.
The unpaid principal balance of residential mortgage loans related to our MSRs was $94.8 billion and $94.9 billion at March 31, 2026 and December 31, 2025, respectively. The Company manages the risk associated with changes in the fair value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended March 31,
(dollars in millions)	2026	2025
Fair value as of beginning of the period	$1,455	$1,491
Amounts capitalized	48	27
Sales(1)	—	(72)
Changes in unpaid principal balance(2)	(46)	(39)
Changes in fair value(3)	5	(10)
Fair value at end of the period	$1,462	$1,397
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

(dollars in millions)	March 31, 2026	December 31, 2025
Fair value	$1,462	$1,455
Weighted average life (years)	8.1	8.0
Weighted average constant prepayment rate	6.9%	7.0%
Decline in fair value from 10% adverse change	$38	$38
Decline in fair value from 20% adverse change	$73	$73
Weighted average option adjusted spread	574 bps	588 bps
Decline in fair value from 10% adverse change	$39	$40
Decline in fair value from 20% adverse change	$77	$80
The Company has mortgage banking derivatives that include commitments to originate mortgages held for sale, certain loan sale agreements, and other financial instruments that meet the definition of a derivative. Refer to Note 8 for additional information.
Citizens Financial Group, Inc. | 54

Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	March 31, 2026	December 31, 2025
Education	$319	$341
Commercial and industrial(1)	80	84
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
For more details regarding the Company’s involvement with VIEs see Note 9 in the Company’s 2025 Form 10-K.
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	March 31, 2026	December 31, 2025
Assets:
Interest-bearing deposits in banks	$148	$157
Net loans and leases	1,556	1,929
Other assets	11	11
Total assets	$1,715	$2,097
Liabilities:
Long-term borrowed funds	$1,252	$1,598
Other liabilities	3	4
Total liabilities	$1,255	$1,602
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
Citizens Financial Group, Inc. | 55

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
The following table provides a summary of the assets and liabilities included in the Consolidated Balance Sheets related to unconsolidated VIEs that the Company holds an interest in, but is not the primary beneficiary of:

(dollars in millions)	March 31, 2026	December 31, 2025
Lending to SPEs included in Loans and leases	$5,880	$5,631
Tax-advantaged investments included in Other assets(1)	3,005	2,967
Unfunded commitments for tax-advantaged investments included in Other liabilities(1)	1,079	1,066
Asset-backed investments included in Debt securities	1,067	1,118
Other investments included in Other assets	17	17
Unfunded commitments for other investments included in Other liabilities	2	2
(1) Includes LIHTC and renewable energy investments.
Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored SPEs within its Capital Markets business. The SPEs are primarily funded through these lending facilities or a syndication in which the Company participates. The principal risk of these lending facilities is the credit risk related to the underlying assets in the SPE, in which the Company generally holds a priority position. As of March 31, 2026 and December 31, 2025, the lending facilities had undrawn commitments to extend credit of $4.3 billion and $4.0 billion, respectively. For more information on commitments to extend credit see Note 11.
Tax-Advantaged Investments
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
The Company’s investments in LIHTC partnerships totaled $2.8 billion as of March 31, 2026 and December 31, 2025, with unfunded commitments related to these investments totaling $1.0 billion and $1.1 billion, respectively.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes (e.g., tax depreciation). The Company’s investments in renewable energy entities totaled $241 million and $201 million, respectively, as of March 31, 2026 and December 31, 2025, with unfunded commitments related to these investments totaling $55 million as of March 31, 2026. Unfunded commitments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold, changes in the production tax credit rates set by the Internal Revenue Service, and the achievement of commercial operation for a certain renewable energy project under its power purchase agreement.
Citizens Financial Group, Inc. | 56

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
The Company did not retain any securitization interests resulting from the origination of residential mortgage loans during the three months ended March 31, 2026 and 2025.
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
The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Tax credits recognized	$110	$106
Other tax benefits recognized	25	23
Amortization	(107)	(102)
Net benefit (expense) included in Income tax expense	28	27
Other income	—	2
Allocated income (loss) on investments	(4)	(3)
Net benefit (expense) included in Noninterest income	(4)	(1)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$24	$26
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three months ended March 31, 2026 and 2025.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
Other short-term borrowed funds(1)	$54	$58
Total short-term borrowed funds	$54	$58
(1) Consists primarily of short positions held by the Company’s commercial broker dealer. See Note 8 for additional information regarding forward purchase contracts entered into to economically hedge these short positions.
Citizens Financial Group, Inc. | 57

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	March 31, 2026	December 31, 2025
Parent Company:
2.850% fixed-rate senior unsecured notes, due July 2026	$500	$500
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,246	1,246
2.500% fixed-rate senior unsecured notes, due February 2030	299	299
3.250% fixed-rate senior unsecured notes, due April 2030	748	747
3.750% fixed-rate reset subordinated debt, due February 2031(1)	—	69
4.300% fixed-rate reset subordinated debt, due February 2031(1)	—	135
4.350% fixed-rate reset subordinated debt, due February 2031(1)	—	60
5.253% fixed/floating-rate senior unsecured notes, due March 2031	747	747
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,244	1,244
2.638% fixed-rate subordinated debt, due September 2032	578	577
6.645% fixed/floating-rate senior unsecured notes, due April 2035	746	746
5.299% fixed-reset subordinated notes, due January 2036	397	—
5.641% fixed-rate reset subordinated debt, due May 2037	399	398
CBNA’s Global Note Program:
4.575% fixed/floating-rate senior unsecured notes, due August 2028	799	799
4.192% fixed/floating-rate senior unsecured notes, due January 2029	747	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 3.951% weighted average rate, due through 2045(2)	2,513	2,013
Secured borrowings, 5.548% weighted average rate, due through 2031(2)(3)	1,279	1,625
Other	18	19
Total long-term borrowed funds	$12,260	$11,224
(1) Notes were redeemed in February 2026.
(2) Rate disclosed reflects the weighted average rate as of March 31, 2026.
(3) Collateralized by loans. See Note 6 for additional information.
At March 31, 2026, the Company’s long-term borrowed funds include principal balances of $12.3 billion and unamortized debt issuance costs and discounts of $70 million. At December 31, 2025, the Company’s long-term borrowed funds include principal balances of $11.3 billion and unamortized debt issuance costs and discounts of $71 million.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $7.3 billion and $7.1 billion at March 31, 2026 and December 31, 2025, respectively. The Company’s available FHLB borrowing capacity was $23.2 billion and $22.1 billion at March 31, 2026 and December 31, 2025, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At March 31, 2026, the Company’s unused secured borrowing capacity was approximately $80.7 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
NOTE 8 - DERIVATIVES
In the normal course of business, the Company enters into derivative transactions to meet the financing and hedging needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions include interest rate swap contracts, interest rate options, foreign exchange contracts, residential loan commitment rate locks, interest rate future contracts, swaptions, certain commodities, forward commitments to sell TBAs, forward purchase and sale contracts, and purchase options. The Company does not use derivatives for speculative purposes. Information regarding the valuation methodology and inputs used to estimate the fair value of the Company’s derivative instruments is described in Note 18 in the Company’s 2025 Form 10-K.
Citizens Financial Group, Inc. | 58

The following table presents derivative assets and liabilities included in the Consolidated Balance Sheets:

	March 31, 2026			December 31, 2025
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$65,576	$274	$12	$67,358	$366	$25
Derivatives not designated as hedging instruments:
Interest rate contracts	183,611	137	456	180,977	187	446
Foreign exchange contracts	36,697	528	366	40,401	510	373
Commodities contracts	14,085	717	661	10,974	458	405
TBA contracts	7,147	29	20	3,043	2	6
Other contracts	1,059	7	4	968	9	3
Total derivatives not designated as hedging instruments	242,599	1,418	1,507	236,363	1,166	1,233
Total gross derivatives	308,175	1,692	1,519	303,721	1,532	1,258
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(498)	(498)		(342)	(342)
Less: Cash collateral applied(1)		(389)	(207)		(494)	(137)
Total net derivatives presented in the Consolidated Balance Sheets		$805	$814		$696	$779
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
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At March 31, 2026 and December 31, 2025, the Company has designated $3.8 billion of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. At March 31, 2026 and December 31, 2025, the Company has also designated $2.0 billion and $2.8 billion, respectively, of interest rate swaps as fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities portfolio.
Citizens Financial Group, Inc. | 59

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended March 31, 2026
Gains (losses) on fair value hedges recognized on:
Hedged items	($39)	$—
Derivatives	39	—
Amounts related to interest settlements on derivatives	—	—
Total net interest income recognized on fair value hedges	$—	$—
Three Months Ended March 31, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$116	($2)
Derivatives	(118)	2
Amounts related to interest settlements on derivatives	11	(2)
Total net interest income recognized on fair value hedges	$9	($2)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	March 31, 2026	December 31, 2025
(dollars in millions)	Debt securities available for sale(1)	Debt securities available for sale(1)
Carrying amount of hedged assets(2)	$7,050	$8,009
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	8	48
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.9 billion and $5.1 billion, respectively, including associated cumulative basis adjustments of $(4) million and $17 million, respectively. The amount of the designated hedging instruments was $3.8 billion at March 31, 2026 and December 31, 2025.
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
The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Pre-tax net gains (losses) recognized in OCI	($169)	$284
Pre-tax net gains (losses) reclassified from AOCI into interest income	(113)	(202)
Citizens Financial Group, Inc. | 60

Using the March 31, 2026 interest rate curve, the Company estimates that $188 million in pre-tax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges after March 31, 2026.
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
The Company also offers at-the-market equity programs to facilitate capital market activities for customers. These programs involve the concurrent short sale of an equity security and the execution of a forward purchase contract for the same equity security. The forward purchase contract economically hedges the Company’s short sale position and will be closed against such position when a program concludes. Changes in fair value related to the forward purchase contracts are reported in Capital markets fees in the Consolidated Statements of Operations.
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
The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2026	2025
Economic hedge type:
Customer interest rate contracts	($117)	$165	Foreign exchange and derivative products
Derivatives hedging interest rate risk	126	(157)	Foreign exchange and derivative products
Customer foreign exchange contracts	(88)	98	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	118	(131)	Foreign exchange and derivative products
Customer commodity contracts	309	343	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(300)	(336)	Foreign exchange and derivative products
Residential loan commitments	(11)	6	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	19	(13)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(8)	22	Mortgage banking fees
Derivative contracts used to hedge equity price risk	1	—	Capital markets fees
Total	$49	($3)
Citizens Financial Group, Inc. | 61

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the components of the Company’s OCI:

(dollars in millions)	Pre-tax	Tax Effect	After-tax
Three Months Ended March 31, 2026
Net unrealized gains (losses) on cash flow hedges arising during the period	($169)	$45	($124)
Reclassification of net (gains) losses on cash flow hedges to earnings	113	(30)	83
Net unrealized gains (losses) on cash flow hedges	(56)	15	(41)
Net unrealized gains (losses) on AFS securities arising during the period	(133)	33	(100)
Reclassification of net (gains) losses on investment securities to earnings	25	(6)	19
Net unrealized gains (losses) on investment securities	(108)	27	(81)
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	5	(1)	4
Defined benefit plans	5	(1)	4
Total other comprehensive income (loss)	($159)	$41	($118)
Three Months Ended March 31, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	$284	($76)	$208
Reclassification of net (gains) losses on cash flow hedges to earnings	202	(54)	148
Net unrealized gains (losses) on cash flow hedges	486	(130)	356
Net unrealized gains (losses) on AFS securities arising during the period	377	(95)	282
Reclassification of net (gains) losses on investment securities to earnings	17	(4)	13
Net unrealized gains (losses) on investment securities	394	(99)	295
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	4	(1)	3
Defined benefit plans	4	(1)	3
Total other comprehensive income (loss)	$884	($230)	$654
The following table summarizes the activity in each component of AOCI, net of income taxes:

(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Three Months Ended March 31, 2026
Balance at January 1, 2026	($118)	($1,603)	($249)	($1,970)
Other comprehensive income (loss) before reclassifications	(124)	(100)	—	(224)
Amounts reclassified from AOCI to earnings	83	19	4	106
Total other comprehensive income (loss)	(41)	(81)	4	(118)
Balance at March 31, 2026	($159)	($1,684)	($245)	($2,088)
Three Months Ended March 31, 2025
Balance at January 1, 2025	($925)	($2,369)	($301)	($3,595)
Other comprehensive income (loss) before reclassifications	208	282	—	490
Amounts reclassified from AOCI to earnings	148	13	3	164
Total other comprehensive income (loss)	356	295	3	654
Balance at March 31, 2025	($569)	($2,074)	($298)	($2,941)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
Citizens Financial Group, Inc. | 62

NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			March 31, 2026			December 31, 2025
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series E	1,000	(1)	450,000	(2)	437	450,000	437
Series G	1,000		300,000		296	300,000	296
Series H	1,000	(1)	400,000	(3)	392	400,000	392
Series I	1,000	(1)	400,000	(4)	393	400,000	393
Total			2,150,000		$2,111	2,150,000	$2,111
(1) Equivalent to $25 per depositary share.
(2) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(3) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.
(4) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series I Preferred Stock.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 15 in the Company’s 2025 Form 10-K.
Dividends
The following tables summarize the Company’s common and preferred stock dividend activity:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.46	$198	$198	$0.42	$186	$186
Preferred stock
Series B	$17.29	$5	$5	$19.11	$6	$6
Series C	17.67	5	6	19.50	6	6
Series E	12.50	6	6	12.50	5	6
Series F	—	—	—	14.13	6	6
Series G	10.00	3	3	10.00	3	3
Series H	18.44	7	7	18.44	7	7
Series I	16.25	7	11	—	—	—
Total preferred stock		$33	$38		$33	$34
Treasury Stock
During the three months ended March 31, 2026 and 2025, the Company repurchased $300 million, or 4,807,769 shares, and $200 million, or 4,483,894 shares, respectively, of its outstanding common stock, which are held in treasury stock.
Citizens Financial Group, Inc. | 63

NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 17 in the Company’s 2025 Form 10-K.

(dollars in millions)	March 31, 2026	December 31, 2025
Commitments to extend credit	$107,356	$105,880
Letters of credit	2,741	1,902
Loans sold with recourse	81	85
Risk participation agreements	21	37
Other commitments	9	11
Total	$110,208	$107,915
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
Risk Participation Agreements
RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At March 31, 2026, the remaining terms on these RPAs ranged from less than one year to nine years.
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
Citizens Financial Group, Inc. | 64

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
For more information on the measurement of fair value for the Company’s assets and liabilities, including the election of the fair value option and valuation techniques utilized to measure fair value on a recurring and nonrecurring basis, see Note 18 in the Company’s 2025 Form 10-K.
Fair Value Option
The Company has elected to account for residential mortgage LHFS and certain commercial LHFS under the fair value option. Under the fair value option, residential mortgage LHFS and certain commercial LHFS are initially measured at fair value with subsequent changes in fair value recognized in Mortgage banking fees and Capital markets fees, respectively, in the Consolidated Statements of Operations. The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of LHFS measured at fair value:

	March 31, 2026			December 31, 2025
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$778	$770	$8	$895	$872	$23
Commercial loans held for sale	139	147	(8)	170	185	(15)
Citizens Financial Group, Inc. | 65

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at March 31, 2026:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$31,937	$—	$31,937	$—
Collateralized loan obligations	89	—	89	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,334	4,334	—	—
Total debt securities available for sale	36,361	4,334	32,027	—
Loans held for sale:
Residential loans held for sale	778	—	778	—
Commercial loans held for sale	139	—	139	—
Total loans held for sale, at fair value	917	—	917	—
Mortgage servicing rights	1,462	—	—	1,462
Derivative assets:
Interest rate contracts	411	—	411	—
Foreign exchange contracts	528	—	528	—
Commodities contracts	717	—	717	—
TBA contracts	29	—	29	—
Other contracts	7	—	2	5
Total derivative assets	1,692	—	1,687	5
Equity securities, at fair value(1)	269	269	—	—
Short-term investments	65	30	35	—
Total assets	$40,766	$4,633	$34,666	$1,467
Derivative liabilities:
Interest rate contracts	$468	$—	$468	$—
Foreign exchange contracts	366	—	366	—
Commodities contracts	661	—	661	—
TBA contracts	20	—	20	—
Other contracts	4	—	—	4
Total derivative liabilities	1,519	—	1,515	4
Short-term borrowed funds	54	40	14	—
Other liabilities	113	—	113	—
Total liabilities	$1,686	$40	$1,642	$4
(1) Excludes investments of $67 million included in Other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $14 million at March 31, 2026, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
Citizens Financial Group, Inc. | 66

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
Citizens Financial Group, Inc. | 67

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended March 31, 2026
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,455	$5
Issuances	48	17
Settlements(2)	(46)	(9)
Changes in fair value recognized in earnings(3)	5	(12)
Ending balance	$1,462	$1

	Three Months Ended March 31, 2025
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,491	$1
Issuances	27	16
Sales(1)	(72)	—
Settlements(2)	(39)	(16)
Changes in fair value recognized in earnings(3)	(10)	4
Ending balance	$1,397	$5
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
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities:

			March 31, 2026	December 31, 2025
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5-15% CPR (7% CPR)	6-15% CPR (7% CPR)
		Option adjusted spread	398-1,038 bps (574 bps)	398-1,038 bps (588 bps)
Other derivative contracts	Internal Model	Pull through rate	18-100% (85%)	8-100% (85%)
		MSR value	34-181 bps (136 bps)	25-177 bps (134 bps)
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
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. The following table presents losses recorded in earnings on assets measured at fair value on a nonrecurring basis, regardless of whether the asset is still held at period end:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Collateral-dependent loans	($26)	($59)

The following table presents the carrying amount and fair value hierarchy of assets that were held as of the period end indicated and for which a nonrecurring fair value adjustment was recorded in earnings during the year. Carrying amount represents the fair value of the asset as of its measurement date, or date on which a nonrecurring fair value adjustment was recorded.

	March 31, 2026				December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$87	$—	$17	$70	$135	$—	$24	$111
Citizens Financial Group, Inc. | 68

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions.

	March 31, 2026
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$7,800	$6,998	$—	$—	$7,484	$6,684	$316	$314
Loans held for sale	620	620	—	—	—	—	620	620
Net loans and leases	141,709	142,607	—	—	458	458	141,251	142,149
Other assets	836	836	—	—	788	788	48	48
Financial liabilities:
Deposits	184,035	183,980	—	—	184,035	183,980	—	—
Short-term borrowed funds	—	—	—	—	—	—	—	—
Long-term borrowed funds	12,260	12,083	—	—	12,260	12,083	—	—

	December 31, 2025
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$7,933	$7,150	$—	$—	$7,595	$6,812	$338	$338
Loans held for sale	133	133	—	—	—	—	133	133
Net loans and leases	140,749	140,131	—	—	437	437	140,312	139,694
Other assets	807	807	—	—	768	768	39	39
Financial liabilities:
Deposits	183,313	183,277	—	—	183,313	183,277	—	—
Short-term borrowed funds	6	6	—	—	6	6	—	—
Long-term borrowed funds	11,224	11,472	—	—	11,224	11,472	—	—
(1) Excludes cash-related financial instruments not recorded at fair value in the Consolidated Balance Sheets with a carrying value and estimated fair value of $13.1 billion and $13.6 billion at March 31, 2026 and December 31, 2025, respectively.
NOTE 13 - NONINTEREST INCOME
A portion of the Company’s noninterest income relates to certain fee-based revenue earned from contracts with customers based on the amount of consideration expected to be received upon the transfer of control of a good or service. For a description of the components of revenue from contracts with customers and how each component is recognized for the principal products and services of the Company’s business segments, see Note 19 in the Company’s 2025 Form 10-K.
Citizens Financial Group, Inc. | 69

The following tables present noninterest income segregated by revenue from contracts with customers and revenue from other sources, disaggregated by business segment. Revenue from other sources primarily includes income from letter of credit and loan fees, foreign exchange and derivative products, and mortgage banking fees.

	Three Months Ended March 31, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$76	$35	$—	$111
Capital markets fees	—	120	—	120
Wealth fees	100	—	—	100
Card fees	65	11	4	80
Other banking fees	1	3	—	4
Total revenue from contracts with customers	$242	$169	$4	$415
Total revenue from other sources(1)	57	94	40	191
Total noninterest income	$299	$263	$44	$606

	Three Months Ended March 31, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$74	$34	$—	$108
Capital markets fees	—	95	—	95
Wealth fees	81	—	—	81
Card fees	67	13	—	80
Other banking fees	1	2	—	3
Total revenue from contracts with customers	$223	$144	$—	$367
Total revenue from other sources(1)	74	71	32	177
Total noninterest income	$297	$215	$32	$544
(1) Includes bank-owned life insurance income of $29 million and $27 million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, the Company recognized trailing commissions of $4 million related to previous investment sales.
NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of Other operating expense:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Marketing	$41	$40
Deposit insurance	30	38
Other	76	79
Other operating expense	$147	$157
Citizens Financial Group, Inc. | 70

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2026	2025
Numerator (basic and diluted):
Net income	$517	$373
Less: Preferred stock dividends	33	33
Net income available to common stockholders	$484	$340
Denominator:
Weighted-average common shares outstanding - basic	425,344,491	438,320,757
Dilutive common shares: share-based awards	4,550,346	3,879,423
Weighted-average common shares outstanding - diluted	429,894,837	442,200,180
Earnings per common share:
Basic	$1.14	$0.78
Diluted(1)	1.13	0.77
(1) Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 113,423 and 126,523 for the three months ended March 31, 2026 and 2025, respectively.
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
For more information on the Company’s business segments, as well as Other non-segment operations, see Note 24 in the Company’s 2025 Form 10-K.
Citizens Financial Group, Inc. | 71

The following tables present certain financial data of the Company’s business segments:

	Three Months Ended March 31, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,309	$456	($203)	$1,562
Noninterest income	299	263	44	606
Total revenue	1,608	719	(159)	2,168
Direct expenses(1)(2)	724	228	426	1,378
Indirect expenses(3)	304	106	(410)	—
Noninterest expense	1,028	334	16	1,378
Profit (loss) before provision (benefit) for credit losses	580	385	(175)	790
Provision (benefit) for credit losses	71	64	5	140
Income (loss) before income tax expense (benefit)	509	321	(180)	650
Income tax expense (benefit)	131	78	(76)	133
Net income (loss)	$378	$243	($104)	$517
Total average assets	$83,870	$67,737	$72,617	$224,224
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $31 million, $4 million, and $74 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Three Months Ended March 31, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,193	$441	($243)	$1,391
Noninterest income	297	215	32	544
Total revenue	1,490	656	(211)	1,935
Direct expenses(1)(2)	669	218	427	1,314
Indirect expenses(3)	285	109	(394)	—
Noninterest expense	954	327	33	1,314
Profit (loss) before provision (benefit) for credit losses	536	329	(244)	621
Provision (benefit) for credit losses	86	77	(10)	153
Income (loss) before income tax expense (benefit)	450	252	(234)	468
Income tax expense (benefit)	114	56	(75)	95
Net income (loss)	$336	$196	($159)	$373
Total average assets	$77,534	$65,366	$73,409	$216,309
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $31 million, $5 million, and $75 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part I, Item 2 and is incorporated herein by reference.
Citizens Financial Group, Inc. | 72

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under Item 1A “Risk Factors” in the Company’s 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended March 31, 2026 are included below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(1)
January 1, 2026 - January 31, 2026	4,258,517	$62.40	4,258,517	$1,034,272,778
February 1, 2026 - February 28, 2026	—	$—	—	$1,034,272,778
March 1, 2026 - March 31, 2026	549,252	$62.40	549,252	$1,000,000,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Citizens Financial Group, Inc. | 73

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*
* Filed herewith.
Citizens Financial Group, Inc. | 74

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2026.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Christopher J. Schnirel
Name: Christopher J. Schnirel
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Citizens Financial Group, Inc. | 75