Form 10-Q
period 2026-06-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2026-08-03
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 421,176,788 shares of the registrant’s common stock ($0.01 par value) outstanding on July 24, 2026.

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
INTRODUCTION
Citizens Financial Group, Inc., headquartered in Providence, Rhode Island, is one of the nation’s oldest and largest financial institutions. We offer a broad range of retail, private banking, wealth management, and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas, and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center, and the convenience of approximately 3,000 ATMs and approximately 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management, and small business offerings. Consumer Banking includes Citizens Private Bank and Private Wealth, which integrate banking services and wealth management solutions to serve high- and ultra-high-net-worth individuals and families, as well as investors, entrepreneurs, and businesses. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
At June 30, 2026, we had total assets of $233.8 billion, total deposits of $185.6 billion, and total stockholders’ equity of $26.2 billion. In addition, we had total client assets of $65.7 billion, including assets under management of $38.7 billion, representing assets for which continuous and regular supervisory or management services are provided, and transactional assets of $27.0 billion, representing assets for which execution, custody, recordkeeping, reporting, and other services are provided.
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
EXECUTIVE SUMMARY
This summary highlights select financial information of the Company as well as information regarding certain significant events and transactions occurring during the period. This summary should be read in conjunction with this entire document for a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting policies and estimates. Each of these items, taken individually or collectively, could have an impact on the Company’s financial condition, results of operations, and cash flows. For additional information regarding our financial performance and condition, see “Consolidated Statement of Operations Analysis” and “Consolidated Balance Sheet Analysis.”
Key Financial Highlights
•Net income of $587 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, increased $151 million and $295 million, with earnings per diluted common share up $0.38 to $1.30 and up $0.73 to $2.42, compared to the same periods in 2025.
•Net interest income of $1.6 billion and $3.2 billion for the three and six months ended June 30, 2026, respectively, increased $194 million and $365 million, and net interest margin of 3.16% and 3.15%, respectively, increased 22 basis points and 24 basis points, compared to the same periods in 2025. The increase in net interest income reflects an increase in interest-earning assets, higher net interest margin, terminated swap impacts, and fixed-rate asset repricing benefits.
Citizens Financial Group, Inc. | 7

•Noninterest income of $652 million and $1.3 billion for the three and six months ended June 30, 2026, respectively, increased $52 million and $114 million compared to the same periods in 2025, driven by growth across numerous fee categories, primarily capital markets and wealth fees, partially offset by mortgage banking fees driven by lower MSR valuation results, net of hedge impact.
•Noninterest expense of $1.4 billion and $2.8 billion for the three and six months ended June 30, 2026, respectively, increased $75 million and $139 million compared to the same periods in 2025, driven by salaries and employee benefits reflecting hiring related to the Private Bank and Private Wealth build-out, and compensation associated with growth in capital markets fees.
•Provision expense of $134 million and $274 million for the three and six months ended June 30, 2026, respectively, decreased $30 million and $43 million compared to the same periods in 2025, reflecting the runoff of certain retail portfolios and improving credit trends and loan mix.
•The efficiency ratio of 61.1% and 62.3% for the three and six months ended June 30, 2026, respectively, compared to 64.8% and 66.3% for the same periods in 2025.
•ROTCE of 13.9% and 13.1% for the three and six months ended June 30, 2026, respectively, compared to 11.0% and 10.4% for the same periods in 2025.
•Tangible book value per common share of $38.29 at June 30, 2026 was broadly stable compared to $38.07 at December 31, 2025.
See “Non-GAAP Financial Measures” for more information regarding the ROTCE and tangible book value per common share non-GAAP financial measures presented herein.
Share Repurchases
During the three months ended June 30, 2026, the Parent Company repurchased $225 million of its outstanding common stock, with remaining capacity of $775 million as of June 30, 2026. See Note 10 and Item 2 for additional information on share repurchase activity.
Preferred Stock
On July 30, 2026, we issued $400 million, or 400,000 shares, of 6.750% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series J (the “Series J Preferred Stock”), par value of $25 per share with a liquidation preference of $1,000 per share. Holders of the Series J Preferred Stock will be entitled to receive dividend payments only when, as, and if declared by our Board of Directors. Any such dividends will be payable quarterly in arrears beginning on January 6, 2027.
We intend to use the net proceeds from the issuance of the Series J Preferred Stock to redeem some or all outstanding shares of our Series G Preferred Stock on the dividend payment date of October 6, 2026. Any remaining proceeds will be used for general corporate purposes. If we decide to redeem some or all of the Series G Preferred Stock, we will announce the redemption by press release or Form 8-K and an appropriate notice of redemption.
Regulatory Developments
Capital
In March 2026, the FRB, FDIC, and OCC issued joint proposals to modernize the regulatory capital framework for banking organizations. The first proposal would subject Category I and II banking organizations to a single set of risk-based capital requirements under an expanded risk-based approach (“ERBA”) and a revised market risk framework (the “ERBA proposal”). Category III and Category IV banking organizations would be subject to the revised market risk framework if specified thresholds for aggregate trading assets and liabilities are met and would also have the option to adopt the ERBA in its entirety. The second proposal would revise certain elements of the capital rule under the standardized approach (the “revised standardized approach proposal”) and would apply to banking organizations that are not classified as Category I or II and have not elected to adopt the ERBA.
Citizens Financial Group, Inc. | 8

The ERBA proposal would introduce differentiated capital requirements based on specified credit risk factors, establish a standardized operational risk requirement aligned with a banking organization’s business volume, and implement a revised market risk framework. The proposal would also increase the aggregate trading assets and liabilities threshold for application of the market risk framework from $1 billion to $5 billion for non-Category I and II banking organizations. The revised standardized approach proposal would modify risk-based capital requirements by introducing a broader range of risk weights for residential mortgages based on more granular risk factors and reducing risk weights for certain other exposures. The proposal would also require most elements of AOCI to be recognized in regulatory capital, subject to a five-year transition period. We continue to monitor these proposals and evaluate their potential impact on our regulatory capital ratios.
Deposit Insurance
In June 2026, the FDIC issued a notice of proposed rulemaking to amend its regulations for determining risk-based deposit insurance assessments for IDIs. The proposal would decrease initial base deposit insurance assessment rate schedules by 1 basis point and provide a downward resolution readiness adjustment to assessment rates for large institutions, such as CBNA. The resolution readiness adjustment includes a 0.5 basis point adjustment for passing virtual data room testing and a 0.5 basis point adjustment for providing prescribed data access. We are currently evaluating the proposal to determine the benefit to the Company.
Citizens Financial Group, Inc. | 9

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

Table 1: Major Components of Net Interest Income
	Three Months Ended June 30,
	2026			2025			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$10,839	$103	3.78%	$8,217	$92	4.40%	$2,622	(62) bps
Taxable investment securities	48,087	446	3.71	46,537	428	3.69	1,550	2
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	48,088	446	3.71	46,538	428	3.69	1,550	2
Commercial and industrial	52,214	707	5.35	44,936	549	4.84	7,278	51
Commercial real estate	24,334	333	5.41	26,487	384	5.73	(2,153)	(32)
Total commercial	76,548	1,040	5.37	71,423	933	5.17	5,125	20
Residential mortgages	35,793	367	4.09	33,420	327	3.92	2,373	17
Home equity	19,876	319	6.43	17,324	308	7.14	2,552	(71)
Automobile	1,667	20	4.78	3,705	41	4.41	(2,038)	37
Education	8,183	124	6.11	8,660	128	5.94	(477)	17
Other retail	4,061	98	9.67	4,277	114	10.66	(216)	(99)
Total retail	69,580	928	5.34	67,386	918	5.46	2,194	(12)
Total loans and leases	146,128	1,968	5.36	138,809	1,851	5.31	7,319	5
Loans held for sale	1,715	26	6.04	2,754	36	5.29	(1,039)	75
Interest-earning assets	206,770	2,543	4.90	196,318	2,407	4.89	10,452	1
Noninterest-earning assets	22,493			21,343			1,150
Total assets	$229,263			$217,661			$11,602
Liabilities and Stockholders’ Equity
Checking with interest	$38,632	$132	1.38%	$33,847	$123	1.46%	$4,785	(8)
Savings	23,780	64	1.06	25,536	85	1.34	(1,756)	(28)
Money market	60,295	374	2.49	54,716	376	2.75	5,579	(26)
Time	21,032	177	3.39	22,679	218	3.85	(1,647)	(46)
Total interest-bearing deposits	143,739	747	2.08	136,778	802	2.35	6,961	(27)
Short-term borrowed funds	989	9	3.43	925	9	3.96	64	(53)
Long-term borrowed funds	13,112	156	4.74	12,499	159	5.07	613	(33)
Total borrowed funds	14,101	165	4.65	13,424	168	5.00	677	(35)
Total interest-bearing liabilities	157,840	912	2.31	150,202	970	2.59	7,638	(28)
Noninterest-bearing demand deposits	39,881			37,350			2,531
Other noninterest-bearing liabilities	5,592			5,503			89
Total liabilities	203,313			193,055			10,258
Stockholders’ equity	25,950			24,606			1,344
Total liabilities and stockholders’ equity	$229,263			$217,661			$11,602
Interest rate spread			2.59%			2.30%		29
Net interest income and net interest margin		$1,631	3.16%		$1,437	2.94%		22
Net interest income and net interest margin, FTE(1)		$1,634	3.17%		$1,441	2.95%		22
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$183,620	$747	1.63%	$174,128	$802	1.85%	$9,492	(22)	bps
Citizens Financial Group, Inc. | 11

	Six Months Ended June 30,
	2026			2025			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$10,461	$194	3.69%	$8,155	$181	4.41%	$2,306	(72) bps
Taxable investment securities	47,511	870	3.67	46,304	846	3.66	1,207	1
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	47,512	870	3.67	46,305	846	3.66	1,207	1
Commercial and industrial	51,183	1,351	5.25	44,271	1,064	4.78	6,912	47
Commercial real estate	24,367	661	5.39	26,749	771	5.73	(2,382)	(34)
Total commercial	75,550	2,012	5.30	71,020	1,835	5.14	4,530	16
Residential mortgages	35,442	720	4.06	33,147	645	3.89	2,295	17
Home equity	19,555	626	6.45	16,988	601	7.14	2,567	(69)
Automobile	1,878	44	4.73	4,047	88	4.40	(2,169)	33
Education	8,312	251	6.09	9,670	276	5.76	(1,358)	33
Other retail	4,039	199	9.94	4,385	235	10.79	(346)	(85)
Total retail	69,226	1,840	5.34	68,237	1,845	5.44	989	(10)
Total loans and leases	144,776	3,852	5.32	139,257	3,680	5.29	5,519	3
Loans held for sale	1,613	47	5.85	1,975	52	5.30	(362)	55
Interest-earning assets	204,362	4,963	4.85	195,692	4,759	4.86	8,670	(1)
Noninterest-earning assets	22,395			21,297			1,098
Total assets	$226,757			$216,989			$9,768
Liabilities and Stockholders’ Equity:
Checking with interest	$37,834	$254	1.36%	$33,273	$233	1.41%	$4,561	(5)
Savings	23,937	129	1.08	25,647	174	1.37	(1,710)	(29)
Money market	60,218	724	2.43	54,575	733	2.71	5,643	(28)
Time	20,900	355	3.42	22,977	457	4.01	(2,077)	(59)
Total interest-bearing deposits	142,889	1,462	2.06	136,472	1,597	2.36	6,417	(30)
Short-term borrowed funds	723	13	3.53	800	17	4.20	(77)	(67)
Long-term borrowed funds	12,099	295	4.87	12,578	317	5.04	(479)	(17)
Total borrowed funds	12,822	308	4.80	13,378	334	4.99	(556)	(19)
Total interest-bearing liabilities	155,711	1,770	2.29	149,850	1,931	2.59	5,861	(30)
Noninterest-bearing demand deposits	39,585			36,948			2,637
Other noninterest-bearing liabilities	5,433			5,736			(303)
Total liabilities	200,729			192,534			8,195
Stockholders’ equity	26,028			24,455			1,573
Total liabilities and stockholders’ equity	$226,757			$216,989			$9,768
Interest rate spread			2.56%			2.27%		29
Net interest income and net interest margin		$3,193	3.15%		$2,828	2.91%		24
Net interest income and net interest margin, FTE(1)		$3,199	3.16%		$2,836	2.92%		24
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$182,474	$1,462	1.62%	$173,420	$1,597	1.86%	$9,054	(24)	bps
(1) Net interest income and net interest margin on an FTE basis are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information.
Net interest income increased $194 million and $365 million for the three and six months ended June 30, 2026, respectively, and net interest margin increased 22 basis points and 24 basis points, compared to the same periods in 2025. The increase in net interest income reflects an increase in interest-earning assets, higher net interest margin, terminated swap impacts, and fixed-rate asset repricing benefits.
Average interest-earning assets increased $10.5 billion and $8.7 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by an increase in total loans and leases, cash held in interest-bearing deposits, and investment securities.
Average deposits increased $9.5 billion and $9.1 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven primarily by growth in the Private Bank and in commercial, partially offset by a reduction in higher-cost brokered deposits.
Average total borrowed funds increased $677 million and decreased $556 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The fluctuation during the three- and six-month periods reflects an increase in FHLB advances and a decline in auto collateralized borrowings, given paydowns.
Citizens Financial Group, Inc. | 12

Noninterest Income
The following table presents the components of noninterest income:

Table 2: Noninterest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	Percent	2026	2025	Change	Percent
Service charges and fees	$117	$111	$6	5%	$229	$220	$9	4%
Capital markets fees	153	105	48	46	287	205	82	40
Wealth fees	102	88	14	16	202	169	33	20
Card fees	89	90	(1)	(1)	172	173	(1)	(1)
Mortgage banking fees	42	73	(31)	(42)	84	132	(48)	(36)
Foreign exchange and derivative products	47	41	6	15	91	80	11	14
Letter of credit and loan fees	52	45	7	16	102	89	13	15
Securities gains, net	6	5	1	20	13	12	1	8
Other income(1)	44	42	2	5	78	64	14	22
Noninterest income	$652	$600	$52	9%	$1,258	$1,144	$114	10%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three and six months ended June 30, 2026, compared to the same periods in 2025, are described below:
•Capital markets fees increased driven by higher M&A, loan syndication, and bond underwriting fees during the three- and six-month periods, with higher equity underwriting fees also a driver during the six-month period;
•Wealth fees increased primarily driven by growth in assets under management, reflecting net inflows and market appreciation; and
•Mortgage banking fees decreased primarily driven by lower MSR valuation results, net of hedge impact.
Noninterest Expense
The following table presents the components of noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	Percent	2026	2025	Change	Percent
Salaries and employee benefits	$745	$681	$64	9%	$1,503	$1,377	$126	9%
Equipment and software	195	193	2	1	392	387	5	1
Outside services	174	169	5	3	336	324	12	4
Occupancy	108	108	—	—	222	220	2	1
Other operating expense	172	168	4	2	319	325	(6)	(2)
Noninterest expense	$1,394	$1,319	$75	6%	$2,772	$2,633	$139	5%
The primary drivers for the change in noninterest expense for the three and six months ended June 30, 2026, compared to the same periods in 2025, are described below:
•Salaries and employee benefits increased reflecting hiring related to the Private Bank and Private Wealth build-out, and compensation associated with growth in capital markets fees;
•Outside services increased primarily driven by costs to implement our Reimagine the Bank program, which leverages technology innovation to reshape how we serve customers and operate our business; and
•Other operating expense declined during the six-month period reflecting lower FDIC deposit insurance costs.
Citizens Financial Group, Inc. | 13

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “Risk Management – Credit Risk” for more information.
Provision expense of $134 million and $274 million for the three and six months ended June 30, 2026, respectively, compared with a provision of $164 million and $317 million for the same periods in 2025, reflecting the runoff of certain retail portfolios and improving credit trends and loan mix.
Income Tax Expense
Income tax expense of $168 million and $301 million increased $50 million and $88 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The effective income tax rate of 22.3% and 21.4% for the three and six months ended June 30, 2026 increased from 21.4% and 20.9%, respectively, compared to the same periods in 2025. These increases were driven by a reduced benefit from tax-advantaged investments on higher pretax income. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pretax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 14

CONSOLIDATED BALANCE SHEET ANALYSIS
Securities
The following table presents the major components of securities at amortized cost and fair value:

Table 4: Amortized Cost and Fair Value of Securities
	June 30, 2026		December 31, 2025
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,499	$4,431	$3,163	$3,123
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	34,159	32,728	33,379	32,220
Other/non-agency	250	248	268	264
Total mortgage-backed securities	34,409	32,976	33,647	32,484
Collateralized loan obligations	40	40	89	89
Total debt securities available for sale	$38,949	$37,448	$36,900	$35,697
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,343	$6,491	$7,595	$6,812
Total mortgage-backed securities	7,343	6,491	7,595	6,812
Asset-backed securities	295	293	338	338
Total debt securities held to maturity	$7,638	$6,784	$7,933	$7,150
Total debt securities available for sale and held to maturity	$46,587	$44,232	$44,833	$42,847
Equity securities, at cost(2)	$991	$991	$807	$807
Equity securities, at fair value(2)	386	386	317	317
(1) Excludes portfolio level basis adjustments of $(40) million and $17 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at June 30, 2026 and December 31, 2025.
(2) Included in Other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality and highly liquid investments that reflect our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of June 30, 2026, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 99% of the fair value of our debt securities portfolio, with approximately $40.2 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral, see the “Liquidity Risk” section in this report. For further discussion of liquidity requirements, see “Regulation and Supervision – Liquidity Requirements” in our 2025 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of June 30, 2026, the portfolio’s average effective duration, including hedging actions to reduce duration, was 4.1 years compared with 3.8 years as of December 31, 2025.
Citizens Financial Group, Inc. | 15

Loans and Leases
The following table presents loans and leases, excluding LHFS:

Table 5: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	June 30, 2026	December 31, 2025	Change	Percent
Commercial and industrial	$53,467	$49,232	$4,235	9%
Commercial real estate	23,817	24,580	(763)	(3)
Total commercial	77,284	73,812	3,472	5
Residential mortgages	36,374	35,024	1,350	4
Home equity	20,276	19,069	1,207	6
Automobile	1,482	2,310	(828)	(36)
Education	8,044	8,416	(372)	(4)
Other retail	4,031	4,061	(30)	(1)
Total retail	70,207	68,880	1,327	2
Total loans and leases	$147,491	$142,692	$4,799	3%
The increase in total loans and leases as of June 30, 2026 compared to December 31, 2025 reflects a $3.5 billion increase in commercial driven by net new money originations in corporate banking and higher line of credit utilization, partially offset by CRE paydowns. Retail reflects a $1.3 billion increase driven by growth in home equity and mortgage, including the Private Bank, partially offset by runoff of the auto loan portfolio.
Deposits
The following table presents the composition of deposits:

Table 6: Composition of Deposits
(dollars in millions)	June 30, 2026	% of Total Deposits	December 31, 2025	% of Total Deposits
Noninterest-bearing demand	$40,939	22%	$40,417	22%
Checking with interest	40,258	22	37,428	20
Savings	23,570	13	24,353	13
Money market	60,029	32	60,062	33
Time	20,824	11	21,053	12
Total deposits	$185,620	100%	$183,313	100%
Total deposits as of June 30, 2026 increased compared to December 31, 2025, reflecting growth in the Private Bank.
The following table presents an analysis of estimated insured/secured deposits as a percentage of total deposits:

Table 7: Uninsured and Insured/Secured Deposits
(dollars in millions)	June 30, 2026	December 31, 2025
Estimated uninsured deposits(1)	$89,617	$86,877
Less: Uninsured affiliate deposits eliminated in consolidation	12,368	11,555
Less: Preferred deposits(1)(2)	7,181	6,923
CFG adjusted estimated uninsured deposits, excluding preferred deposits	70,068	68,399
Total estimated insured/secured deposits	$115,552	$114,914
Insured/secured deposits to total deposits	62%	63%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Insured/secured deposit balances continue to be broadly stable as of June 30, 2026 compared to December 31, 2025. The decrease in the insured/secured deposits percentage during 2026 reflects growth in the Private Bank and a decrease in insured Treasury brokered deposits as we continued to optimize our deposit mix.
Citizens Financial Group, Inc. | 16

Borrowed Funds
Total borrowed funds of $16.3 billion as of June 30, 2026 increased $5.1 billion compared to December 31, 2025, driven by an increase in FHLB advances and senior and subordinated debt, given net issuances, partially offset by a decline in secured borrowings collateralized by auto loans as the associated portfolio runs off. For more information regarding our borrowed funds, see “Liquidity Risk” and Note 7.
BUSINESS SEGMENTS
We have two reportable business segments: Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each business segment is managed by a segment head who reports, directly or indirectly, to the Chief Executive Officer, who has final authority for resource allocation and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer. See Note 16 for more information regarding our business segments.
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

Table 8: Selected Financial Data for Business Segments
	Three Months Ended June 30,
	Consumer Banking		Commercial Banking
(dollars in millions)	2026	2025	2026	2025
Net interest income	$1,348	$1,218	$467	$439
Noninterest income	314	329	292	232
Total revenue	1,662	1,547	759	671
Noninterest expense	1,016	963	326	317
Profit (loss) before credit losses	646	584	433	354
Net charge-offs	72	81	63	84
Income (loss) before income tax expense (benefit)	574	503	370	270
Income tax expense (benefit)	148	127	90	64
Net income (loss)	$426	$376	$280	$206
Average Balances:
Total assets	$85,302	$78,822	$69,614	$66,284
Total loans and leases(1)	78,550	72,402	66,421	63,057
Deposits	136,722	127,271	44,064	42,481
Interest-earning assets	79,163	72,988	67,145	63,710
Citizens Financial Group, Inc. | 17

	Six Months Ended June 30,
	Consumer Banking		Commercial Banking
(dollars in millions)	2026	2025	2026	2025
Net interest income	$2,657	$2,411	$923	$880
Noninterest income	613	626	555	447
Total revenue	3,270	3,037	1,478	1,327
Noninterest expense	2,044	1,917	660	644
Profit (loss) before credit losses	1,226	1,120	818	683
Net charge-offs	143	167	127	161
Income (loss) before income tax expense (benefit)	1,083	953	691	522
Income tax expense (benefit)	279	241	168	120
Net income (loss)	$804	$712	$523	$402
Average Balances:
Total assets	$84,590	$78,182	$68,681	$65,827
Total loans and leases(1)	77,824	71,732	65,502	62,749
Deposits	134,934	126,504	44,706	42,330
Interest-earning assets	78,433	72,315	66,250	63,366
(1) Includes LHFS.
Consumer Banking
Net interest income increased $130 million and $246 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by higher net interest margin and growth in average interest-earning assets.
Noninterest income decreased $15 million and $13 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. A decline in mortgage banking fees driven by lower MSR valuation results, net of hedge impact, was partially offset by an increase in wealth fees primarily driven by growth in assets under management, reflecting net inflows and market appreciation.
Noninterest expense increased $53 million and $127 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven primarily by salaries and benefits reflecting hiring related to the Private Bank and Private Wealth build-out.
Net charge-offs decreased $9 million and $24 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by other retail during the three-month period, and other retail and education during the six-month period.
Commercial Banking
Net interest income increased $28 million and $43 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by growth in average interest-earning assets.
Noninterest income increased $60 million and $108 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by capital markets fees reflecting higher M&A, loan syndication, and bond underwriting fees during the three- and six-month periods, with higher equity underwriting fees also a driver during the six-month period.
Noninterest expense increased $9 million and $16 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven primarily by salaries and benefits reflecting compensation associated with growth in capital markets fees.
Net charge-offs decreased $21 million and $34 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by CRE, partially offset by an increase in commercial and industrial.
Citizens Financial Group, Inc. | 18

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
Consumer
Our retail banking portfolio is comprised of five categories of loans: residential mortgages, home equity, education, automobile, and other retail.
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
LTV information on our outstanding residential mortgage and home equity portfolios is updated quarterly based on relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current property value estimate. For home equity and second mortgages, CLTV is the ratio of the first mortgage original principal balance and the second lien outstanding principal balance combined to the current property value estimate. The weighted-average CLTV for our real estate secured portfolio was 50% as of June 30, 2026 and December 31, 2025.
Commercial
Our commercial banking portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans.
Citizens Financial Group, Inc. | 19

As discussed in our 2025 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases. Criticized balances include loans with an internal risk rating of Special Mention, Substandard Accrual, or Nonaccrual. Total commercial criticized balances of $5.3 billion at June 30, 2026 decreased from $6.3 billion at December 31, 2025. For more information on internal risk ratings and the distribution of commercial loans and leases by vintage date and internal risk rating, see Note 4. In addition, see discussion of criticized balances below for our commercial and industrial and CRE portfolios.
Commercial and Industrial
The commercial and industrial portfolio includes both loans and leases made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, capital call facilities, or other projects/acquisitions. Commercial and industrial criticized balances of $2.2 billion at June 30, 2026 decreased from $2.6 billion at December 31, 2025 as repayments, upgrades, and charge-offs outpaced downgrades.
The following table presents our commercial and industrial loan portfolio by industry sector:

Table 9: Commercial and Industrial Loans by Industry Sector
	June 30, 2026		December 31, 2025
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$9,852	7%	$8,579	6%
Secured private credit finance	4,875	3	3,963	3
Other finance and insurance	5,615	4	4,633	3
Other manufacturing	3,619	2	3,604	3
Technology	3,387	2	3,203	2
Accommodation and food services	2,055	1	2,044	1
Health, pharma, and social assistance	2,374	2	2,368	2
Professional, scientific, and technical services	2,803	2	2,407	2
Energy and related	1,872	1	1,816	1
Other services	2,360	2	2,419	2
Wholesale trade	3,168	2	2,604	2
Retail trade	1,722	1	1,744	1
Arts, entertainment, and recreation	1,658	1	1,683	1
Administrative and waste management	1,577	1	1,486	1
Automotive	1,201	1	1,245	1
Rental and leasing	1,830	1	1,257	1
Consumer products manufacturing	586	1	717	1
Other	2,913	2	3,460	2
Total commercial and industrial	$53,467	36%	$49,232	35%
Commercial Real Estate
The CRE portfolio consists of both commercial property and construction loans that support a wide range of property development and investment activities including, but not limited to, multifamily, office spaces, industrial facilities, and retail shopping centers. Commercial real estate criticized balances of $3.1 billion at June 30, 2026 decreased from $3.7 billion at December 31, 2025. Approximately 97% of CRE loans remain current on payments as of June 30, 2026 as repayments, upgrades, and charge-offs outpaced downgrades.
Citizens Financial Group, Inc. | 20

The following table presents our CRE loan portfolio by property type and state:

Table 10: Commercial Real Estate by Property Type and State
	June 30, 2026		December 31, 2025
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multifamily	$8,637	6%	$9,196	6%
Office
Credit tenant lease and life sciences(1)	1,845	1	2,043	1
Other general office	2,264	1	2,416	2
Industrial	2,445	2	2,369	2
Retail	2,738	2	2,714	2
Co-op	1,698	1	1,771	1
Data center	844	1	736	1
Hospitality	346	—	331	—
Other	3,000	2	3,004	2
Total commercial real estate	$23,817	16%	$24,580	17%
State
New York	$6,159	4%	$6,238	4%
New Jersey	2,907	2	2,899	2
Pennsylvania	2,026	1	2,166	2
California	2,926	2	2,775	2
Massachusetts	1,438	1	1,638	1
Texas	1,290	1	1,244	1
Florida	825	1	960	1
Other Southeast(2)	1,984	1	2,265	1
Other	4,262	3	4,395	3
Total commercial real estate	$23,817	16%	$24,580	17%
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
Citizens Financial Group, Inc. | 21

The following table presents an aging analysis of accruing and nonaccrual loans for our retail loan portfolio:

Table 11: Retail Loan Portfolio Analysis
	June 30, 2026					December 31, 2025
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.63%	0.20%	0.10%	0.47%	0.60%	98.64%	0.27%	0.13%	0.40%	0.56%
Home equity	97.85	0.45	0.14	—	1.56	97.67	0.50	0.15	0.01	1.67
Automobile	94.80	2.77	1.01	—	1.42	95.37	2.55	0.87	—	1.21
Education	99.12	0.39	0.21	0.02	0.26	99.12	0.43	0.19	0.02	0.24
Other retail	97.99	0.62	0.42	—	0.97	97.44	0.86	0.57	—	1.13
Total retail	98.34%	0.37%	0.16%	0.25%	0.88%	98.26%	0.46%	0.19%	0.21%	0.88%
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
The following table presents nonaccrual loans and leases:

Table 12: Nonaccrual Loans and Leases
(dollars in millions)	June 30, 2026	December 31, 2025	Change		Percent
Commercial and industrial	$244	$277	($33)		(12)%
Commercial real estate	574	618	(44)		(7)
Total commercial	818	895	(77)		(9)
Residential mortgages	220	196	24		12
Home equity	316	319	(3)		(1)
Automobile	21	28	(7)		(25)
Education	21	20	1		5
Other retail	39	46	(7)		(15)
Total retail	617	609	8		1
Nonaccrual loans and leases	$1,435	$1,504	($69)		(5%)
Nonaccrual loans and leases to total loans and leases	0.97%	1.05%	(8	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	137	129	8%
Allowance for credit losses to nonaccrual loans and leases	152	145	7%
Nonaccrual loans and leases as of June 30, 2026 declined compared to December 31, 2025, driven by improvement in commercial, partially offset by an increase in retail primarily driven by mortgage.
Other real estate owned represents property acquired through foreclosure or other proceedings and totaled $17 million and $19 million, respectively, as of June 30, 2026 and December 31, 2025.
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
Citizens Financial Group, Inc. | 22

The following table presents the ACL and associated coverage ratio for our loan and lease portfolios:

Table 13: Allocation of the ACL and Related Coverage Ratios by Portfolio
	June 30, 2026				December 31, 2025
(dollars in millions)	Loans and Leases	Allowance	Coverage Ratio	% of Total Loans and Leases(1)	Loans and Leases	Allowance	Coverage Ratio	% of Total Loans and Leases(1)
Allowance for Loan and Lease Losses
Commercial and industrial	$53,467	$521	0.98%	36%	$49,232	$508	1.03%	35%
Commercial real estate	23,817	595	2.50	16	24,580	550	2.24	17
Total commercial	77,284	1,116	1.44	52	73,812	1,058	1.43	52
Residential mortgages	36,374	221	0.61	25	35,024	225	0.64	25
Home equity	20,276	120	0.59	14	19,069	126	0.66	13
Automobile	1,482	6	0.41	1	2,310	10	0.42	2
Education	8,044	259	3.22	5	8,416	261	3.10	6
Other retail	4,031	247	6.12	3	4,061	263	6.48	3
Total retail	70,207	853	1.22	48	68,880	885	1.28	48
Total loans and leases	$147,491	$1,969	1.33%	100%	$142,692	$1,943	1.36%	100%
Allowance for Unfunded Lending Commitments
Commercial(2)		$177	1.67%			$194	1.70%
Retail(3)		38	1.27			46	1.35
Total allowance for unfunded lending commitments		215				240
Allowance for credit losses	$147,491	$2,184	1.48%		$142,692	$2,183	1.53%
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
The ACL as of June 30, 2026 increased $1 million compared to December 31, 2025, reflecting consideration for economic uncertainty and targeted risk concerns, largely offset by improved loan mix, given runoff of certain retail portfolios.
The following tables present the net charge-off ratio for our loan and lease portfolios:

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended June 30,
	2026			2025
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$49	$52,214	0.38%	$39	$44,936	0.35%
Commercial real estate	22	24,334	0.36	53	26,487	0.80
Total commercial	71	76,548	0.37	92	71,423	0.51
Residential mortgages	—	35,793	0.01	—	33,420	—
Home equity	—	19,876	0.01	(2)	17,324	(0.05)
Automobile	1	1,667	0.19	3	3,705	0.36
Education	20	8,183	0.94	18	8,660	0.86
Other retail	43	4,061	4.22	56	4,277	5.23
Total retail	64	69,580	0.37	75	67,386	0.45
Total loans and leases	$135	$146,128	0.37%	$167	$138,809	0.48%
Citizens Financial Group, Inc. | 23

	Six Months Ended June 30,
	2026			2025
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$84	$51,183	0.33%	$69	$44,271	0.31%
Commercial real estate	60	24,367	0.50	104	26,749	0.79
Total commercial	144	75,550	0.39	173	71,020	0.49
Residential mortgages	(2)	35,442	(0.01)	—	33,147	—
Home equity	2	19,555	0.03	(2)	16,988	(0.03)
Automobile	3	1,878	0.28	11	4,047	0.56
Education	36	8,312	0.87	69	9,670	1.44
Other retail	90	4,039	4.48	116	4,385	5.35
Total retail	129	69,226	0.38	194	68,237	0.57
Total loans and leases	$273	$144,776	0.38%	$367	$139,257	0.53%
For the three and six months ended June 30, 2026, net charge-offs decreased $32 million and $94 million, respectively, and the net charge-off ratio decreased 11 basis points and 15 basis points, respectively, compared to the same periods in 2025. These declines during the three and six months ended June 30, 2026 are driven primarily by CRE and other retail, with education also a driver during the six-month period reflecting a $25 million charge-off resulting from the sale of education loans in the first quarter of 2025.
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
Citizens Financial Group, Inc. | 24

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

Table 15: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	June 30, 2026	December 31, 2025
Gradual Change in Interest Rates
+200	1.7%	2.0%
+100	0.9	1.0
-100	(0.9)	(1.1)
-200	(1.8)	(2.4)
Instantaneous Change in Interest Rates
+200	1.8%	1.8%
+100	1.3	1.1
-100	(1.6)	(1.9)
-200	(4.0)	(4.8)
We continue to manage asset sensitivity within the scope of our policy, changing market conditions, and changes in our balance sheet. The Company’s base case net interest income assumes the forward-rate path implied by the period-end yield curve is realized. The rate risk exposure is then measured based on assumed changes from that base case rate path.
Our risk position is slightly asset sensitive to a gradual change in rates as of June 30, 2026, consistent with our position as of December 31, 2025. Our interest rate sensitivity incorporates the impact of changes in our balance sheet mix, including securities, loans, deposits, borrowed funds, and hedge activity. Receive-fixed swaps that offset our naturally asset-sensitive balance sheet represent the primary hedging tool utilized to manage overall asset sensitivity. Pay-fixed swaps against our securities portfolio are also utilized to protect capital by reducing AOCI volatility.
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
Citizens Financial Group, Inc. | 25

The following table presents interest rate derivative contracts that we have entered into as of June 30, 2026 and December 31, 2025:

Table 16: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	June 30, 2026				December 31, 2025
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$5,432	3.6	3.8%	3.7%	$6,608	3.8	3.8%	3.9%
Total fair value hedges	$5,432				$6,608
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	$30,000	1.2	3.5	3.7	$30,750	1.0	3.4	3.9
Receive fixed/pay SOFR - forward-starting	16,750	3.2	3.7	4.0	17,000	3.3	3.6	3.3
Basis swaps
Receive SOFR/pay 1-month term SOFR	8,000	0.7	—	3.7/3.6	12,000	0.8	—	3.9/3.7
Receive SOFR/pay 1-month term SOFR - forward-starting	—	—	—	—	1,000	1.0	—	3.9/3.7
Total cash flow hedges	$54,750				$60,750
Total hedges	$60,182				$67,358
Included in AOCI are pretax net losses from terminated swaps of $123 million that will reduce net interest income by $52 million in the third quarter of 2026, $27 million in the fourth quarter of 2026, and $44 million thereafter.
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
As part of our overall risk management strategy we enter into various freestanding derivatives, such as interest rate swaps, interest rate swaptions, interest rate futures, and forward contracts to purchase mortgage-backed securities to economically hedge the changes in fair value of our MSRs. For more information regarding the fair value of our MSRs and associated derivatives, see Note 5 and Note 8.
As with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are captured under our single price risk management framework that is used for calculating a management VaR consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 26

Trading Risk
We are exposed to market risk primarily through client facilitation activities from certain derivative and foreign exchange products as well as underwriting and market making activities. Market risk exposure arises from fluctuations in interest rates, basis spreads, commodity prices, foreign exchange rates, equity prices, and credit spreads across various financial instruments. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, VaR model review and validation, and VaR backtesting as described in “Market Risk – Trading Risk” in our 2025 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” covers the calculation of market risk capital. Under this rule, all of our client facing trades and associated hedges maintain a low net risk and qualify as “covered positions.” The internal management VaR measure is calculated based on the same population of trades that is utilized for regulatory VaR.

Table 17: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended June 30, 2026				For the Three Months Ended June 30, 2025
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$1	$1	$1	$1	$1	$1	$1	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	—	—
Credit Spread	1	1	2	1	1	2	3	1
Commodity	—	—	—	—	—	—	—	—
General VaR	2	1	5	1	2	2	3	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$2	$1	$5	$1	$2	$2	$3	$2
Stressed General VaR	$10	$7	$14	$3	$9	$13	$22	$6
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$10	$7	$14	$3	$9	$13	$22	$6
Market Risk Regulatory Capital	$25				$45
Specific Risk Not Modeled Add-on	17				28
de Minimis Exposure Add-on	3				5
Total Market Risk Regulatory Capital	$45				$78
Market Risk-Weighted Assets	$567				$976
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
Citizens Financial Group, Inc. | 27

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
The Funding and Liquidity unit monitors a variety of liquidity and funding metrics and early warning indicators, including specific risk thresholds and limits. These monitoring tools are broadly classified as follows:
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
As of June 30, 2026:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loan-to-deposit ratio, excluding LHFS, of 79.5%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $89.4 billion:
◦Contingent liquidity was $70.2 billion, consisting of unencumbered high-quality liquid securities of $40.2 billion, unused FHLB capacity of $18.9 billion, and cash balances at the FRB of $11.1 billion; and
◦Available discount window capacity was $19.2 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the six months ended June 30, 2026 and 2025, see the Consolidated Statements of Cash Flows in Item 1.
Citizens Financial Group, Inc. | 28

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
During the six months ended June 30, 2026, the Parent Company issued $400 million of 5.299% fixed-reset subordinated notes due 2036.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.6 billion and $2.3 billion as of June 30, 2026 and December 31, 2025, respectively.
During the three months ended June 30, 2026 and 2025, the Parent Company declared dividends on common stock of $198 million and $185 million, respectively, and declared dividends on preferred stock of $33 million and $34 million, respectively.
During the six months ended June 30, 2026 and 2025, the Parent Company declared dividends on common stock of $396 million and $371 million, respectively, and declared dividends on preferred stock of $66 million and $67 million, respectively.
During the three months ended June 30, 2026 and 2025, the Parent Company repurchased $225 million and $200 million, respectively, of its outstanding common stock, and repurchased $525 million and $400 million, respectively, during the six months ended June 30, 2026 and 2025.
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
During the six months ended June 30, 2026, CBNA issued $750 million of 4.192% fixed-to-floating rate senior notes due 2029.
Citizens Financial Group, Inc. | 29

Credit Ratings
Credit ratings assigned by agencies such as Moody’s, S&P, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below. We currently have a “stable” outlook at S&P, a “stable” outlook at Moody’s, and a “positive” outlook at Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.

Table 18: Credit Ratings
June 30, 2026
	Moody’s	S&P	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	BBB+
Short-term issuer	NR	A-2	F1
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB
Citizens Bank, National Association:
Long-term issuer	A3	A-	BBB+
Short-term issuer	(P) P-2	A-2	F1
Long-term deposits	A1	NR	A
Short-term deposits	P-1	NR	F1
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
Citizens Financial Group, Inc. | 30

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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As an institution subject to Category IV standards, we are subject to biennial supervisory stress testing in even-numbered years. In August 2025, the FRB provided us with our updated SCB requirement of 4.5%, which is effective from October 1, 2025 to September 30, 2026. However, in February 2026, the SCB effective date was moved from October 1, 2026 to October 1, 2027 because the FRB extended the notification deadlines while its enhanced transparency proposal and related stress test model changes remain under public comment and will not be finalized before the 2026 supervisory stress test, resulting in our SCB remaining in place until October 1, 2028, absent other regulatory actions or our election to participate in the supervisory stress test in 2027.
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
Citizens Financial Group, Inc. | 31

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
For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2025 Form 10-K. The table below presents the regulatory capital ratios for CFG and CBNA under the U.S. Basel III Standardized rules:

Table 19: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	June 30, 2026		December 31, 2025
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,364	10.4%	$18,240	10.6%	9.0%
CBNA	20,868	11.9	20,946	12.3	7.0
Tier 1 capital
CFG	20,475	11.6	20,351	11.9	10.5
CBNA	20,868	11.9	20,946	12.3	8.5
Total capital
CFG	23,933	13.6	23,654	13.8	12.5
CBNA	24,075	13.7	24,135	14.1	10.5
Tier 1 leverage
CFG	20,475	9.2	20,351	9.5	4.0
CBNA	20,868	9.4	20,946	9.8	4.0
Risk-weighted assets
CFG	176,336		171,493
CBNA	175,098		170,656
Quarterly adjusted average assets(2)
CFG	223,517		215,321
CBNA	222,307		214,310
(1) Represents minimum requirement under the current capital framework plus the SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At June 30, 2026, CFG’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2025. Common share repurchases, dividends, and a $4.8 billion increase in RWA were partially offset by net income. Higher commercial and industrial loan balances were the key driver for the increase in RWA.
At June 30, 2026, CBNA’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2025. Dividend payments to the Parent Company and a $4.4 billion increase in RWA were partially offset by net income. Higher commercial and industrial loan balances were the key driver for the increase in RWA.
At June 30, 2026, CFG’s and CBNA’s Tier 1 leverage ratio decreased compared to December 31, 2025, reflecting an increase in quarterly adjusted average assets and their respective changes in Tier 1 capital described above.
Citizens Financial Group, Inc. | 32

The following table presents the components of our regulatory capital under the U.S. Basel III capital framework:

Table 20: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	June 30, 2026	December 31, 2025
Total common stockholders' equity	$24,072	$24,206
Adjustments:
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	1,731	1,603
Derivatives	286	118
Unamortized net periodic benefit costs	244	249
Deductions:
Goodwill, net of deferred tax liability	(7,793)	(7,763)
Other intangible assets, net of deferred tax liability	(96)	(104)
Deferred tax assets that arise from tax loss and credit carryforwards	(80)	(69)
Total CET1 capital	18,364	18,240
Qualifying preferred stock	2,111	2,111
Total Tier 1 capital	20,475	20,351
Qualifying subordinated debt(1)	1,376	1,239
Allowance for credit losses	2,184	2,183
Exclusions from Tier 2 capital:
Allowance on PCD assets	(102)	(119)
Adjusted allowance for credit losses	2,082	2,064
Total capital	$23,933	$23,654
(1) As of June 30, 2026 and December 31, 2025, there is no non-qualifying subordinated debt excluded from regulatory capital. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the six months ended June 30, 2026:
•Repurchased $525 million of our outstanding common stock;
•Declared quarterly common stock dividends of $0.46 per share, aggregating to $396 million; and
•Declared preferred stock dividends aggregating to $66 million.
For additional detail regarding our common and preferred stock dividends, see Note 10.
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
Citizens Financial Group, Inc. | 33

The following table presents our regulatory capital ratios including the AOCI impact from securities and pension:

Table 21: AOCI Impact on Regulatory Capital
	June 30, 2026
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital	$18,364	$20,475	$23,933	$20,868	$20,868	$24,075
Unrealized gains (losses) on securities and pension	(1,975)	(1,975)	(1,975)	(1,956)	(1,956)	(1,956)
Deferred tax assets - securities and pension AOCI	(35)	(35)	(35)	(37)	(37)	(37)
Regulatory capital, including AOCI impact (non-GAAP)	$16,354	$18,465	$21,923	$18,875	$18,875	$22,082
Risk-weighted assets, including AOCI impact:
Risk-weighted assets	$176,336	$176,336	$176,336	$175,098	$175,098	$175,098
Unrealized gains (losses) on securities and pension	(533)	(533)	(533)	(514)	(514)	(514)
Deferred tax assets - securities and pension AOCI	1,599	1,599	1,599	1,576	1,576	1,576
Risk-weighted assets, including AOCI impact (non-GAAP)	$177,402	$177,402	$177,402	$176,160	$176,160	$176,160
Ratio:
Regulatory capital ratio	10.4%	11.6%	13.6%	11.9%	11.9%	13.7%
Regulatory capital ratio, including AOCI impact (non-GAAP)	9.2%	10.4%	12.4%	10.7%	10.7%	12.5%
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
Allowance for Credit Losses
The ACL of $2.2 billion at June 30, 2026 increased $1 million compared to December 31, 2025, reflecting consideration for economic uncertainty and targeted risk concerns, largely offset by improved loan mix, given runoff of certain retail portfolios.
As of June 30, 2026, our ACL economic forecast over a two-year reasonable and supportable period contemplates a mild recession, reflecting uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, the impact of higher energy prices, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.3%, consistent with the projection at December 31, 2025, and a start-to-trough real GDP decline of approximately 0.6%, which is slightly more severe than the 0.5% projection at December 31, 2025. More severe economic scenarios are applied to certain portfolios, such as CRE general office, with peak unemployment of approximately 9.5% and a start-to-trough real GDP decline of approximately 4.4%, compared to peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4% at December 31, 2025.
Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate this sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 7.6% and a start-to-trough real GDP decline of approximately 2.1%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.5x our modeled period-end ACL, or an increase of approximately $700 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Citizens Financial Group, Inc. | 34

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
For additional information regarding the ACL, see Note 4 in this report and “Critical Accounting Estimates - Allowance for Credit Losses” and Note 4 in our 2025 Form 10-K.
Citizens Financial Group, Inc. | 35

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards issued but not adopted as of June 30, 2026:

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
Citizens Financial Group, Inc. | 36

Pronouncement	Summary of Guidance	Effects on Financial Statements
Environmental Credits and Environmental Credit Obligations Issued May 2026
•Defines environmental credits and environmental credit obligations.

•Requires asset recognition when it is probable that an environmental credit will be used to settle an environmental credit obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer.

•Costs to obtain all other environmental credits are required to be expensed as incurred.

•Requires disclosure of the total expense recognized for environmental credits not initially recognized as an asset or subsequently derecognized, as well as total impairment expense.

•Requires disclosure of the nature of the change and the related effect on earnings if an entity changes its use or intended use of its environmental credits.
•Required effective date: January 1, 2028. Early adoption is permitted. •Adoption of this ASU is not expected to have a material impact on our Consolidated Financial Statements.
Citizens Financial Group, Inc. | 37

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
The following tables present the computation of non-GAAP financial measures used in the MD&A, as well as the reconciliation to the comparable GAAP financial measure, as applicable:

Table 22: Reconciliation of Tangible Book Value per Common Share (non-GAAP)
(dollars in millions, except per share data)	June 30, 2026	December 31, 2025
Book value per common share(1)	$56.95	$56.39
Tangible book value per common share:
Common stockholders' equity	$24,072	$24,206
Less: Goodwill	8,220	8,187
Less: Other intangible assets	105	115
Add: Deferred tax liabilities related to goodwill and other intangible assets	438	437
Tangible common equity (non-GAAP)(2)	$16,185	$16,341
Common shares outstanding at period end	422,677,660	429,242,174
Tangible book value per common share (non-GAAP)(3)	$38.29	$38.07
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

Table 23: Reconciliation of Return on Average Tangible Common Equity (non-GAAP)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Return on average common equity(1)	9.31%	7.18%	8.75%	6.70%
Net income available to common stockholders	$554	$402	$1,038	$742
Net income available to common stockholders (annualized)	2,219	1,614	2,092	1,497
Return on average tangible common equity:
Average common equity	$23,839	$22,494	$23,917	$22,342
Less: Average goodwill	8,221	8,187	8,209	8,187
Less: Average other intangibles	109	134	111	138
Add: Average deferred tax liabilities related to goodwill and other intangible assets	438	438	437	438
Average tangible common equity (non-GAAP)(2)	$15,947	$14,611	$16,034	$14,455
Return on average tangible common equity (non-GAAP)(3)	13.91%	11.05%	13.05%	10.35%
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
Citizens Financial Group, Inc. | 38

Table 24: Reconciliation of Net Interest Income and Net Interest Margin on an FTE Basis (non-GAAP)
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net interest income (annualized)	$6,542	$5,770	$6,440	$5,704
Average interest-earning assets	206,770	196,318	204,362	195,692
Net interest margin(1)	3.16%	2.94%	3.15%	2.91%

Net interest income	$1,631	$1,437	$3,193	$2,828
FTE adjustment	3	4	6	8
Net interest income on an FTE basis (non-GAAP)(2)	$1,634	$1,441	$3,199	$2,836
Net interest income on an FTE basis (annualized) (non-GAAP)(2)	6,555	5,786	6,453	5,720

Net interest margin on an FTE basis (non-GAAP)(2)(3)	3.17%	2.95%	3.16%	2.92%
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
Citizens Financial Group, Inc. | 39

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Citizens Financial Group, Inc. | 40

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	June 30, 2026	December 31, 2025
ASSETS:
Cash and due from banks	$1,219	$1,464
Interest-bearing cash and due from banks	11,541	11,263
Interest-bearing deposits in banks(1)	1,107	961
Debt securities available for sale, at fair value (including $158 and $108 pledged to creditors, respectively)(2)	37,448	35,697
Debt securities held to maturity (fair value of $6,784 and $7,150, respectively, and including $60 and $67 pledged to creditors, respectively)(2)	7,638	7,933
Loans held for sale (includes $1,069 and $1,065, respectively, measured at fair value)	1,458	1,198
Loans and leases	147,491	142,692
Less: Allowance for loan and lease losses	(1,969)	(1,943)
Net loans and leases(1)	145,522	140,749
Premises and equipment, net	873	915
Bank-owned life insurance	3,470	3,441
Goodwill	8,220	8,187
Other intangible assets(3)	105	115
Other assets(1)	15,235	14,428
TOTAL ASSETS	$233,836	$226,351
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$40,939	$40,417
Interest-bearing	144,681	142,896
Total deposits	185,620	183,313
Short-term borrowed funds	1,159	58
Long-term borrowed funds(1)	15,190	11,224
Other liabilities(1)	5,684	5,439
TOTAL LIABILITIES	207,653	200,034
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,150,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	2,111	2,111
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 653,998,397 shares issued and 422,677,660 shares outstanding at June 30, 2026 and 652,238,745 shares issued and 429,242,174 shares outstanding at December 31, 2025	7	7
Additional paid-in capital	22,521	22,476
Retained earnings	11,987	11,345
Treasury stock, at cost, 231,320,737 and 222,996,571 shares at June 30, 2026 and December 31, 2025, respectively	(8,182)	(7,652)
Accumulated other comprehensive income (loss)	(2,261)	(1,970)
TOTAL STOCKHOLDERS’ EQUITY	26,183	26,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,836	$226,351
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans and leases	$1,968	$1,851	$3,852	$3,680
Interest and fees on loans held for sale	26	36	47	52
Investment securities(1)	446	428	870	846
Interest-bearing deposits in banks	103	92	194	181
Total interest income	2,543	2,407	4,963	4,759
INTEREST EXPENSE:
Deposits	747	802	1,462	1,597
Short-term borrowed funds	9	9	13	17
Long-term borrowed funds	156	159	295	317
Total interest expense	912	970	1,770	1,931
Net interest income	1,631	1,437	3,193	2,828
Provision (benefit) for credit losses	134	164	274	317
Net interest income after provision (benefit) for credit losses	1,497	1,273	2,919	2,511
NONINTEREST INCOME:
Service charges and fees	117	111	229	220
Capital markets fees	153	105	287	205
Wealth fees	102	88	202	169
Card fees	89	90	172	173
Mortgage banking fees	42	73	84	132
Foreign exchange and derivative products	47	41	91	80
Letter of credit and loan fees	52	45	102	89
Securities gains, net	6	5	13	12
Other income	44	42	78	64
Total noninterest income	652	600	1,258	1,144
NONINTEREST EXPENSE:
Salaries and employee benefits	745	681	1,503	1,377
Equipment and software	195	193	392	387
Outside services	174	169	336	324
Occupancy	108	108	222	220
Other operating expense	172	168	319	325
Total noninterest expense	1,394	1,319	2,772	2,633
Income before income tax expense	755	554	1,405	1,022
Income tax expense	168	118	301	213
NET INCOME	$587	$436	$1,104	$809
Net income available to common stockholders	$554	$402	$1,038	$742
Weighted-average common shares outstanding:
Basic	422,871,137	433,640,210	424,100,982	435,967,554
Diluted	426,681,848	436,539,774	428,274,078	439,342,703
Per common share information:
Basic earnings	$1.31	$0.93	$2.45	$1.70
Diluted earnings	1.30	0.92	2.42	1.69
(1) Comprised primarily of taxable interest income for all periods presented.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$587	$436	$1,104	$809
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(180)	83	(304)	291
Reclassification of net (gains) losses to earnings	53	145	136	293
Investment securities:
Net unrealized gains (losses) on AFS securities arising during the period	(71)	56	(171)	338
Reclassification of net (gains) losses to earnings	24	17	43	30
Defined benefit plans:
Amortization of actuarial (gain) loss to earnings	1	1	5	4
Total other comprehensive income (loss), net of tax	(173)	302	(291)	956
Total comprehensive income (loss)	$414	$738	$813	$1,765
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at April 1, 2025	2	$2,113	438	$7	$22,370	$10,566	($7,249)	($2,941)	$24,866
Dividends declared - common stock	—	—	—	—	—	(185)	—	—	(185)
Dividends declared - preferred stock	—	—	—	—	—	(34)	—	—	(34)
Treasury stock purchased	—	—	(6)	—	—	—	(200)	—	(200)
Share repurchase excise tax	—	—	—	—	—	—	(1)	—	(1)
Share-based compensation plans	—	—	1	—	42	—	—	—	42
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Total comprehensive income (loss):
Net income	—	—	—	—	—	436	—	—	436
Other comprehensive income (loss)	—	—	—	—	—	—	—	302	302
Total comprehensive income (loss)	—	—	—	—	—	436	—	302	738
Balance at June 30, 2025	2	$2,113	433	$7	$22,420	$10,783	($7,450)	($2,639)	$25,234
Balance at April 1, 2026	2	$2,111	426	$7	$22,466	$11,631	($7,955)	($2,088)	$26,172
Dividends declared - common stock	—	—	—	—	—	(198)	—	—	(198)
Dividends declared - preferred stock	—	—	—	—	—	(33)	—	—	(33)
Treasury stock purchased	—	—	(3)	—	—	—	(225)	—	(225)
Share repurchase excise tax	—	—	—	—	—	—	(2)	—	(2)
Share-based compensation plans	—	—	—	—	47	—	—	—	47
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Total comprehensive income (loss):
Net income	—	—	—	—	—	587	—	—	587
Other comprehensive income (loss)	—	—	—	—	—	—	—	(173)	(173)
Total comprehensive income (loss)	—	—	—	—	—	587	—	(173)	414
Balance at June 30, 2026	2	$2,111	423	$7	$22,521	$11,987	($8,182)	($2,261)	$26,183
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
Dividends declared - common stock	—	—	—	—	—	(371)	—	—	(371)
Dividends declared - preferred stock	—	—	—	—	—	(67)	—	—	(67)
Treasury stock purchased	—	—	(10)	—	—	—	(400)	—	(400)
Share repurchase excise tax	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation plans	—	—	2	—	41	—	—	—	41
Employee stock purchase plan	—	—	—	—	15	—	—	—	15
Total comprehensive income (loss):
Net income	—	—	—	—	—	809	—	—	809
Other comprehensive income (loss)	—	—	—	—	—	—	—	956	956
Total comprehensive income (loss)	—	—	—	—	—	809	—	956	1,765
Balance at June 30, 2025	2	$2,113	433	$7	$22,420	$10,783	($7,450)	($2,639)	$25,234
Balance at January 1, 2026	2	$2,111	429	$7	$22,476	$11,345	($7,652)	($1,970)	$26,317
Dividends declared - common stock	—	—	—	—	—	(396)	—	—	(396)
Dividends declared - preferred stock	—	—	—	—	—	(66)	—	—	(66)
Treasury stock purchased	—	—	(8)	—	—	—	(525)	—	(525)
Share repurchase excise tax	—	—	—	—	—	—	(5)	—	(5)
Share-based compensation plans	—	—	2	—	29	—	—	—	29
Employee stock purchase plan	—	—	—	—	16	—	—	—	16
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,104	—	—	1,104
Other comprehensive income (loss)	—	—	—	—	—	—	—	(291)	(291)
Total comprehensive income (loss)	—	—	—	—	—	1,104	—	(291)	813
Balance at June 30, 2026	2	$2,111	423	$7	$22,521	$11,987	($8,182)	($2,261)	$26,183
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 45

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(dollars in millions)	2026	2025
OPERATING ACTIVITIES
Net income	$1,104	$809
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	274	317
Net change in Loans held for sale	(248)	(297)
Depreciation, amortization, and accretion	212	247
Deferred income tax expense (benefit)	(6)	(115)
Share-based compensation	82	74
Net gain on sale of assets	(13)	(14)
Net (increase) decrease in Other assets	(502)	359
Net increase (decrease) in Other liabilities	60	(707)
Net change due to operating activities	963	673
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(5,654)	(4,125)
Proceeds from maturities and paydowns of debt securities available for sale	2,416	1,809
Proceeds from sales of debt securities available for sale	1,183	1,117
Proceeds from maturities and paydowns of debt securities held to maturity	349	348
Net (increase) decrease in Interest-bearing deposits in banks	(146)	(45)
Purchases of loans	(103)	(503)
Sales of loans	550	911
Net (increase) decrease in Loans and leases	(5,523)	(1,821)
Capital expenditures	(21)	(47)
Other	(314)	(180)
Net change due to investing activities	(7,263)	(2,536)
FINANCING ACTIVITIES
Net increase (decrease) in Deposits	2,307	310
Net increase (decrease) in Short-term borrowed funds	1,101	249
Proceeds from issuance of long-term borrowed funds	10,647	6,033
Repayments of long-term borrowed funds	(6,693)	(5,926)
Treasury stock purchased	(525)	(400)
Dividends paid to common stockholders	(396)	(371)
Dividends paid to preferred stockholders	(71)	(67)
Other	(37)	(18)
Net change due to financing activities	6,333	(190)
Net change in cash and cash equivalents(1)	33	(2,053)
Cash and cash equivalents at beginning of period(1)	12,727	10,601
Cash and cash equivalents at end of period(1)	$12,760	$8,548
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$389	$1,918
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
Significant Accounting Policies
For further information regarding the Company’s significant accounting policies, see Note 1 in the Company’s 2025 Form 10-K.
NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	June 30, 2026				December 31, 2025
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,499	$3	($71)	$4,431	$3,163	$10	($50)	$3,123
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	34,159	123	(1,554)	32,728	33,379	215	(1,374)	32,220
Other/non-agency	250	—	(2)	248	268	—	(4)	264
Total mortgage-backed securities	34,409	123	(1,556)	32,976	33,647	215	(1,378)	32,484
Collateralized loan obligations	40	—	—	40	89	—	—	89
Total debt securities available for sale, at fair value	$38,949	$126	($1,627)	$37,448	$36,900	$225	($1,428)	$35,697
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$7,343	$—	($852)	$6,491	$7,595	$2	($785)	$6,812
Total mortgage-backed securities	7,343	—	(852)	6,491	7,595	2	(785)	6,812
Asset-backed securities	295	—	(2)	293	338	—	—	338
Total debt securities held to maturity	$7,638	$—	($854)	$6,784	$7,933	$2	($785)	$7,150
Equity securities, at cost(2)	$991	$—	$—	$991	$807	$—	$—	$807
Equity securities, at fair value(2)	386	—	—	386	317	—	—	317
(1) Excludes portfolio level basis adjustments of $(40) million and $17 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at June 30, 2026 and December 31, 2025.
(2) Included in Other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 47

Accrued interest receivable on debt securities totaled $154 million and $139 million as of June 30, 2026 and December 31, 2025, respectively, and is included in Other assets in the Consolidated Balance Sheets.
The following table presents the amortized cost and fair value of debt securities by contractual maturity as of June 30, 2026. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$798	$1,271	$2,430	$—	$4,499
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	360	2,142	1,598	30,059	34,159
Other/non-agency	—	—	—	250	250
Collateralized loan obligations	—	—	40	—	40
Total debt securities available for sale	1,158	3,413	4,068	30,310	38,949
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	7,343	7,343
Asset-backed securities	—	295	—	—	295
Total debt securities held to maturity	—	295	—	7,343	7,638
Total amortized cost of debt securities	$1,158	$3,708	$4,068	$37,653	$46,587

Fair value:
U.S. Treasury and other	$789	$1,240	$2,402	$—	$4,431
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	356	2,097	1,533	28,742	32,728
Other/non-agency	—	—	—	248	248
Collateralized loan obligations	—	—	40	—	40
Total debt securities available for sale	1,145	3,337	3,975	28,991	37,448
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	6,491	6,491
Asset-backed securities	—	293	—	—	293
Total debt securities held to maturity	—	293	—	6,491	6,784
Total fair value of debt securities	$1,145	$3,630	$3,975	$35,482	$44,232
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Gains	$6	$5	$13	$12
Losses	—	—	—	—
Securities gains, net	$6	$5	$13	$12
At June 30, 2026 and December 31, 2025, debt securities with a carrying value of $3.8 billion and $3.4 billion, respectively, were pledged to secure public deposits, trust funds, FHLB borrowing capacity, repurchase agreements, and derivative contracts, and for other purposes as required or permitted by law.
Citizens Financial Group, Inc. | 48

Impairment
The Company evaluated its existing HTM portfolio as of June 30, 2026 and concluded that 96% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure of its HTM portfolio through the use of credit quality indicators, which include external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at June 30, 2026.
The following tables present AFS debt securities with fair values below their respective carrying values, disclosed by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$2,201	($31)	$1,980	($40)	$4,181	($71)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	10,223	(280)	11,801	(1,274)	22,024	(1,554)
Other/non-agency	—	—	248	(2)	248	(2)
Total mortgage-backed securities	10,223	(280)	12,049	(1,276)	22,272	(1,556)
Total	$12,424	($311)	$14,029	($1,316)	$26,453	($1,627)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$1,990	($50)	$1,990	($50)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	3,415	(164)	13,098	(1,210)	16,513	(1,374)
Other/non-agency	—	—	263	(4)	263	(4)
Total mortgage-backed securities	3,415	(164)	13,361	(1,214)	16,776	(1,378)
Total	$3,415	($164)	$15,351	($1,264)	$18,766	($1,428)
The Company does not currently have the intent to sell these AFS debt securities, and it is not more likely than not that the Company will be required to sell them prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of June 30, 2026. The unrealized losses on these AFS debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these AFS debt securities are not impaired.
Citizens Financial Group, Inc. | 49

NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at the amount of their outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	June 30, 2026	December 31, 2025
Commercial and industrial	$53,467	$49,232
Commercial real estate	23,817	24,580
Total commercial	77,284	73,812
Residential mortgages	36,374	35,024
Home equity	20,276	19,069
Automobile	1,482	2,310
Education	8,044	8,416
Other retail	4,031	4,061
Total retail	70,207	68,880
Total loans and leases	$147,491	$142,692
Accrued interest receivable on loans and leases held for investment totaled $887 million and $825 million as of June 30, 2026 and December 31, 2025, respectively, and is included in Other assets in the Consolidated Balance Sheets.
Loans pledged as collateral for FHLB borrowing capacity, primarily residential mortgages and home equity products, totaled $42.4 billion and $40.8 billion at June 30, 2026 and December 31, 2025, respectively. Loans pledged as collateral to support the contingent ability to borrow at the FRB discount window, if necessary, were primarily comprised of education, commercial and industrial, and commercial real estate loans, as well as home equity lines of credit, and totaled $26.2 billion and $19.0 billion at June 30, 2026 and December 31, 2025, respectively.
Interest income on direct financing and sales-type leases for the three months ended June 30, 2026 and 2025 was $12 million and $11 million, respectively, and is reported within Interest and fees on loans and leases in the Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, this interest income was $24 million and $22 million, respectively.
The following table presents the composition of LHFS:

	June 30, 2026			December 31, 2025
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$920	$149	$1,069	$895	$170	$1,065
Other loans held for sale	—	389	389	—	133	133
Total loans held for sale	$920	$538	$1,458	$895	$303	$1,198
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2025, see Note 4 in the Company’s 2025 Form 10-K. There were no significant changes to the ACL reserve methodology during the six months ended June 30, 2026.
Citizens Financial Group, Inc. | 50

The following table presents a summary of changes in the ACL for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,115	$843	$1,958	$1,058	$885	$1,943
Charge-offs	(76)	(90)	(166)	(167)	(182)	(349)
Recoveries	5	26	31	23	53	76
Net charge-offs	(71)	(64)	(135)	(144)	(129)	(273)
Provision expense (benefit) for loans and leases	72	74	146	202	97	299
Allowance for loan and lease losses, end of period	1,116	853	1,969	1,116	853	1,969
Allowance for unfunded lending commitments, beginning of period	189	38	227	194	46	240
Provision expense (benefit) for unfunded lending commitments	(12)	—	(12)	(17)	(8)	(25)
Allowance for unfunded lending commitments, end of period	177	38	215	177	38	215
Total allowance for credit losses, end of period	$1,293	$891	$2,184	$1,293	$891	$2,184
During the six months ended June 30, 2026, net charge-offs of $273 million and a provision for expected credit losses of $274 million resulted in an increase of $1 million to the ACL.
As of June 30, 2026, the Company’s ACL economic forecast over a two-year reasonable and supportable period contemplates a mild recession, reflecting uncertainties related to the implementation of tariffs and protectionist trade policies, inflationary pressures, the impact of higher energy prices, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.3%, consistent with the projection at December 31, 2025, and a start-to-trough real GDP decline of approximately 0.6%, which is slightly more severe than the 0.5% projection at December 31, 2025. More severe economic scenarios are applied to certain portfolios, such as CRE general office, with peak unemployment of approximately 9.5% and a start-to-trough real GDP decline of approximately 4.4%, compared to peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4% at December 31, 2025.
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
Citizens Financial Group, Inc. | 51

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
The Company utilizes internal risk ratings to monitor credit quality for commercial loans and leases. For more information on these ratings, see Note 4 in the Company’s 2025 Form 10-K.
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of June 30, 2026:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$4,611	$7,840	$3,260	$965	$1,427	$2,409	$30,602	$175	$51,289
Special Mention	—	45	14	24	8	76	539	4	710
Substandard Accrual	—	44	28	106	70	285	669	22	1,224
Nonaccrual	4	1	3	9	41	107	70	9	244
Total commercial and industrial	4,615	7,930	3,305	1,104	1,546	2,877	31,880	210	53,467
Commercial real estate
Pass	3,394	3,699	1,482	449	2,796	7,303	1,614	4	20,741
Special Mention	35	58	2	7	438	353	71	—	964
Substandard Accrual	—	2	57	21	461	967	30	—	1,538
Nonaccrual	—	—	—	4	183	385	1	1	574
Total commercial real estate	3,429	3,759	1,541	481	3,878	9,008	1,716	5	23,817
Total commercial
Pass	8,005	11,539	4,742	1,414	4,223	9,712	32,216	179	72,030
Special Mention	35	103	16	31	446	429	610	4	1,674
Substandard Accrual	—	46	85	127	531	1,252	699	22	2,762
Nonaccrual	4	1	3	13	224	492	71	10	818
Total commercial	$8,044	$11,689	$4,846	$1,585	$5,424	$11,885	$33,596	$215	$77,284
Citizens Financial Group, Inc. | 52

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2025:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$8,889	$3,985	$1,196	$2,415	$1,174	$1,966	$26,951	$77	$46,653
Special Mention	13	5	42	141	174	124	359	4	862
Substandard Accrual	13	16	104	132	145	258	752	20	1,440
Nonaccrual	—	4	15	57	17	72	107	5	277
Total commercial and industrial	8,915	4,010	1,357	2,745	1,510	2,420	28,169	106	49,232
Commercial real estate
Pass	4,769	1,827	722	3,712	3,680	4,805	1,346	4	20,865
Special Mention	—	2	7	729	294	166	73	—	1,271
Substandard Accrual	—	—	34	577	167	915	27	106	1,826
Nonaccrual	—	—	3	127	41	442	1	4	618
Total commercial real estate	4,769	1,829	766	5,145	4,182	6,328	1,447	114	24,580
Total commercial
Pass	13,658	5,812	1,918	6,127	4,854	6,771	28,297	81	67,518
Special Mention	13	7	49	870	468	290	432	4	2,133
Substandard Accrual	13	16	138	709	312	1,173	779	126	3,266
Nonaccrual	—	4	18	184	58	514	108	9	895
Total commercial	$13,684	$5,839	$2,123	$7,890	$5,692	$8,748	$29,616	$220	$73,812
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
Citizens Financial Group, Inc. | 53

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of June 30, 2026:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,131	$2,647	$1,544	$1,214	$3,274	$10,768	$—	$—	$20,578
740-799	1,580	1,768	837	588	1,266	4,506	—	—	10,545
680-739	331	467	237	226	460	1,655	—	—	3,376
620-679	48	49	50	63	132	597	—	—	939
<620	—	13	16	101	110	684	—	—	924
No FICO available(1)	—	—	—	—	2	10	—	—	12
Total residential mortgages	3,090	4,944	2,684	2,192	5,244	18,220	—	—	36,374
Home equity
800+	—	2	4	5	7	66	7,329	188	7,601
740-799	—	2	4	3	4	44	6,504	216	6,777
680-739	—	1	3	3	3	28	3,615	197	3,850
620-679	—	—	—	1	2	13	935	160	1,111
<620	—	—	—	3	1	14	596	317	931
No FICO available(1)	—	2	—	—	1	2	1	—	6
Total home equity	—	7	11	15	18	167	18,980	1,078	20,276
Automobile
800+	—	—	—	36	157	215	—	—	408
740-799	—	—	—	43	160	182	—	—	385
680-739	—	—	—	38	123	124	—	—	285
620-679	—	—	—	24	77	75	—	—	176
<620	—	—	—	30	100	98	—	—	228
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	—	171	617	694	—	—	1,482
Education
800+	94	362	251	280	487	2,572	—	—	4,046
740-799	136	425	245	240	340	1,160	—	—	2,546
680-739	54	165	110	106	141	441	—	—	1,017
620-679	5	29	30	32	42	149	—	—	287
<620	1	8	10	12	19	73	—	—	123
No FICO available(1)	—	—	—	—	—	25	—	—	25
Total education	290	989	646	670	1,029	4,420	—	—	8,044
Other retail
800+	15	90	33	25	31	15	518	—	727
740-799	20	84	45	31	31	24	817	—	1,052
680-739	17	56	33	25	30	26	737	—	924
620-679	13	31	16	14	23	16	264	—	377
<620	4	14	12	11	30	17	168	—	256
No FICO available(1)	13	1	—	—	—	1	680	—	695
Total other retail	82	276	139	106	145	99	3,184	—	4,031
Total retail
800+	1,240	3,101	1,832	1,560	3,956	13,636	7,847	188	33,360
740-799	1,736	2,279	1,131	905	1,801	5,916	7,321	216	21,305
680-739	402	689	383	398	757	2,274	4,352	197	9,452
620-679	66	109	96	134	276	850	1,199	160	2,890
<620	5	35	38	157	260	886	764	317	2,462
No FICO available(1)	13	3	—	—	3	38	681	—	738
Total retail	$3,462	$6,216	$3,480	$3,154	$7,053	$23,600	$22,164	$1,078	$70,207
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 54

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2025:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,075	$1,664	$1,290	$3,276	$4,919	$6,099	$—	$—	$19,323
740-799	2,377	960	656	1,375	2,004	2,759	—	—	10,131
680-739	621	324	239	483	646	1,136	—	—	3,449
620-679	74	74	80	141	169	491	—	—	1,029
<620	6	18	135	130	184	605	—	—	1,078
No FICO available(1)	—	—	—	3	1	10	—	—	14
Total residential mortgages	5,153	3,040	2,400	5,408	7,923	11,100	—	—	35,024
Home equity
800+	—	2	3	5	6	66	6,686	193	6,961
740-799	—	4	3	4	3	49	6,148	217	6,428
680-739	—	3	3	4	3	36	3,453	193	3,695
620-679	—	—	2	2	2	16	900	162	1,084
<620	—	—	4	2	2	14	554	321	897
No FICO available(1)	—	1	—	—	—	2	1	—	4
Total home equity	—	10	15	17	16	183	17,742	1,086	19,069
Automobile
800+	—	—	47	224	316	63	—	—	650
740-799	—	—	58	233	266	61	—	—	618
680-739	—	—	53	180	175	41	—	—	449
620-679	—	—	30	107	98	25	—	—	260
<620	—	—	39	133	127	34	—	—	333
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	227	877	982	224	—	—	2,310
Education
800+	287	271	311	517	1,002	1,817	—	—	4,205
740-799	393	268	268	385	459	886	—	—	2,659
680-739	160	125	120	161	160	335	—	—	1,061
620-679	23	40	42	48	46	119	—	—	318
<620	5	13	17	25	23	61	—	—	144
No FICO available(1)	2	—	—	—	—	27	—	—	29
Total education	870	717	758	1,136	1,690	3,245	—	—	8,416
Other retail
800+	127	60	31	31	9	9	508	—	775
740-799	132	82	43	33	9	19	793	—	1,111
680-739	93	62	36	30	8	20	733	1	983
620-679	54	30	20	22	6	11	271	—	414
<620	16	21	17	29	8	10	190	—	291
No FICO available(1)	4	—	—	—	—	2	481	—	487
Total other retail	426	255	147	145	40	71	2,976	1	4,061
Total retail
800+	2,489	1,997	1,682	4,053	6,252	8,054	7,194	193	31,914
740-799	2,902	1,314	1,028	2,030	2,741	3,774	6,941	217	20,947
680-739	874	514	451	858	992	1,568	4,186	194	9,637
620-679	151	144	174	320	321	662	1,171	162	3,105
<620	27	52	212	319	344	724	744	321	2,743
No FICO available(1)	6	1	—	3	1	41	482	—	534
Total retail	$6,449	$4,022	$3,547	$7,583	$10,651	$14,823	$20,718	$1,087	$68,880
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 55

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Six Months Ended June 30, 2026
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$2	$8	$23	$4	$2	$62	$—	$101
Commercial real estate	—	—	—	12	10	44	—	—	66
Total commercial	—	2	8	35	14	46	62	—	167
Residential mortgages	—	—	—	—	—	2	—	—	2
Home equity	—	—	—	—	—	2	9	—	11
Automobile	—	—	—	2	8	7	—	—	17
Education	—	3	3	6	8	28	—	—	48
Other retail	13	11	4	4	3	4	65	—	104
Total retail	13	14	7	12	19	43	74	—	182
Total loans and leases	$13	$16	$15	$47	$33	$89	$136	$—	$349

	Six Months Ended June 30, 2025
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$1	$24	$22	$4	$22	$—	$73
Commercial real estate	—	—	3	21	5	76	—	—	105
Total commercial	—	—	4	45	27	80	22	—	178
Residential mortgages	—	—	—	—	—	1	—	—	1
Home equity	—	—	—	1	—	1	7	—	9
Automobile	—	—	3	14	12	5	—	—	34
Education	—	2	4	10	18	48	—	—	82
Other retail	14	25	14	7	4	5	62	—	131
Total retail	14	27	21	32	34	60	69	—	257
Total loans and leases	$14	$27	$25	$77	$61	$140	$91	$—	$435
Citizens Financial Group, Inc. | 56

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases:

	June 30, 2026
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$53,190	$21	$9	$3	$244	$53,467	$24
Commercial real estate	23,179	4	54	6	574	23,817	44
Total commercial	76,369	25	63	9	818	77,284	68
Residential mortgages	35,873	71	38	172	220	36,374	128
Home equity	19,841	91	28	—	316	20,276	205
Automobile	1,405	41	15	—	21	1,482	3
Education	7,973	31	17	2	21	8,044	2
Other retail	3,950	25	17	—	39	4,031	—
Total retail	69,042	259	115	174	617	70,207	338
Total	$145,411	$284	$178	$183	$1,435	$147,491	$406
Guaranteed residential mortgages(1)	$725	$28	$18	$172	$—	$943	$—

	December 31, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$48,873	$63	$14	$5	$277	$49,232	$34
Commercial real estate	23,700	184	58	20	618	24,580	85
Total commercial	72,573	247	72	25	895	73,812	119
Residential mortgages	34,547	93	47	141	196	35,024	155
Home equity	18,626	95	28	1	319	19,069	215
Automobile	2,203	59	20	—	28	2,310	4
Education	8,342	36	16	2	20	8,416	2
Other retail	3,957	35	23	—	46	4,061	1
Total retail	67,675	318	134	144	609	68,880	377
Total	$140,248	$565	$206	$169	$1,504	$142,692	$496
Guaranteed residential mortgages(1)	$743	$53	$27	$141	$—	$964	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed or insured by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At June 30, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans totaling $471 million and $437 million, respectively, and collateral-dependent commercial loans totaling $245 million and $251 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $313 million and $307 million as of June 30, 2026 and December 31, 2025, respectively.
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
Citizens Financial Group, Inc. | 57

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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026 and 2025, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended June 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$1	$115	$—	$1	$1	$1	$—	$119	0.22%
Commercial real estate	—	357	20	—	—	34	48	459	1.93
Total commercial	1	472	20	1	1	35	48	578	0.75
Residential mortgages	—	8	41	2	—	14	10	75	0.21
Home equity	1	—	6	—	3	1	1	12	0.06
Education	3	—	—	—	—	—	—	3	0.04
Other retail	6	—	—	—	—	—	—	6	0.15
Total retail	10	8	47	2	3	15	11	96	0.14
Total	$11	$480	$67	$3	$4	$50	$59	$674	0.46%

	Three Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$—	$136	$—	$3	$1	$4	$144	0.32%
Commercial real estate	—	283	49	29	43	—	404	1.54
Total commercial	—	419	49	32	44	4	548	0.76
Residential mortgages	1	13	5	1	2	1	23	0.07
Home equity	2	—	4	2	—	—	8	0.05
Education	3	—	—	—	—	—	3	0.04
Other retail	5	—	—	—	—	—	5	0.12
Total retail	11	13	9	3	2	1	39	0.06
Total	$11	$432	$58	$35	$46	$5	$587	0.42%
Citizens Financial Group, Inc. | 58

	Six Months Ended June 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$3	$176	$—	$1	$1	$20	$—	$201	0.38%
Commercial real estate	—	399	20	—	—	56	48	523	2.20
Total commercial	3	575	20	1	1	76	48	724	0.94
Residential mortgages	—	19	44	5	1	14	10	93	0.26
Home equity	1	1	8	4	3	—	1	18	0.09
Education	5	—	—	—	—	—	—	5	0.06
Other retail	11	—	—	—	—	—	—	11	0.27
Total retail	17	20	52	9	4	14	11	127	0.18
Total	$20	$595	$72	$10	$5	$90	$59	$851	0.58%

	Six Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$12	$218	$2	$3	$1	$4	$240	0.53%
Commercial real estate	28	409	81	29	65	—	612	2.33
Total commercial	40	627	83	32	66	4	852	1.19
Residential mortgages	2	27	8	5	2	1	45	0.13
Home equity	2	—	5	3	—	—	10	0.06
Education	5	—	—	—	—	—	5	0.06
Other retail	9	—	—	—	—	—	9	0.22
Total retail	18	27	13	8	2	1	69	0.10
Total	$58	$654	$96	$40	$68	$5	$921	0.66%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026 and 2025, disaggregated by class of financing receivable:

	Three Months Ended June 30, 2026
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.84%	15	$—	$—
Commercial real estate	0.84	8	2	—
Residential mortgages	0.60	113	—	—
Home equity	3.40	183	—	—
Education	4.94	—	—	—
Other retail	18.78	—	—	4
Citizens Financial Group, Inc. | 59

	Three Months Ended June 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.71%	19	$—	$—
Commercial real estate	0.90	8	1	—
Residential mortgages	1.09	100	—	—
Home equity	3.40	122	—	—
Education	3.97	—	—	—
Other retail	19.73	—	—	4

	Six Months Ended June 30, 2026
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.69%	18	$2	$—
Commercial real estate	0.84	10	2	—
Residential mortgages	0.65	113	—	—
Home equity	3.16	186	—	—
Education	4.70	—	—	—
Other retail	19.04	—	—	8

	Six Months Ended June 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	1.56%	17	$—	$—
Commercial real estate	0.83	9	2	—
Residential mortgages	1.02	107	—	—
Home equity	3.81	98	—	—
Education	4.38	—	—	—
Other retail	19.92	—	—	6
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve-month periods ended June 30, 2026 and 2025, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	June 30, 2026
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$318	$1	$1	$—	$57	$377
Commercial real estate	759	—	23	—	192	974
Total commercial	1,077	1	24	—	249	1,351
Residential mortgages	68	7	5	38	33	151
Home equity	11	—	—	—	27	38
Education	9	—	—	—	2	11
Other retail	15	1	1	—	2	19
Total retail	103	8	6	38	64	219
Total	$1,180	$9	$30	$38	$313	$1,570
Citizens Financial Group, Inc. | 60

	June 30, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$278	$—	$2	$—	$91	$371
Commercial real estate	495	—	—	6	331	832
Total commercial	773	—	2	6	422	1,203
Residential mortgages	46	4	7	14	21	92
Home equity	11	—	—	—	14	25
Education	8	—	—	—	1	9
Other retail	13	2	1	—	1	17
Total retail	78	6	8	14	37	143
Total	$851	$6	$10	$20	$459	$1,346
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

	Three Months Ended June 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Total
Commercial and industrial	$—	$83	$—	$83
Commercial real estate	—	35	—	35
Total commercial	—	118	—	118
Residential mortgages	—	5	1	6
Home equity	—	—	—	—
Education	1	—	—	1
Other retail	1	—	—	1
Total retail	2	5	1	8
Total	$2	$123	$1	$126

	Three Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$26	$—	$—	$2	$28
Commercial real estate	—	6	2	—	—	8
Total commercial	—	32	2	—	2	36
Residential mortgages	1	11	1	3	—	16
Home equity	—	—	1	—	—	1
Education	—	—	—	—	—	—
Other retail	1	—	—	—	—	1
Total retail	2	11	2	3	—	18
Total	$2	$43	$4	$3	$2	$54
Citizens Financial Group, Inc. | 61

	Six Months Ended June 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total
Commercial and industrial	$—	$83	$—	$—	$—	$—	$83
Commercial real estate	—	84	—	—	—	—	84
Total commercial	—	167	—	—	—	—	167
Residential mortgages	—	12	1	2	1	1	17
Home equity	—	—	—	1	—	—	1
Education	1	—	—	—	—	—	1
Other retail	1	—	—	—	—	—	1
Total retail	2	12	1	3	1	1	20
Total	$2	$179	$1	$3	$1	$1	$187

	Six Months Ended June 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$27	$—	$—	$2	$29
Commercial real estate	—	76	2	—	—	78
Total commercial	—	103	2	—	2	107
Residential mortgages	1	14	2	5	—	22
Home equity	1	—	1	1	—	3
Education	1	—	—	—	—	1
Other retail	1	—	—	—	—	1
Total retail	4	14	3	6	—	27
Total	$4	$117	$5	$6	$2	$134
Unfunded commitments related to loans modified during the six months ended June 30, 2026 were $139 million at June 30, 2026. Unfunded commitments related to loans modified during the year ended December 31, 2025 were $465 million at December 31, 2025.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Cash proceeds from residential mortgage loans sold with servicing retained	$2,529	$2,734	$5,065	$4,392
Gain on sales(1)	18	21	39	37
Contractually specified servicing, late, and other ancillary fees(1)	69	69	139	139
(1) Reported in Mortgage banking fees in the Consolidated Statements of Operations.
Citizens Financial Group, Inc. | 62

The unpaid principal balance of residential mortgage loans related to our MSRs was $94.6 billion and $94.9 billion at June 30, 2026 and December 31, 2025, respectively. The Company manages the risk associated with changes in the fair value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Fair value as of beginning of the period	$1,462	$1,397	$1,455	$1,491
Amounts capitalized	48	48	96	75
Sales(1)	—	—	—	(72)
Changes in unpaid principal balance(2)	(39)	(40)	(85)	(79)
Changes in fair value(3)	11	21	16	11
Fair value at end of the period	$1,482	$1,426	$1,482	$1,426
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

(dollars in millions)	June 30, 2026	December 31, 2025
Fair value	$1,482	$1,455
Weighted average life (years)	8.2	8.0
Weighted average constant prepayment rate	6.6%	7.0%
Decline in fair value from 10% adverse change	$38	$38
Decline in fair value from 20% adverse change	$73	$73
Weighted average option adjusted spread	553 bps	588 bps
Decline in fair value from 10% adverse change	$38	$40
Decline in fair value from 20% adverse change	$75	$80
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
Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	June 30, 2026	December 31, 2025
Education	$301	$341
Commercial and industrial(1)	78	84
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
For more details regarding the Company’s involvement with VIEs, see Note 9 in the Company’s 2025 Form 10-K.
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	June 30, 2026	December 31, 2025
Assets:
Interest-bearing deposits in banks	$120	$157
Net loans and leases	1,232	1,929
Other assets	10	11
Total assets	$1,362	$2,097
Liabilities:
Long-term borrowed funds	$928	$1,598
Other liabilities	2	4
Total liabilities	$930	$1,602
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
The following table provides a summary of the assets and liabilities included in the Consolidated Balance Sheets related to unconsolidated VIEs that the Company holds an interest in, but is not the primary beneficiary of:

(dollars in millions)	June 30, 2026	December 31, 2025
Lending to SPEs included in Loans and leases	$7,052	$5,631
Tax-advantaged investments included in Other assets(1)	3,120	2,967
Unfunded commitments for tax-advantaged investments included in Other liabilities(1)	1,094	1,066
Asset-backed investments included in Debt securities	1,018	1,118
Other investments included in Other assets	18	17
Unfunded commitments for other investments included in Other liabilities	2	2
(1) Includes LIHTC and renewable energy investments.
Citizens Financial Group, Inc. | 64

Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored SPEs within its Capital Markets business. The SPEs are primarily funded through these lending facilities or a syndication in which the Company participates. The principal risk of these lending facilities is the credit risk related to the underlying assets in the SPE, in which the Company generally holds a priority position. As of June 30, 2026 and December 31, 2025, the lending facilities had undrawn commitments to extend credit of $5.0 billion and $4.0 billion, respectively. For more information on commitments to extend credit, see Note 11.
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
The Company’s investments in LIHTC partnerships totaled $2.9 billion and $2.8 billion, respectively, as of June 30, 2026 and December 31, 2025, with unfunded commitments related to these investments totaling $1.0 billion and $1.1 billion, respectively.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes. The Company’s investments in renewable energy entities totaled $224 million and $201 million, respectively, as of June 30, 2026 and December 31, 2025, with unfunded commitments related to these investments totaling $55 million as of June 30, 2026. Unfunded commitments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold, changes in the production tax credit rates set by the Internal Revenue Service, and the achievement of commercial operation for a certain renewable energy project under its power purchase agreement.
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
The Company did not retain any securitization interests resulting from the origination of residential mortgage loans during the three and six months ended June 30, 2026 and 2025.
Other Investments
The Company makes certain equity investments in various tax credit limited partnerships or limited liability companies in order to achieve a satisfactory return on capital and to assist the Company in achieving goals associated with the Community Reinvestment Act.
Citizens Financial Group, Inc. | 65

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Tax credits recognized	$116	$104	$226	$210
Other tax benefits recognized	26	26	51	49
Amortization	(112)	(104)	(219)	(206)
Net benefit (expense) included in Income tax expense	30	26	58	53
Other income	3	2	3	4
Allocated income (loss) on investments	(4)	(4)	(8)	(7)
Net benefit (expense) included in Noninterest income	(1)	(2)	(5)	(3)
Net benefit (expense) included in the Consolidated Statements of Operations(1)	$29	$24	$53	$50
(1) Includes the impact of tax credit investments when the election to apply the proportional amortization method was in effect during the periods presented.
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ended June 30, 2026 and 2025.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
Other short-term borrowed funds(1)	$1,159	$58
Total short-term borrowed funds	$1,159	$58
(1) Consists primarily of FHLB advances and short positions held by the Company’s commercial broker dealer as of June 30, 2026, and short positions held by the Company’s commercial broker dealer as of December 31, 2025. See Note 8 for additional information regarding forward purchase contracts entered into to economically hedge short positions held by the Company’s commercial broker dealer.
Citizens Financial Group, Inc. | 66

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	June 30, 2026	December 31, 2025
Parent Company:
2.850% fixed-rate senior unsecured notes, due July 2026	$500	$500
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,247	1,246
2.500% fixed-rate senior unsecured notes, due February 2030	299	299
3.250% fixed-rate senior unsecured notes, due April 2030	748	747
3.750% fixed-rate reset subordinated debt, due February 2031(1)	—	69
4.300% fixed-rate reset subordinated debt, due February 2031(1)	—	135
4.350% fixed-rate reset subordinated debt, due February 2031(1)	—	60
5.253% fixed/floating-rate senior unsecured notes, due March 2031	747	747
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,245	1,244
2.638% fixed-rate subordinated debt, due September 2032	580	577
6.645% fixed/floating-rate senior unsecured notes, due April 2035	746	746
5.299% fixed-reset subordinated notes, due January 2036	398	—
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
4.575% fixed/floating-rate senior unsecured notes, due August 2028	799	799
4.192% fixed/floating-rate senior unsecured notes, due January 2029	748	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 3.968% weighted average rate, due through 2045(2)(3)	5,763	2,013
Secured borrowings, 5.565% weighted average rate, due through 2031(2)(4)	955	1,625
Other	17	19
Total long-term borrowed funds	$15,190	$11,224
(1) Notes were redeemed in February 2026.
(2) Rate disclosed reflects the weighted average rate as of June 30, 2026.
(3) Represents floating-rate advances that are prepayable without penalty if paid on the monthly interest rate-reset date.
(4) Collateralized by loans. See Note 6 for additional information.
At June 30, 2026, the Company’s long-term borrowed funds include principal balances of $15.3 billion and unamortized debt issuance costs and discounts of $66 million. At December 31, 2025, the Company’s long-term borrowed funds include principal balances of $11.3 billion and unamortized debt issuance costs and discounts of $71 million.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $11.6 billion and $7.1 billion at June 30, 2026 and December 31, 2025, respectively. The Company’s available FHLB borrowing capacity was $18.9 billion and $22.1 billion at June 30, 2026 and December 31, 2025, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At June 30, 2026, the Company’s unused secured borrowing capacity was approximately $78.3 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
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
Citizens Financial Group, Inc. | 67

The following table presents derivative assets and liabilities included in the Consolidated Balance Sheets:

	June 30, 2026			December 31, 2025
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$60,182	$190	$52	$67,358	$366	$25
Derivatives not designated as hedging instruments:
Interest rate contracts	194,972	139	515	180,977	187	446
Foreign exchange contracts	36,756	578	368	40,401	510	373
Commodities contracts	14,131	629	585	10,974	458	405
TBA contracts	7,647	13	16	3,043	2	6
Other contracts	1,526	29	3	968	9	3
Total derivatives not designated as hedging instruments	255,032	1,388	1,487	236,363	1,166	1,233
Total gross derivatives	315,214	1,578	1,539	303,721	1,532	1,258
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(462)	(462)		(342)	(342)
Less: Cash collateral applied(1)		(544)	(67)		(494)	(137)
Total net derivatives presented in the Consolidated Balance Sheets		$572	$1,010		$696	$779
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
Derivatives Designated As Hedging Instruments
The Company’s institutional derivatives qualify for hedge accounting treatment. The net interest accruals on interest rate swaps designated in a fair value or cash flow hedge relationship are treated as an adjustment to interest income or interest expense of the item being hedged. At inception, the Company documents each hedging relationship and the related risk-management objective and strategy. In addition, the effectiveness of each hedge relationship is monitored during the duration of the hedge period. The methods utilized to assess hedge effectiveness vary based on the hedge relationship, with each relationship monitored to ensure that management’s initial intent continues to be satisfied. Hedge accounting treatment is discontinued when the derivative is terminated or when it is determined that a derivative is not expected to be, or has ceased to be, an effective hedge. Changes in the fair value of a derivative are reflected in earnings after termination of the hedge relationship.
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At June 30, 2026 and December 31, 2025, the Company has designated $3.8 billion of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. At June 30, 2026 and December 31, 2025, the Company has also designated $1.7 billion and $2.8 billion, respectively, of interest rate swaps as fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities portfolio.
Citizens Financial Group, Inc. | 68

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended June 30, 2026
Gains (losses) on fair value hedges recognized on:
Hedged items	($58)	$—
Derivatives	60	—
Amounts related to interest settlements on derivatives	(2)	—
Total net interest income recognized on fair value hedges	$—	$—
Three Months Ended June 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$50	($2)
Derivatives	(50)	2
Amounts related to interest settlements on derivatives	13	(3)
Total net interest income recognized on fair value hedges	$13	($3)
Six Months Ended June 30, 2026
Gains (losses) on fair value hedges recognized on:
Hedged items	($97)	$—
Derivatives	99	—
Amounts related to interest settlements on derivatives	(2)	—
Total net interest income recognized on fair value hedges	$—	$—
Six Months Ended June 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$166	($4)
Derivatives	(168)	4
Amounts related to interest settlements on derivatives	24	(5)
Total net interest income recognized on fair value hedges	$22	($5)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	June 30, 2026	December 31, 2025
(dollars in millions)	Debt securities available for sale(1)	Debt securities available for sale(1)
Carrying amount of hedged assets(2)	$6,458	$8,009
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(48)	48
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.8 billion and $5.1 billion, respectively, including associated cumulative basis adjustments of $(40) million and $17 million, respectively. The amount of the designated hedging instruments was $3.8 billion at June 30, 2026 and December 31, 2025.
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
Citizens Financial Group, Inc. | 69

The following table presents the pretax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Pretax net gains (losses) recognized in OCI	($246)	$113	($415)	$397
Pretax net gains (losses) reclassified from AOCI into interest income	(73)	(196)	(186)	(398)
Pretax net gains (losses) reclassified from AOCI into noninterest income	—	(1)	—	(1)
Pretax net gains (losses) reclassified from AOCI into interest expense	—	(1)	—	(1)
Using the June 30, 2026 interest rate curve, the Company estimates that $114 million in pretax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges after June 30, 2026.
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
Citizens Financial Group, Inc. | 70

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2026	2025	2026	2025
Economic hedge type:
Customer interest rate contracts	($123)	$70	($240)	$235	Foreign exchange and derivative products
Derivatives hedging interest rate risk	136	(62)	262	(219)	Foreign exchange and derivative products
Customer foreign exchange contracts	(63)	319	(151)	417	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	88	(399)	206	(530)	Foreign exchange and derivative products
Customer commodity contracts	(268)	(302)	41	41	Foreign exchange and derivative products
Derivatives hedging commodity price risk	274	307	(26)	(29)	Foreign exchange and derivative products
Residential loan commitments	—	3	(11)	9	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	(5)	(1)	14	(14)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(14)	5	(22)	27	Mortgage banking fees
Derivative contracts used to hedge equity price risk	13	11	14	11	Capital markets fees
Total	$38	($49)	$87	($52)
Citizens Financial Group, Inc. | 71

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the components of the Company’s OCI:

(dollars in millions)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2026
Net unrealized gains (losses) on cash flow hedges arising during the period	($246)	$66	($180)
Reclassification of net (gains) losses on cash flow hedges to earnings	73	(20)	53
Net unrealized gains (losses) on cash flow hedges	(173)	46	(127)
Net unrealized gains (losses) on AFS securities arising during the period	(94)	23	(71)
Reclassification of net (gains) losses on investment securities to earnings	32	(8)	24
Net unrealized gains (losses) on investment securities	(62)	15	(47)
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	1	—	1
Defined benefit plans	1	—	1
Total other comprehensive income (loss)	($234)	$61	($173)
Three Months Ended June 30, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	$113	($30)	$83
Reclassification of net (gains) losses on cash flow hedges to earnings	198	(53)	145
Net unrealized gains (losses) on cash flow hedges	311	(83)	228
Net unrealized gains (losses) on AFS securities arising during the period	76	(20)	56
Reclassification of net (gains) losses on investment securities to earnings	23	(6)	17
Net unrealized gains (losses) on investment securities	99	(26)	73
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	2	(1)	1
Defined benefit plans	2	(1)	1
Total other comprehensive income (loss)	$412	($110)	$302
Six Months Ended June 30, 2026
Net unrealized gains (losses) on cash flow hedges arising during the period	($415)	$111	($304)
Reclassification of net (gains) losses on cash flow hedges to earnings	186	(50)	136
Net unrealized gains (losses) on cash flow hedges	(229)	61	(168)
Net unrealized gains (losses) on AFS securities arising during the period	(227)	56	(171)
Reclassification of net (gains) losses on investment securities to earnings	57	(14)	43
Net unrealized gains (losses) on investment securities	(170)	42	(128)
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	6	(1)	5
Defined benefit plans	6	(1)	5
Total other comprehensive income (loss)	($393)	$102	($291)
Six Months Ended June 30, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	$397	($106)	$291
Reclassification of net (gains) losses on cash flow hedges to earnings	400	(107)	293
Net unrealized gains (losses) on cash flow hedges	797	(213)	584
Net unrealized gains (losses) on AFS securities arising during the period	453	(115)	338
Reclassification of net (gains) losses on investment securities to earnings	40	(10)	30
Net unrealized gains (losses) on investment securities	493	(125)	368
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	6	(2)	4
Defined benefit plans	6	(2)	4
Total other comprehensive income (loss)	$1,296	($340)	$956
Citizens Financial Group, Inc. | 72

The following table summarizes the activity in each component of AOCI, net of income taxes:

(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Three Months Ended June 30, 2026
Balance at April 1, 2026	($159)	($1,684)	($245)	($2,088)
Other comprehensive income (loss) before reclassifications	(180)	(71)	—	(251)
Amounts reclassified from AOCI to earnings	53	24	1	78
Total other comprehensive income (loss)	(127)	(47)	1	(173)
Balance at June 30, 2026	($286)	($1,731)	($244)	($2,261)
Three Months Ended June 30, 2025
Balance at April 1, 2025	($569)	($2,074)	($298)	($2,941)
Other comprehensive income (loss) before reclassifications	83	56	—	139
Amounts reclassified from AOCI to earnings	145	17	1	163
Total other comprehensive income (loss)	228	73	1	302
Balance at June 30, 2025	($341)	($2,001)	($297)	($2,639)
Six Months Ended June 30, 2026
Balance at January 1, 2026	($118)	($1,603)	($249)	($1,970)
Other comprehensive income (loss) before reclassifications	(304)	(171)	—	(475)
Amounts reclassified from AOCI to earnings	136	43	5	184
Total other comprehensive income (loss)	(168)	(128)	5	(291)
Balance at June 30, 2026	($286)	($1,731)	($244)	($2,261)
Six Months Ended June 30, 2025
Balance at January 1, 2025	($925)	($2,369)	($301)	($3,595)
Other comprehensive income (loss) before reclassifications	291	338	—	629
Amounts reclassified from AOCI to earnings	293	30	4	327
Total other comprehensive income (loss)	584	368	4	956
Balance at June 30, 2025	($341)	($2,001)	($297)	($2,639)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			June 30, 2026			December 31, 2025
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series E	1,000	(1)	450,000	(2)	437	450,000	437
Series G	1,000		300,000		296	300,000	296
Series H	1,000	(1)	400,000	(3)	392	400,000	392
Series I	1,000	(1)	400,000	(4)	393	400,000	393
Total			2,150,000		$2,111	2,150,000	$2,111
(1) Equivalent to $25 per depositary share.
(2) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(3) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.
(4) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series I Preferred Stock.
Citizens Financial Group, Inc. | 73

For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 15 in the Company’s 2025 Form 10-K.
Dividends
The following tables summarize the Company’s common and preferred stock dividend activity:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.46	$198	$198	$0.42	$185	$185
Preferred stock
Series B	$17.54	$5	$5	$19.08	$6	$6
Series C	17.94	6	5	19.47	6	6
Series E	12.50	5	5	12.50	6	5
Series F	—	—	—	14.12	5	5
Series G	10.00	3	3	10.00	3	3
Series H	18.44	8	8	18.44	8	8
Series I	16.25	6	7	—	—	—
Total preferred stock		$33	$33		$34	$33

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.92	$396	$396	$0.84	$371	$371
Preferred stock
Series B	$34.83	$10	$10	$38.19	$12	$12
Series C	35.61	11	11	38.97	12	12
Series E	25.00	11	11	25.00	11	11
Series F	—	—	—	28.25	11	11
Series G	20.00	6	6	20.00	6	6
Series H	36.88	15	15	36.88	15	15
Series I	32.50	13	18	—	—	—
Total preferred stock		$66	$71		$67	$67
Treasury Stock
During the six months ended June 30, 2026 and 2025, the Company repurchased $525 million, or 8,324,166 shares, and $400 million, or 9,612,964 shares, respectively, of its outstanding common stock, which are held in treasury stock.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 17 in the Company’s 2025 Form 10-K.

(dollars in millions)	June 30, 2026	December 31, 2025
Commitments to extend credit	$109,801	$105,880
Letters of credit	2,731	1,902
Loans sold with recourse	79	85
Risk participation agreements	18	37
Other commitments	7	11
Total	$112,636	$107,915
Citizens Financial Group, Inc. | 74

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
Risk Participation Agreements
RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At June 30, 2026, the remaining terms on these RPAs ranged from less than one year to nine years.
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
Citizens Financial Group, Inc. | 75

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

	June 30, 2026			December 31, 2025
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$920	$901	$19	$895	$872	$23
Commercial loans held for sale	149	156	(7)	170	185	(15)
Citizens Financial Group, Inc. | 76

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at June 30, 2026:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$32,976	$—	$32,976	$—
Collateralized loan obligations	40	—	40	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,431	4,431	—	—
Total debt securities available for sale	37,448	4,431	33,017	—
Loans held for sale:
Residential loans held for sale	920	—	920	—
Commercial loans held for sale	149	—	149	—
Total loans held for sale, at fair value	1,069	—	1,069	—
Mortgage servicing rights	1,482	—	—	1,482
Derivative assets:
Interest rate contracts	329	—	329	—
Foreign exchange contracts	578	—	578	—
Commodities contracts	629	—	629	—
TBA contracts	13	—	13	—
Other contracts	29	—	20	9
Total derivative assets	1,578	—	1,569	9
Equity securities, at fair value(1)	316	316	—	—
Short-term investments	438	417	21	—
Total assets	$42,331	$5,164	$35,676	$1,491
Derivative liabilities:
Interest rate contracts	$567	$—	$567	$—
Foreign exchange contracts	368	—	368	—
Commodities contracts	585	—	585	—
TBA contracts	16	—	16	—
Other contracts	3	—	1	2
Total derivative liabilities	1,539	—	1,537	2
Short-term borrowed funds	461	460	1	—
Other liabilities	65	—	65	—
Total liabilities	$2,065	$460	$1,603	$2
(1) Excludes investments of $70 million included in Other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $12 million at June 30, 2026, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 78

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,462	$1	$1,455	$5
Issuances	48	16	96	33
Settlements(2)	(39)	(9)	(85)	(18)
Changes in fair value recognized in earnings(3)	11	(1)	16	(13)
Ending balance	$1,482	$7	$1,482	$7

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,397	$5	$1,491	$1
Issuances	48	18	75	34
Sales(1)	—	—	(72)	—
Settlements(2)	(40)	(11)	(79)	(27)
Changes in fair value recognized in earnings(3)	21	3	11	7
Ending balance	$1,426	$15	$1,426	$15
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
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities:

			June 30, 2026	December 31, 2025
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	6-16% CPR (7% CPR)	6-15% CPR (7% CPR)
		Option adjusted spread	398-1,001 bps (553 bps)	398-1,038 bps (588 bps)
Other derivative contracts	Internal Model	Pull through rate	24-100% (85%)	8-100% (85%)
		MSR value	26-181 bps (131 bps)	25-177 bps (134 bps)
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
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. The following table presents losses recorded in earnings on assets measured at fair value on a nonrecurring basis, regardless of whether the asset is still held at period end:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Collateral-dependent loans	($24)	($26)	($50)	($85)

The following table presents the carrying amount and fair value hierarchy of assets that were held as of the period end indicated and for which a nonrecurring fair value adjustment was recorded in earnings during the year. Carrying amount represents the fair value of the asset as of its measurement date, or date on which a nonrecurring fair value adjustment was recorded.

	June 30, 2026				December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$123	$—	$32	$91	$135	$—	$24	$111
Citizens Financial Group, Inc. | 79

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions.

	June 30, 2026
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$7,638	$6,784	$—	$—	$7,343	$6,491	$295	$293
Loans held for sale	389	389	—	—	—	—	389	389
Net loans and leases	145,522	146,418	—	—	471	471	145,051	145,947
Other assets	991	991	—	—	943	943	48	48
Financial liabilities:
Deposits	185,620	185,558	—	—	185,620	185,558	—	—
Short-term borrowed funds	698	698	—	—	698	698	—	—
Long-term borrowed funds	15,190	15,007	—	—	15,190	15,007	—	—

	December 31, 2025
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$7,933	$7,150	$—	$—	$7,595	$6,812	$338	$338
Loans held for sale	133	133	—	—	—	—	133	133
Net loans and leases	140,749	140,131	—	—	437	437	140,312	139,694
Other assets	807	807	—	—	768	768	39	39
Financial liabilities:
Deposits	183,313	183,277	—	—	183,313	183,277	—	—
Short-term borrowed funds	6	6	—	—	6	6	—	—
Long-term borrowed funds	11,224	11,472	—	—	11,224	11,472	—	—
(1) Excludes cash-related financial instruments not recorded at fair value in the Consolidated Balance Sheets with a carrying value and estimated fair value of $13.4 billion and $13.6 billion at June 30, 2026 and December 31, 2025, respectively.
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
Citizens Financial Group, Inc. | 80

The following tables present noninterest income segregated by revenue from contracts with customers and revenue from other sources, disaggregated by business segment. Revenue from other sources primarily includes income from letter of credit and loan fees, foreign exchange and derivative products, and mortgage banking fees.

	Three Months Ended June 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$79	$39	$—	$118
Capital markets fees	—	144	—	144
Wealth fees	102	—	—	102
Card fees	73	13	—	86
Other banking fees	—	1	—	1
Total revenue from contracts with customers	$254	$197	$—	$451
Total revenue from other sources(1)	60	95	46	201
Total noninterest income	$314	$292	$46	$652

	Three Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$77	$34	$—	$111
Capital markets fees	—	95	—	95
Wealth fees	88	—	—	88
Card fees	74	13	—	87
Other banking fees	—	2	—	2
Total revenue from contracts with customers	$239	$144	$—	$383
Total revenue from other sources(1)	90	88	39	217
Total noninterest income	$329	$232	$39	$600

	Six Months Ended June 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$155	$74	$—	$229
Capital markets fees	—	264	—	264
Wealth fees	202	—	—	202
Card fees	138	24	4	166
Other banking fees	1	4	—	5
Total revenue from contracts with customers	$496	$366	$4	$866
Total revenue from other sources(1)	117	189	86	392
Total noninterest income	$613	$555	$90	$1,258

	Six Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$151	$68	$—	$219
Capital markets fees	—	190	—	190
Wealth fees	169	—	—	169
Card fees	141	26	—	167
Other banking fees	1	4	—	5
Total revenue from contracts with customers	$462	$288	$—	$750
Total revenue from other sources(1)	164	159	71	394
Total noninterest income	$626	$447	$71	$1,144
(1) Includes bank-owned life insurance income of $33 million and $28 million for the three months ended June 30, 2026 and 2025, respectively, and $62 million and $55 million for the six months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026 and 2025, the Company recognized trailing commissions of $5 million and $4 million, respectively, related to previous investment sales. For the six months ended June 30, 2026 and 2025, the Company recognized $9 million and $8 million, respectively.
Citizens Financial Group, Inc. | 81

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of Other operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Marketing	$43	$45	$84	$85
Deposit insurance	38	38	68	76
Other	91	85	167	164
Other operating expense	$172	$168	$319	$325
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2026	2025	2026	2025
Numerator (basic and diluted):
Net income	$587	$436	$1,104	$809
Less: Preferred stock dividends	33	34	66	67
Net income available to common stockholders	$554	$402	$1,038	$742
Denominator:
Weighted-average common shares outstanding - basic	422,871,137	433,640,210	424,100,982	435,967,554
Dilutive common shares: share-based awards	3,810,711	2,899,564	4,173,096	3,375,149
Weighted-average common shares outstanding - diluted	426,681,848	436,539,774	428,274,078	439,342,703
Earnings per common share:
Basic	$1.31	$0.93	$2.45	$1.70
Diluted(1)	1.30	0.92	2.42	1.69
(1) Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 4,655 and 1,703,819 for the three months ended June 30, 2026 and 2025, respectively, and 5,077 and 1,144,513 for the six months ended June 30, 2026 and 2025, respectively.
NOTE 16 - BUSINESS SEGMENTS
The Company is managed by its CODM, the Chief Executive Officer, on a segment basis. The Company’s two reportable business segments are Consumer Banking and Commercial Banking. The business segments are determined based on the products and services provided, or the type of customer served. Each business segment is managed by a segment head who reports, directly or indirectly, to the Chief Executive Officer, who has final authority for resource allocation and performance assessment. The business segments reflect this management structure and the manner in which financial information is currently evaluated by the Chief Executive Officer.
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
Citizens Financial Group, Inc. | 82

For more information on the Company’s business segments, as well as Other non-segment operations, see Note 24 in the Company’s 2025 Form 10-K.
The following tables present certain financial data of the Company’s business segments:

	Three Months Ended June 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,348	$467	($184)	$1,631
Noninterest income	314	292	46	652
Total revenue	1,662	759	(138)	2,283
Direct expenses(1)(2)	725	222	447	1,394
Indirect expenses(3)	291	104	(395)	—
Noninterest expense	1,016	326	52	1,394
Profit (loss) before provision (benefit) for credit losses	646	433	(190)	889
Provision (benefit) for credit losses	72	63	(1)	134
Income (loss) before income tax expense (benefit)	574	370	(189)	755
Income tax expense (benefit)	148	90	(70)	168
Net income (loss)	$426	$280	($119)	$587
Total average assets	$85,302	$69,614	$74,347	$229,263
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $31 million, $4 million, and $72 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Three Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,218	$439	($220)	$1,437
Noninterest income	329	232	39	600
Total revenue	1,547	671	(181)	2,037
Direct expenses(1)(2)	679	219	421	1,319
Indirect expenses(3)	284	98	(382)	—
Noninterest expense	963	317	39	1,319
Profit (loss) before provision (benefit) for credit losses	584	354	(220)	718
Provision (benefit) for credit losses	81	84	(1)	164
Income (loss) before income tax expense (benefit)	503	270	(219)	554
Income tax expense (benefit)	127	64	(73)	118
Net income (loss)	$376	$206	($146)	$436
Total average assets	$78,822	$66,284	$72,555	$217,661
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $32 million, $5 million, and $77 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
Citizens Financial Group, Inc. | 83

	Six Months Ended June 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,657	$923	($387)	$3,193
Noninterest income	613	555	90	1,258
Total revenue	3,270	1,478	(297)	4,451
Direct expenses(1)(2)	1,449	450	873	2,772
Indirect expenses(3)	595	210	(805)	—
Noninterest expense	2,044	660	68	2,772
Profit (loss) before provision (benefit) for credit losses	1,226	818	(365)	1,679
Provision (benefit) for credit losses	143	127	4	274
Income (loss) before income tax expense (benefit)	1,083	691	(369)	1,405
Income tax expense (benefit)	279	168	(146)	301
Net income (loss)	$804	$523	($223)	$1,104
Total average assets	$84,590	$68,681	$73,486	$226,757
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $63 million, $8 million, and $145 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Six Months Ended June 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$2,411	$880	($463)	$2,828
Noninterest income	626	447	71	1,144
Total revenue	3,037	1,327	(392)	3,972
Direct expenses(1)(2)	1,348	437	848	2,633
Indirect expenses(3)	569	207	(776)	—
Noninterest expense	1,917	644	72	2,633
Profit (loss) before provision (benefit) for credit losses	1,120	683	(464)	1,339
Provision (benefit) for credit losses	167	161	(11)	317
Income (loss) before income tax expense (benefit)	953	522	(453)	1,022
Income tax expense (benefit)	241	120	(148)	213
Net income (loss)	$712	$402	($305)	$809
Total average assets	$78,182	$65,827	$72,980	$216,989
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $61 million, $10 million, and $155 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are presented in the “Market Risk” section of Part I, Item 2 and are incorporated herein by reference.
Citizens Financial Group, Inc. | 84

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
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required by this item is presented in Note 11 and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should consider the risks described under Item 1A “Risk Factors” in the Company’s 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended June 30, 2026 are included below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(1)
April 1, 2026 - April 30, 2026	3,189,345	$63.99	3,189,095	$795,928,221
May 1, 2026 - May 31, 2026	—	$—	—	$795,928,221
June 1, 2026 - June 30, 2026	327,052	$63.99	327,052	$775,000,000
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
Citizens Financial Group, Inc. | 85

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective October 6, 2025 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed October 6, 2025)

3.2
Certificate of Designations of the Registrant with respect to the Series J Preferred Stock, dated July 27, 2026, filed with the Secretary of State of the State of Delaware and effective July 27, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed July 31, 2026)

3.3
Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

10.1	Citizens Financial Group, Inc. Non-Employee Directors Compensation Policy, amended and effective as of April 23, 2026†*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
Citizens Financial Group, Inc. | 86

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2026.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Christopher J. Schnirel
Name: Christopher J. Schnirel
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Citizens Financial Group, Inc. | 87