Form 10-Q
period 2026-09-30
CITIZENS FINANCIAL GROUP INC/RI
filed 2026-10-28
CIK 759944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 419,195,029 shares of the registrant’s common stock ($0.01 par value) outstanding on October 23, 2026.

Citizens Financial Group, Inc. | 2

GLOSSARY OF ACRONYMS AND TERMS
    The following is a list of common acronyms and terms used regularly in our financial reporting:

ACL	Allowance for Credit Losses: Allowance for Loan and Lease Losses plus Allowance for Unfunded Lending Commitments
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Board or Board of Directors	The Board of Directors of Citizens Financial Group, Inc.
bps	Basis Points
CBNA	Citizens Bank, National Association
CCB	Capital Conservation Buffer
CET1	Common Equity Tier 1
CET1 capital ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III standardized approach
Citizens, CFG, the Company, we, us, or our	Citizens Financial Group, Inc. and its Consolidated Subsidiaries
CLTV	Combined Loan to Value
CODM	Chief Operating Decision Maker
CRE	Commercial Real Estate
Efficiency Ratio	Noninterest expense divided by total revenue, inclusive of net interest income and noninterest income
EPS	Earnings Per Share
EVE	Economic Value of Equity
Exchange Act	The Securities Exchange Act of 1934, as amended
Fannie Mae (FNMA)	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FDM	Financially Distressed Modification
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit rating)
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
Freddie Mac (FHLMC)	Federal Home Loan Mortgage Corporation
FTE	Fully Taxable Equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross Domestic Product
Ginnie Mae (GNMA)	Government National Mortgage Association
GSE	Government Sponsored Enterprise
HTM	Held To Maturity
LHFS	Loans Held for Sale
LIHTC	Low Income Housing Tax Credit
LTV	Loan to Value
M&A	Merger and Acquisition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage Servicing Right
NM	Not meaningful
Citizens Financial Group, Inc. | 3

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
Parent Company	Citizens Financial Group, Inc. (the Parent Company of Citizens Bank, National Association and other subsidiaries)
PCD	Purchased Credit Deteriorated
ROTCE	Return on Average Tangible Common Equity
RPA	Risk Participation Agreement
RWA	Risk-Weighted Assets
SBA	United States Small Business Administration
SCB	Stress Capital Buffer
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
TBA	To-Be-Announced Mortgage Security
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional Tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional Tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualify as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III standardized approach
USDA	United States Department of Agriculture
VA	United States Department of Veterans Affairs
VaR	Value at Risk
VIE	Variable Interest Entity
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
•Our ability to achieve our financial performance goals and execute on our strategic business initiatives, including the continued expansion of Private Bank & Wealth, and our aim to position us as a more innovative, modern, and customer-centric bank;
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
INTRODUCTION
Citizens Financial Group, Inc., headquartered in Providence, Rhode Island, is one of the nation’s oldest and largest financial institutions. We offer a broad range of retail, private banking, wealth management, and commercial banking products and services to individuals, small businesses, middle-market companies, large corporations, and institutions. We help our customers reach their potential by listening to them and by understanding their needs in order to offer tailored advice, ideas, and solutions. In Consumer Banking, we provide an integrated experience that includes mobile and online banking, a full-service customer contact center, and the convenience of approximately 3,000 ATMs and approximately 1,000 branches in 14 states and the District of Columbia. Consumer Banking products and services include a full range of banking, lending, savings, wealth management, and small business offerings. Consumer Banking includes Citizens Private Bank & Wealth, which integrates banking services and wealth management solutions to serve high- and ultra-high-net-worth individuals and families, as well as investors, entrepreneurs, and businesses. In Commercial Banking, we offer a broad complement of financial products and solutions, including lending and leasing, deposit and treasury management services, foreign exchange, interest rate and commodity risk management solutions, as well as loan syndication, corporate finance, merger and acquisition, and debt and equity capital markets capabilities.
At September 30, 2026, we had total assets of $234.5 billion, total deposits of $185.2 billion, and total stockholders’ equity of $25.2 billion. In addition, we had total client assets of $67.3 billion, including assets under management of $39.3 billion, representing assets for which continuous and regular supervisory or management services are provided, and transactional assets of $28.0 billion, representing assets for which execution, custody, recordkeeping, reporting, and other services are provided.
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
Key Financial Highlights
•Net income of $636 million and $1.7 billion for the three and nine months ended September 30, 2026, respectively, increased $142 million and $437 million, with earnings per diluted common share up $0.36 to $1.41 and up $1.09 to $3.83, compared to the same periods in 2025.
•Net interest income of $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2026, respectively, increased $187 million and $552 million, and net interest margin of 3.18% and 3.16%, respectively, increased 19 basis points and 22 basis points, compared to the same periods in 2025. The increase in net interest income reflects higher interest-earning assets and net interest margin, driven by the benefit of lower terminated swap impacts, fixed-rate asset repricing, and improved funding costs.
Citizens Financial Group, Inc. | 7

•Noninterest income of $647 million and $1.9 billion for the three and nine months ended September 30, 2026, respectively, increased $17 million and $131 million compared to the same periods in 2025. These increases were driven by higher wealth fees and growth across several other fee categories, as well as higher capital markets fees during the nine-month period. These increases were partially offset by lower mortgage banking fees, reflecting lower net MSR valuation results and production fees.
•Noninterest expense of $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2026, respectively, increased $58 million and $197 million compared to the same periods in 2025, driven by salaries and employee benefits reflecting the continued Private Bank & Wealth build-out, with compensation associated with growth in capital markets fees also a driver during the nine-month period.
•Provision expense of $125 million and $399 million for the three and nine months ended September 30, 2026, respectively, decreased $29 million and $72 million compared to the same periods in 2025, reflecting improved loan mix, including reductions in CRE general office, and lower loss-content originations in commercial and residential real estate secured.
•The efficiency ratio of 60.0% and 61.5% for the three and nine months ended September 30, 2026, respectively, compared to 63.0% and 65.2% for the same periods in 2025.
•ROTCE of 15.1% and 13.7% for the three and nine months ended September 30, 2026, respectively, compared to 11.7% and 10.8% for the same periods in 2025.
•Tangible book value per common share was $35.78 at September 30, 2026 compared to $38.07 at December 31, 2025.
See “Non-GAAP Financial Measures” for more information regarding the ROTCE and tangible book value per common share non-GAAP financial measures presented herein.
Share Repurchases
In October 2026, we announced that our Board of Directors increased the capacity of our common share repurchase program to $1.95 billion, an increase of $1.3 billion above the $650 million of capacity remaining under the prior June 2025 authorization. During the three months ended September 30, 2026, the Parent Company repurchased $125 million of its outstanding common stock. See Note 10 and Item 2 for additional information on share repurchase activity.
Preferred Stock
In July 2026, we issued $400 million, or 400,000 shares, of 6.750% Fixed-Rate Reset Non-Cumulative Perpetual Series J Preferred Stock, par value $25 per share with a liquidation preference of $1,000 per share (the “Series J Preferred Stock”). Holders of the Series J Preferred Stock will be entitled to receive dividend payments only when, as, and if declared by our Board of Directors. Dividends are payable quarterly in arrears beginning on January 6, 2027.
The net proceeds from the issuance of the Series J Preferred Stock were used to redeem all outstanding shares of our 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Series G Preferred Stock on October 6, 2026, with remaining proceeds used for general corporate purposes.
For more information regarding our Series J Preferred Stock issuance and Series G Preferred Stock redemption, see Note 10.
Debt Offering
In August 2026, CBNA issued $750 million of fixed-to-floating rate senior notes due 2029. These notes bear interest at a rate of 4.870% per annum to August 9, 2028, and at a rate of compounded SOFR plus 0.778% from August 10, 2028 to, but excluding, the maturity date of August 10, 2029.
Common Stock Dividend
In October 2026, we announced that our Board of Directors declared a quarterly common stock dividend of $0.52 per share, a $0.06, or 13%, increase compared with the prior quarter. The dividend is payable on November 13, 2026 to shareholders of record at the close of business on October 30, 2026.
Citizens Financial Group, Inc. | 8

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
Deposit Insurance
In June 2026, the FDIC issued a notice of proposed rulemaking to amend its regulations for determining risk-based deposit insurance assessments for insured depository institutions. The proposal would decrease initial base deposit insurance assessment rate schedules by 1 basis point and provide a downward resolution readiness adjustment to assessment rates for large institutions, such as CBNA. The resolution readiness adjustment includes a 0.5 basis point adjustment for passing virtual data room testing and a 0.5 basis point adjustment for providing prescribed data access. We are currently evaluating the proposal to determine the benefit to the Company.
Stress Testing Requirements
In September 2026, the FRB finalized changes to its SCB rule to reduce year-over-year volatility in the regulatory capital requirements that come out of its annual stress test. Under the final rule, a firm’s SCB requirement will be based on the average results of the two most recent annual supervisory stress tests for firms subject to the stress test each year. Category IV firms will be subject to results averaging only if they elect or are required to participate in consecutive supervisory stress tests. Averaging will begin with SCB requirements calculated in 2028, which take effect on January 1, 2029. The final rule also moves the annual effective date of the SCB requirement from October 1 to January 1 of the following year, which gives firms more time to comply with updated requirements. The final rule takes effect on December 1, 2026.
In September 2026, the FRB also finalized changes to make its supervisory stress testing framework more transparent and publicly accountable. The final rule requires the FRB to seek public comment each year on its stress test scenarios and any material model changes. It also updates the framework the FRB uses to design scenarios, adopts the models for the 2027 stress test, and adjusts the stress test calendar. The final rule takes effect on November 2, 2026.
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

Table 1: Major Components of Net Interest Income
	Three Months Ended September 30,
	2026			2025			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets
Interest-bearing cash and due from banks and deposits in banks	$10,941	$103	3.66%	$9,015	$97	4.24%	$1,926	(58) bps
Taxable investment securities	49,210	462	3.75	46,452	433	3.71	2,758	4
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	49,211	462	3.75	46,453	433	3.71	2,758	4
Commercial and industrial	53,179	750	5.53	46,351	581	4.91	6,828	62
Commercial real estate	23,741	332	5.47	25,799	380	5.76	(2,058)	(29)
Total commercial	76,920	1,082	5.51	72,150	961	5.21	4,770	30
Residential mortgages	36,604	381	4.16	34,134	339	3.98	2,470	18
Home equity	20,571	334	6.45	18,027	322	7.07	2,544	(62)
Automobile	1,317	16	4.91	3,096	35	4.44	(1,779)	47
Education	7,973	124	6.16	8,513	129	5.98	(540)	18
Other retail	3,969	97	9.70	4,091	111	10.92	(122)	(122)
Total retail	70,434	952	5.38	67,861	936	5.49	2,573	(11)
Total loans and leases	147,354	2,034	5.45	140,011	1,897	5.35	7,343	10
Loans held for sale	1,436	22	5.92	2,119	31	5.73	(683)	19
Total interest-earning assets	208,942	2,621	4.96	197,598	2,458	4.92	11,344	4
Noninterest-earning assets	22,308			21,519			789
Total assets	$231,250			$219,117			$12,133
Liabilities and Stockholders’ Equity
Checking with interest	$38,684	$142	1.46%	$34,748	$134	1.54%	$3,936	(8)
Savings	22,923	56	0.98	25,001	86	1.36	(2,078)	(38)
Money market	61,115	395	2.57	57,783	411	2.82	3,332	(25)
Time	20,447	174	3.37	20,355	185	3.61	92	(24)
Total interest-bearing deposits	143,169	767	2.13	137,887	816	2.35	5,282	(22)
Short-term borrowed funds	1,627	12	2.86	589	5	2.91	1,038	(5)
Long-term borrowed funds	14,041	167	4.73	11,643	149	5.11	2,398	(38)
Total borrowed funds	15,668	179	4.54	12,232	154	5.01	3,436	(47)
Total interest-bearing liabilities	158,837	946	2.37	150,119	970	2.56	8,718	(19)
Noninterest-bearing demand deposits	40,567			38,070			2,497
Other noninterest-bearing liabilities	5,917			5,387			530
Total liabilities	205,321			193,576			11,745
Stockholders’ equity	25,929			25,541			388
Total liabilities and stockholders’ equity	$231,250			$219,117			$12,133
Interest rate spread			2.59%			2.36%		23
Net interest income and net interest margin		$1,675	3.18%		$1,488	2.99%		19
Net interest income and net interest margin, FTE(1)		$1,678	3.19%		$1,492	3.00%		19
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$183,736	$767	1.66%	$175,957	$816	1.84%	$7,779	(18)	bps
Citizens Financial Group, Inc. | 11

	Nine Months Ended September 30,
	2026			2025			Change
(dollars in millions)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Yield/ Rate (bps)
Assets:
Interest-bearing cash and due from banks and deposits in banks	$10,623	$297	3.68%	$8,445	$278	4.35%	$2,178	(67) bps
Taxable investment securities	48,084	1,332	3.69	46,354	1,279	3.68	1,730	1
Non-taxable investment securities	1	—	2.60	1	—	2.60	—	—
Total investment securities	48,085	1,332	3.69	46,355	1,279	3.68	1,730	1
Commercial and industrial	51,856	2,101	5.34	44,972	1,645	4.83	6,884	51
Commercial real estate	24,156	993	5.42	26,429	1,151	5.74	(2,273)	(32)
Total commercial	76,012	3,094	5.37	71,401	2,796	5.16	4,611	21
Residential mortgages	35,833	1,101	4.10	33,480	984	3.92	2,353	18
Home equity	19,898	960	6.45	17,338	923	7.11	2,560	(66)
Automobile	1,689	60	4.78	3,727	123	4.41	(2,038)	37
Education	8,198	375	6.12	9,280	405	5.83	(1,082)	29
Other retail	4,015	296	9.86	4,285	346	10.83	(270)	(97)
Total retail	69,633	2,792	5.36	68,110	2,781	5.45	1,523	(9)
Total loans and leases	145,645	5,886	5.36	139,511	5,577	5.31	6,134	5
Loans held for sale	1,553	69	5.87	2,023	83	5.45	(470)	42
Total interest-earning assets	205,906	7,584	4.89	196,334	7,217	4.88	9,572	1
Noninterest-earning assets	22,365			21,372			993
Total assets	$228,271			$217,706			$10,565
Liabilities and Stockholders’ Equity:
Checking with interest	$38,120	$396	1.39%	$33,770	$367	1.45%	$4,350	(6)
Savings	23,596	185	1.05	25,430	260	1.36	(1,834)	(31)
Money market	60,520	1,119	2.47	55,656	1,144	2.75	4,864	(28)
Time	20,747	529	3.40	22,093	642	3.89	(1,346)	(49)
Total interest-bearing deposits	142,983	2,229	2.08	136,949	2,413	2.36	6,034	(28)
Short-term borrowed funds	1,028	25	3.17	729	22	3.85	299	(68)
Long-term borrowed funds	12,753	462	4.82	12,263	466	5.07	490	(25)
Total borrowed funds	13,781	487	4.70	12,992	488	5.00	789	(30)
Total interest-bearing liabilities	156,764	2,716	2.31	149,941	2,901	2.58	6,823	(27)
Noninterest-bearing demand deposits	39,916			37,326			2,590
Other noninterest-bearing liabilities	5,596			5,618			(22)
Total liabilities	202,276			192,885			9,391
Stockholders’ equity	25,995			24,821			1,174
Total liabilities and stockholders’ equity	$228,271			$217,706			$10,565
Interest rate spread			2.58%			2.30%		28
Net interest income and net interest margin		$4,868	3.16%		$4,316	2.94%		22
Net interest income and net interest margin, FTE(1)		$4,877	3.17%		$4,328	2.95%		22
Memo: Total deposits (interest-bearing and noninterest-bearing demand)	$182,899	$2,229	1.63%	$174,275	$2,413	1.85%	$8,624	(22)	bps
(1) Net interest income and net interest margin on an FTE basis are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information.
Net interest income increased $187 million and $552 million for the three and nine months ended September 30, 2026, respectively, and net interest margin increased 19 basis points and 22 basis points, compared to the same periods in 2025. The increase in net interest income reflects higher interest-earning assets and net interest margin, driven by the benefit of lower terminated swap impacts, fixed-rate asset repricing, and improved funding costs.
Average interest-earning assets increased $11.3 billion and $9.6 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by an increase in total loans and leases, cash held in interest-bearing deposits, and investment securities.
Average deposits increased $7.8 billion and $8.6 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven primarily by growth in the Private Bank and in commercial.
Average total borrowed funds increased $3.4 billion and $789 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven primarily by an increase in FHLB advances, partially offset by a decline in auto collateralized borrowings, given paydowns.
Citizens Financial Group, Inc. | 12

Noninterest Income
The following table presents the components of noninterest income:

Table 2: Noninterest Income
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	Percent	2026	2025	Change	Percent
Service charges and fees	$120	$112	$8	7%	$349	$332	$17	5%
Capital markets fees	149	166	(17)	(10)	436	371	65	18
Wealth fees	109	93	16	17	311	262	49	19
Card fees	90	87	3	3	262	260	2	1
Mortgage banking fees	35	49	(14)	(29)	119	181	(62)	(34)
Foreign exchange and derivative products	49	42	7	17	140	122	18	15
Letter of credit and loan fees	54	48	6	13	156	137	19	14
Securities gains, net	11	2	9	NM	24	14	10	71
Other income(1)	30	31	(1)	(3)	108	95	13	14
Noninterest income	$647	$630	$17	3%	$1,905	$1,774	$131	7%
(1) Includes bank-owned life insurance income and other income for all periods presented.
The primary drivers for the change in noninterest income for the three and nine months ended September 30, 2026, compared to the same periods in 2025, are described below:
•Capital markets fees increased during the nine-month period on higher M&A, loan syndication, and bond and equity underwriting fees, but declined during the three-month period, reflecting lower fees from these same activities;
•Wealth fees increased driven primarily by growth in assets under management, reflecting net inflows and market appreciation; and
•Mortgage banking fees decreased reflecting lower net MSR valuation results and production fees, partially offset by higher servicing revenue.
Noninterest Expense
The following table presents the components of noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	Percent	2026	2025	Change	Percent
Salaries and employee benefits	$750	$705	$45	6%	$2,253	$2,082	$171	8%
Equipment and software	202	197	5	3	594	584	10	2
Outside services	174	161	13	8	510	485	25	5
Occupancy	107	106	1	1	329	326	3	1
Other operating expense	160	166	(6)	(4)	479	491	(12)	(2)
Noninterest expense	$1,393	$1,335	$58	4%	$4,165	$3,968	$197	5%
The primary drivers for the change in noninterest expense for the three and nine months ended September 30, 2026, compared to the same periods in 2025, are described below:
•Salaries and employee benefits increased during the three- and nine-month periods, reflecting the continued Private Bank & Wealth build-out, with compensation associated with growth in capital markets fees also a driver during the nine-month period;
•Outside services increased primarily driven by costs to implement our Reimagine the Bank program, which leverages technology innovation to reshape how we serve customers and operate our business; and
•Other operating expense declined during the nine-month period reflecting lower FDIC deposit insurance costs.
Citizens Financial Group, Inc. | 13

Provision for Credit Losses
The provision for credit losses is the result of a detailed analysis performed to estimate our ACL. The total provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. Refer to “Risk Management – Credit Risk” for more information.
Provision expense of $125 million and $399 million for the three and nine months ended September 30, 2026, respectively, compared with a provision of $154 million and $471 million for the same periods in 2025, reflecting improved loan mix, including reductions in CRE general office, and lower loss-content originations in commercial and residential real estate secured.
Income Tax Expense
Income tax expense of $168 million and $469 million increased $33 million and $121 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, with higher pretax income the primary driver. The effective income tax rate of 20.9% and 21.2% for the three and nine months ended September 30, 2026, respectively, compared with 21.4% and 21.1% for the same periods in 2025. The three-month decrease is driven by the recognition of discrete tax benefits. Provision for income taxes is calculated by applying the estimated annual effective tax rate to year-to-date pretax income, adjusting for discrete items that occurred during the period.
Citizens Financial Group, Inc. | 14

CONSOLIDATED BALANCE SHEET ANALYSIS
Securities
The following table presents the major components of securities at amortized cost and fair value:

Table 4: Amortized Cost and Fair Value of Securities
	September 30, 2026		December 31, 2025
(dollars in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
U.S. Treasury and other	$4,736	$4,573	$3,163	$3,123
State and political subdivisions	1	1	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	33,999	31,254	33,379	32,220
Other/non-agency	163	162	268	264
Total mortgage-backed securities	34,162	31,416	33,647	32,484
Collateralized loan obligations	40	40	89	89
Total debt securities available for sale	$38,939	$36,030	$36,900	$35,697
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,024	$6,780	$7,595	$6,812
Total mortgage-backed securities	8,024	6,780	7,595	6,812
Asset-backed securities	274	272	338	338
Total debt securities held to maturity	$8,298	$7,052	$7,933	$7,150
Total debt securities available for sale and held to maturity	$47,237	$43,082	$44,833	$42,847
Equity securities, at cost(2)	$1,067	$1,067	$807	$807
Equity securities, at fair value(2)	412	412	317	317
(1) Excludes portfolio level basis adjustments of $(141) million and $17 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at September 30, 2026 and December 31, 2025.
(2) Included in Other assets in the Consolidated Balance Sheets.
The primary objective of our securities portfolio is to provide a readily available source of liquidity. The portfolio primarily includes high-quality and highly liquid investments that reflect our ongoing commitment to maintain strong contingent liquidity levels and pledging capacity.
As of September 30, 2026, U.S. Treasuries and mortgage-backed securities issued by GNMA and GSEs represented 99% of the fair value of our debt securities portfolio, with approximately $40.0 billion of unencumbered high-quality liquid securities serving as potential collateral for borrowings from the FHLB, FRB discount window, and the Fixed Income Clearing Corporation bilateral repurchase agreement market.
For further discussion of the use of our securities as liquidity collateral, see the “Liquidity Risk” section in this report. For further discussion of liquidity requirements, see “Regulation and Supervision – Liquidity Requirements” in our 2025 Form 10-K.
We manage our securities portfolio duration and convexity risk through asset selection and securities structure, and maintain duration levels within our risk appetite in the context of our broader interest rate risk framework and limits. As of September 30, 2026, the portfolio’s average effective duration, including hedging actions to reduce duration, was 4.6 years compared with 3.8 years as of December 31, 2025.
Citizens Financial Group, Inc. | 15

Loans and Leases
The following table presents loans and leases, excluding LHFS:

Table 5: Composition of Loans and Leases, Excluding LHFS
(dollars in millions)	September 30, 2026	December 31, 2025	Change	Percent
Commercial and industrial	$53,889	$49,232	$4,657	9%
Commercial real estate	23,334	24,580	(1,246)	(5)
Total commercial	77,223	73,812	3,411	5
Residential mortgages	37,036	35,024	2,012	6
Home equity	20,926	19,069	1,857	10
Automobile	1,170	2,310	(1,140)	(49)
Education	7,969	8,416	(447)	(5)
Other retail	3,903	4,061	(158)	(4)
Total retail	71,004	68,880	2,124	3
Total loans and leases	$148,227	$142,692	$5,535	4%
The increase in total loans and leases as of September 30, 2026 compared to December 31, 2025 reflects a $3.4 billion increase in commercial driven by net new money originations in corporate banking and higher line of credit utilization, partially offset by CRE paydowns. Retail reflects a $2.1 billion increase driven by growth in home equity and mortgage, including the Private Bank, partially offset by runoff of the auto loan portfolio.
Deposits
The following table presents the composition of deposits:

Table 6: Composition of Deposits
(dollars in millions)	September 30, 2026	% of Total Deposits	December 31, 2025	% of Total Deposits
Noninterest-bearing demand	$40,916	22%	$40,417	22%
Checking with interest	38,526	21	37,428	20
Savings	22,424	12	24,353	13
Money market	63,379	34	60,062	33
Time	19,983	11	21,053	12
Total deposits	$185,228	100%	$183,313	100%
Total deposits as of September 30, 2026 increased compared to December 31, 2025, reflecting growth in the Private Bank.
The following table presents an analysis of estimated insured/secured deposits as a percentage of total deposits:

Table 7: Uninsured and Insured/Secured Deposits
(dollars in millions)	September 30, 2026	December 31, 2025
Estimated uninsured deposits(1)	$90,005	$86,877
Less: Uninsured affiliate deposits eliminated in consolidation	12,560	11,555
Less: Preferred deposits(1)(2)	6,497	6,923
CFG adjusted estimated uninsured deposits, excluding preferred deposits	70,948	68,399
Total estimated insured/secured deposits	$114,280	$114,914
Insured/secured deposits to total deposits	62%	63%
(1) As reported on CBNA’s Call Report.
(2) Represents uninsured deposits of states and political subdivisions that are secured or collateralized as required under state law.
Insured/secured deposit balances continue to be relatively stable as of September 30, 2026 compared to December 31, 2025. The decrease in the insured/secured deposits percentage during 2026 reflects growth in the Private Bank and a decrease in insured Treasury brokered deposits as we continued to optimize our deposit mix.
Citizens Financial Group, Inc. | 16

Borrowed Funds
Total borrowed funds of $17.8 billion as of September 30, 2026 increased $6.6 billion compared to December 31, 2025, driven by an increase in FHLB advances and senior debt, partially offset by a decline in secured borrowings collateralized by auto loans as the associated portfolio runs off. For more information regarding our borrowed funds, see “Liquidity Risk” and Note 7.
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
The following tables present certain financial data of our reportable business segments. Total reportable business segment financial results differ from total consolidated financial results. These differences are reflected in Other non-segment operations, consisting primarily of treasury and community development, and include assets, liabilities, capital, revenues, provision (benefit) for credit losses, expenses, and income tax expense (benefit) not attributed to the Company’s reportable business segments.

Table 8: Selected Financial Data for Business Segments
	Three Months Ended September 30,
	Consumer Banking		Commercial Banking
(dollars in millions)	2026	2025	2026	2025
Net interest income	$1,393	$1,262	$481	$448
Noninterest income	317	311	285	286
Total revenue	1,710	1,573	766	734
Noninterest expense	1,015	979	333	333
Profit (loss) before credit losses	695	594	433	401
Net charge-offs	74	81	62	78
Income (loss) before income tax expense (benefit)	621	513	371	323
Income tax expense (benefit)	160	130	84	75
Net income (loss)	$461	$383	$287	$248
Average Balances:
Total assets	$87,563	$80,729	$69,091	$66,134
Total loans and leases(1)	80,783	74,274	65,485	62,905
Deposits	135,629	128,547	45,396	44,482
Interest-earning assets	81,400	74,870	66,725	63,719
Citizens Financial Group, Inc. | 17

	Nine Months Ended September 30,
	Consumer Banking		Commercial Banking
(dollars in millions)	2026	2025	2026	2025
Net interest income	$4,050	$3,673	$1,404	$1,328
Noninterest income	930	937	840	733
Total revenue	4,980	4,610	2,244	2,061
Noninterest expense	3,059	2,896	993	977
Profit (loss) before credit losses	1,921	1,714	1,251	1,084
Net charge-offs	217	248	189	239
Income (loss) before income tax expense (benefit)	1,704	1,466	1,062	845
Income tax expense (benefit)	439	371	252	195
Net income (loss)	$1,265	$1,095	$810	$650
Average Balances:
Total assets	$85,592	$79,040	$68,819	$65,931
Total loans and leases(1)	78,821	72,588	65,496	62,801
Deposits	135,168	127,193	44,938	43,056
Interest-earning assets	79,433	73,176	66,410	63,485
(1) Includes LHFS.
Consumer Banking
Net interest income increased $131 million and $377 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by higher net interest margin and growth in average interest-earning assets.
Noninterest income increased $6 million for the three months ended September 30, 2026 and decreased $7 million for the nine months ended September 30, 2026, compared to the same periods in 2025. Both periods reflect higher wealth fees, primarily from growth in assets under management driven by net inflows and market appreciation. They also reflect lower mortgage banking fees, as lower net MSR valuation results and production fees were partially offset by higher servicing revenue.
Noninterest expense increased $36 million and $163 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by salaries and employee benefits reflecting the continued Private Bank & Wealth build-out.
Net charge-offs decreased $7 million and $31 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by other retail during the three-month period, and other retail and education during the nine-month period.
Commercial Banking
Net interest income increased $33 million and $76 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by higher net interest margin and growth in average interest-earning assets.
Noninterest income was stable for the three months ended September 30, 2026 and increased $107 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The increase during the nine-month period was driven by capital markets fees reflecting higher M&A, loan syndication, and bond and equity underwriting fees.
Noninterest expense was stable for the three months ended September 30, 2026 and increased $16 million for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by salaries and benefits reflecting compensation associated with growth in capital markets fees.
Net charge-offs decreased $16 million and $50 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by CRE, partially offset by an increase in commercial and industrial.
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
LTV information on our outstanding residential mortgage and home equity portfolios is updated quarterly based on relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current property value estimate. For home equity and second mortgages, CLTV is the ratio of the first mortgage original principal balance and the second lien outstanding principal balance combined to the current property value estimate. The weighted-average CLTV for our real estate secured portfolio was 50% as of September 30, 2026 and December 31, 2025.
Commercial
Our commercial banking portfolio consists of traditional commercial and industrial loans, commercial leases, and commercial real estate loans.
Citizens Financial Group, Inc. | 19

As discussed in our 2025 Form 10-K, we utilize internal risk ratings to monitor credit quality for commercial loans and leases. Criticized balances include loans with an internal risk rating of Special Mention, Substandard Accrual, or Nonaccrual. Total commercial criticized balances of $5.4 billion at September 30, 2026 decreased from $6.3 billion at December 31, 2025. For more information on internal risk ratings and the distribution of commercial loans and leases by vintage date and internal risk rating, see Note 4. In addition, see discussion of criticized balances below for our commercial and industrial and CRE portfolios.
Commercial and Industrial
The commercial and industrial portfolio includes both loans and leases made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, capital call facilities, or other projects/acquisitions. Commercial and industrial criticized balances of $2.4 billion at September 30, 2026 decreased from $2.6 billion at December 31, 2025 as repayments, upgrades, and charge-offs outpaced downgrades.
The following table presents our commercial and industrial loan portfolio by industry sector:

Table 9: Commercial and Industrial Loans by Industry Sector
	September 30, 2026		December 31, 2025
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Industry sector
Finance and insurance
Capital call facilities	$10,480	7%	$8,579	6%
Secured private credit finance	4,462	3	3,963	3
Other finance and insurance	6,013	4	4,633	3
Other manufacturing	3,432	2	3,604	3
Technology	3,428	2	3,203	2
Accommodation and food services	2,094	1	2,044	1
Health, pharma, and social assistance	2,550	2	2,368	2
Professional, scientific, and technical services	2,515	2	2,407	2
Energy and related	1,978	1	1,816	1
Other services	2,305	2	2,419	2
Wholesale trade	2,851	2	2,604	2
Retail trade	1,822	1	1,744	1
Arts, entertainment, and recreation	1,550	1	1,683	1
Administrative and waste management	1,632	1	1,486	1
Automotive	1,005	1	1,245	1
Rental and leasing	1,897	1	1,257	1
Consumer products manufacturing	606	1	717	1
Other	3,269	2	3,460	2
Total commercial and industrial	$53,889	36%	$49,232	35%
Commercial Real Estate
The CRE portfolio consists of both commercial property and construction loans that support a wide range of property development and investment activities including, but not limited to, multifamily, office spaces, industrial facilities, and retail shopping centers. Commercial real estate criticized balances of $3.0 billion at September 30, 2026 decreased from $3.7 billion at December 31, 2025 as repayments, upgrades, and charge-offs outpaced downgrades. Approximately 97% of CRE loans remain current on payments as of September 30, 2026.
Citizens Financial Group, Inc. | 20

The following table presents our CRE loan portfolio by property type and state:

Table 10: Commercial Real Estate by Property Type and State
	September 30, 2026		December 31, 2025
(dollars in millions)	Balance	% of Total Loans and Leases	Balance	% of Total Loans and Leases
Property type
Multifamily	$8,466	6%	$9,196	6%
Office
Credit tenant lease and life sciences(1)	1,701	1	2,043	1
Other general office	1,947	1	2,416	2
Industrial	1,988	2	2,369	2
Retail	2,611	2	2,714	2
Co-op	1,671	1	1,771	1
Data center	1,544	1	736	1
Hospitality	306	—	331	—
Other	3,100	2	3,004	2
Total commercial real estate	$23,334	16%	$24,580	17%
State
New York	$6,033	4%	$6,238	4%
New Jersey	2,758	2	2,899	2
Pennsylvania	1,904	1	2,166	2
California	3,120	2	2,775	2
Massachusetts	1,503	1	1,638	1
Texas	1,048	1	1,244	1
Florida	673	1	960	1
Other Southeast(2)	1,795	1	2,265	1
Other	4,500	3	4,395	3
Total commercial real estate	$23,334	16%	$24,580	17%
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
Citizens Financial Group, Inc. | 21

The following table presents an aging analysis of accruing and nonaccrual loans for our retail loan portfolio:

Table 11: Retail Loan Portfolio Analysis
	September 30, 2026					December 31, 2025
		Days Past Due and Accruing					Days Past Due and Accruing
	Current	30-59	60-89	90+	Nonaccrual	Current	30-59	60-89	90+	Nonaccrual
Residential mortgages	98.63%	0.20%	0.12%	0.42%	0.63%	98.64%	0.27%	0.13%	0.40%	0.56%
Home equity	97.89	0.43	0.15	—	1.53	97.67	0.50	0.15	0.01	1.67
Automobile	94.36	2.91	1.11	—	1.62	95.37	2.55	0.87	—	1.21
Education	99.04	0.40	0.28	0.03	0.25	99.12	0.43	0.19	0.02	0.24
Other retail	97.98	0.69	0.46	—	0.87	97.44	0.86	0.57	—	1.13
Total retail	98.36%	0.36%	0.18%	0.22%	0.88%	98.26%	0.46%	0.19%	0.21%	0.88%
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
Nonperforming Assets
Nonaccrual loans and leases are those on which the accrual of interest is suspended and exclude LHFS, loans insured or guaranteed by a U.S. government agency, and loans accounted for at fair value. For more information on nonaccrual loans and leases, see Note 4.
The following table presents nonaccrual loans and leases:

Table 12: Nonaccrual Loans and Leases
(dollars in millions)	September 30, 2026	December 31, 2025	Change		Percent
Commercial and industrial	$255	$277	($22)		(8)%
Commercial real estate	578	618	(40)		(6)
Total commercial	833	895	(62)		(7)
Residential mortgages	234	196	38		19
Home equity	321	319	2		1
Automobile	19	28	(9)		(32)
Education	20	20	—		—
Other retail	34	46	(12)		(26)
Total retail	628	609	19		3
Nonaccrual loans and leases	$1,461	$1,504	($43)		(3%)
Nonaccrual loans and leases to total loans and leases	0.99%	1.05%	(6	bps)
Allowance for loan and lease losses to nonaccrual loans and leases	130	129	1%
Allowance for credit losses to nonaccrual loans and leases	149	145	4%
Nonaccrual loans and leases as of September 30, 2026 declined compared to December 31, 2025, driven by improvement in commercial, partially offset by an increase in retail primarily driven by mortgage.
Other real estate owned consists of property acquired through foreclosure or other proceedings and totaled $17 million and $19 million, respectively, as of September 30, 2026 and December 31, 2025.
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
Citizens Financial Group, Inc. | 22

The following table presents the ACL and associated coverage ratio for our loan and lease portfolios:

Table 13: Allocation of the ACL and Related Coverage Ratios by Portfolio
	September 30, 2026				December 31, 2025
(dollars in millions)	Loans and Leases	Allowance	Coverage Ratio	% of Total Loans and Leases(1)	Loans and Leases	Allowance	Coverage Ratio	% of Total Loans and Leases(1)
Allowance for Loan and Lease Losses
Commercial and industrial	$53,889	$500	0.93%	36%	$49,232	$508	1.03%	35%
Commercial real estate	23,334	546	2.34	16	24,580	550	2.24	17
Total commercial	77,223	1,046	1.35	52	73,812	1,058	1.43	52
Residential mortgages	37,036	228	0.62	25	35,024	225	0.64	25
Home equity	20,926	130	0.62	14	19,069	126	0.66	13
Automobile	1,170	5	0.46	1	2,310	10	0.42	2
Education	7,969	259	3.25	5	8,416	261	3.10	6
Other retail	3,903	237	6.08	3	4,061	263	6.48	3
Total retail	71,004	859	1.21	48	68,880	885	1.28	48
Total loans and leases	$148,227	$1,905	1.29%	100%	$142,692	$1,943	1.36%	100%
Allowance for Unfunded Lending Commitments
Commercial(2)		$218	1.64%			$194	1.70%
Retail(3)		49	1.28			46	1.35
Total allowance for unfunded lending commitments		267				240
Allowance for credit losses	$148,227	$2,172	1.47%		$142,692	$2,183	1.53%
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
The ACL as of September 30, 2026 decreased $11 million compared to December 31, 2025, reflecting improved loan mix given reductions in CRE general office and runoff of certain retail portfolios. These factors were partially offset by economic uncertainty and targeted risk concerns.
The following tables present the net charge-off ratio for our loan and lease portfolios:

Table 14: Ratio of Net Charge-Offs to Average Loans and Leases
	Three Months Ended September 30,
	2026			2025
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$41	$53,179	0.31%	$30	$46,351	0.26%
Commercial real estate	32	23,741	0.54	55	25,799	0.85
Total commercial	73	76,920	0.38	85	72,150	0.47
Residential mortgages	—	36,604	—	—	34,134	—
Home equity	—	20,571	—	(3)	18,027	(0.06)
Automobile	1	1,317	0.18	4	3,096	0.43
Education	20	7,973	1.01	20	8,513	0.92
Other retail	43	3,969	4.23	56	4,091	5.45
Total retail	64	70,434	0.36	77	67,861	0.45
Total loans and leases	$137	$147,354	0.37%	$162	$140,011	0.46%
Citizens Financial Group, Inc. | 23

	Nine Months Ended September 30,
	2026			2025
(dollars in millions)	Net Charge-Offs	Average Balance	Ratio	Net Charge-Offs	Average Balance	Ratio
Commercial and industrial	$125	$51,856	0.32%	$99	$44,972	0.30%
Commercial real estate	92	24,156	0.51	159	26,429	0.81
Total commercial	217	76,012	0.38	258	71,401	0.48
Residential mortgages	(2)	35,833	—	—	33,480	—
Home equity	2	19,898	0.02	(5)	17,338	(0.04)
Automobile	4	1,689	0.26	15	3,727	0.52
Education	56	8,198	0.92	89	9,280	1.28
Other retail	133	4,015	4.39	172	4,285	5.38
Total retail	193	69,633	0.37	271	68,110	0.53
Total loans and leases	$410	$145,645	0.38%	$529	$139,511	0.51%
For the three and nine months ended September 30, 2026, net charge-offs decreased $25 million and $119 million, respectively, and the net charge-off ratio decreased 9 basis points and 13 basis points, respectively, compared to the same periods in 2025. These declines during the three and nine months ended September 30, 2026 are primarily driven by CRE and other retail, with education also a driver during the nine-month period reflecting a $25 million charge-off resulting from the sale of education loans in the first quarter of 2025.
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
Citizens Financial Group, Inc. | 24

The following table presents the sensitivity of net interest income to parallel shifts in the yield curve from the market-implied forward curve. Our policies measure exposure as the percentage change in net interest income over the next twelve months resulting from either instantaneous or gradual parallel changes in rates relative to that curve. As the table illustrates, our balance sheet is slightly asset sensitive; net interest income would benefit from an increase in interest rates, and exposure to a decline in rates remains within our approved policy limits. Although this analysis includes an instantaneous and severe shift in rates, we believe any actual shift would be more gradual and would therefore have a more modest impact.

Table 15: Sensitivity of Net Interest Income
	Estimated % Change in Net Interest Income over 12 Months
Basis points	September 30, 2026	December 31, 2025
Gradual Change in Interest Rates
+200	0.9%	2.0%
+100	0.5	1.0
-100	(0.7)	(1.1)
-200	(1.3)	(2.4)
Instantaneous Change in Interest Rates
+200	0.4%	1.8%
+100	0.5	1.1
-100	(0.7)	(1.9)
-200	(1.8)	(4.8)
We manage asset sensitivity within the scope of our policy limits and in response to changing market conditions and changes in our balance sheet. Our base case assumes that the forward-rate path implied by the period-end yield curve is realized, with rate risk exposure measured based on changes from that base case.
Our risk position is slightly asset sensitive to a gradual change in rates as of September 30, 2026, consistent with our position as of December 31, 2025. Our interest rate sensitivity reflects changes in balance sheet mix, including securities, loans, deposits, borrowed funds, and hedging activity. Receive-fixed swaps that offset our naturally asset-sensitive balance sheet are our primary tool for managing overall asset sensitivity, and we use pay-fixed swaps against our securities portfolio to protect capital by reducing AOCI volatility.
As a supplement to net interest income simulation, we measure exposure to structural interest rate risk using EVE, which estimates risk over a long-term horizon. EVE measures the extent to which the economic value of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates, and the change in value is expressed as a percentage of regulatory capital. This analysis depends heavily on assumptions applied to assets and liabilities with non-contractual maturities. We use models for prepayments and for deposit pricing and attrition that provide a granular view of cash flows based on the characteristics of the underlying products and customer segments.
As part of our Asset and Liability Management strategy, we use interest rate derivative contracts to manage exposure to variability in the interest cash flows on our floating-rate assets and wholesale funding, to manage exposure to variability in the fair value of AFS securities, and to hedge market risk on fixed-rate capital markets debt issuances.
Citizens Financial Group, Inc. | 25

The following table presents interest rate derivative contracts that we have entered into as of September 30, 2026 and December 31, 2025:

Table 16: Interest Rate Hedges Used to Manage Non-Trading Interest Rate Exposure
	September 30, 2026				December 31, 2025
		Weighted Average				Weighted Average
(dollars in millions)	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate	Notional Amount	Maturity (Years)	Fixed Rate	Reset Rate
Fair value hedges:
Asset conversion swaps:
AFS securities:
Pay fixed/receive SOFR	$4,961	3.4	3.8%	3.9%	$6,608	3.8	3.8%	3.9%
Pay fixed/receive SOFR - forward-starting	—	—	—	—	—	—	—	—
Liability conversion swaps:
Long-term borrowed funds:
Receive fixed/pay SOFR	750	1.9	4.1	3.9	—	—	—	—
Total fair value hedges	$5,711				$6,608
Cash flow hedges:
Asset conversion swaps:
Loans:
Swaps
Receive fixed/pay SOFR	$32,750	1.2	3.4	3.9	$30,750	1.0	3.4	3.9
Receive fixed/pay SOFR - forward-starting	13,250	3.1	3.7	4.5	17,000	3.3	3.6	3.3
Basis swaps
Receive SOFR/pay 1-month term SOFR	7,500	0.5	—	3.9/3.9	12,000	0.8	—	3.9/3.7
Receive SOFR/pay 1-month term SOFR - forward-starting	—	—	—	—	1,000	1.0	—	3.9/3.7
Total cash flow hedges	$53,500				$60,750
Total hedges	$59,211				$67,358
Included in AOCI are pretax net losses from terminated swaps of $71 million that will reduce net interest income by $27 million in the fourth quarter of 2026 and $44 million thereafter.
Capital Markets
A key component of our capital markets activities is the underwriting and distribution of corporate credit facilities that finance M&A transactions and other corporate purposes for our clients. These activities are subject to a rigorous risk management process, including a limit structure that caps underwriting risk and potential loss and establishes sub-limits for specific asset classes. Authority to approve underwriting exposure is delegated only to senior individuals in our credit risk management and capital markets organizations, with each transaction requiring the approval of at least one business approver and one credit approver. Such approvals are generally handled in the context of a committee meeting forum known as the Loan Underwriting Approval Committee.
Mortgage Servicing Rights
We are exposed to market risk associated with the value of residential MSRs, which are subject to duration, basis, convexity, volatility, and yield curve risks.
As part of our overall risk management strategy, we enter into freestanding derivatives, including interest rate swaps, swaptions, and futures and forward contracts to purchase mortgage-backed securities to economically hedge changes in the fair value of our MSRs. For more information regarding the fair value of our MSRs and the associated derivatives, see Note 5 and Note 8.
Consistent with our traded market risk-based activities, earnings at risk excludes the impact of MSRs. MSRs are instead captured under our single price risk management framework, which is used to calculate a management VaR consistent with the definition used by banking regulators.
Citizens Financial Group, Inc. | 26

Trading Risk
We are exposed to market risk primarily through client facilitation activities involving certain derivative and foreign exchange products, as well as through underwriting and market making activities. This exposure arises from fluctuations in interest rates, basis spreads, commodity prices, foreign exchange rates, equity prices, and credit spreads across various financial instruments. There have been no significant changes in our market risk governance, market risk measurement, or market risk practices including VaR, stressed VaR, sensitivity analysis, stress testing, VaR model review and validation, and VaR backtesting as described in “Market Risk – Trading Risk” in our 2025 Form 10-K.
Market Risk Regulatory Capital
The U.S. banking regulators’ “Market Risk Rule” governs the calculation of market risk capital. Under this rule, our client facing trades and the associated hedges qualify as covered positions and maintain a low net risk. Our internal management VaR measure is calculated using the same population of trades as regulatory VaR.

Table 17: Results of Modeled and Non-Modeled Measures for Regulatory Capital Calculations
(dollars in millions)	For the Three Months Ended September 30, 2026				For the Three Months Ended September 30, 2025
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
Interest Rate	$2	$1	$2	$1	$1	$1	$2	$1
Foreign Exchange Currency Rate	—	—	—	—	—	—	21	—
Credit Spread	1	1	2	—	1	1	2	—
Commodity	—	—	—	—	—	—	—	—
General VaR	3	3	3	1	2	2	2	2
Specific Risk VaR	—	—	—	—	—	—	—	—
Total VaR	$3	$3	$3	$1	$2	$2	$2	$2
Stressed General VaR	$8	$8	$12	$4	$9	$7	$12	$5
Stressed Specific Risk VaR	—	—	—	—	—	—	—	—
Total Stressed VaR	$8	$8	$12	$4	$9	$7	$12	$5
Market Risk Regulatory Capital	$31				$28
Specific Risk Not Modeled Add-on	33				31
de Minimis Exposure Add-on	2				2
Total Market Risk Regulatory Capital	$66				$61
Market Risk-Weighted Assets	$821				$760
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
Citizens Financial Group, Inc. | 27

Liquidity risk is measured and managed by the Funding and Liquidity unit within our Treasury group in accordance with policy guidelines promulgated by our Board and the Asset Liability Committee. The Funding and Liquidity unit is responsible for maintaining a liquidity management framework that effectively manages liquidity risk. Processes within this framework include, but are not limited to, regular and comprehensive reporting, including current levels versus threshold limits for a broad set of liquidity metrics and early warning indicators, explanatory commentary related to emerging risk trends and, as appropriate, recommended remedial strategies, liquidity stress testing, contingency funding plans, and collateral management.
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
As of September 30, 2026:
•Organically generated deposits continue to be our primary source of funding, resulting in a consolidated period-end loan-to-deposit ratio, excluding LHFS, of 80.0%;
•Our total available liquidity, comprised of contingent liquidity and available discount window capacity, was approximately $89.2 billion:
◦Contingent liquidity was $70.1 billion, consisting of unencumbered high-quality liquid securities of $40.0 billion, unused FHLB capacity of $18.6 billion, and cash balances at the FRB of $11.5 billion; and
◦Available discount window capacity was $19.1 billion, defined as available total borrowing capacity from the FRB based on identified collateral, which is primarily secured by non-mortgage commercial and retail loans.
For a summary of our sources and uses of cash by type of activity for the nine months ended September 30, 2026 and 2025, see the Consolidated Statements of Cash Flows in Item 1.
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
During the nine months ended September 30, 2026, the Parent Company completed the following transactions:
•Issued $400 million of 5.299% fixed-reset subordinated notes due 2036;
•Issued 400,000 shares of 6.750% Fixed-Rate Reset Non-Cumulative Perpetual Series J Preferred Stock at an aggregate offering price of $400 million; and
•Issued a notice to redeem all of the outstanding shares of the 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Series G Preferred Stock, which were redeemed on October 6, 2026.
Our Parent Company’s cash and cash equivalents represent a source of liquidity that can be used to meet various needs and totaled $2.4 billion and $2.3 billion as of September 30, 2026 and December 31, 2025, respectively.
During the three months ended September 30, 2026 and 2025, the Parent Company declared dividends on common stock of $197 million and $184 million, respectively, and declared dividends on preferred stock of $33 million and $32 million, respectively.
During the nine months ended September 30, 2026 and 2025, the Parent Company declared dividends on common stock of $593 million and $555 million, respectively, and declared dividends on preferred stock of $99 million.
During the three months ended September 30, 2026 and 2025, the Parent Company repurchased $125 million and $75 million, respectively, of its outstanding common stock, and repurchased $650 million and $475 million, respectively, during the nine months ended September 30, 2026 and 2025.
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
During the nine months ended September 30, 2026, CBNA completed the following transactions:
•Issued $750 million of 4.192% fixed-to-floating rate senior notes due 2029; and
•Issued $750 million of 4.870% fixed-to-floating rate senior notes due 2029.
Citizens Financial Group, Inc. | 29

Credit Ratings
Credit ratings assigned by agencies such as Moody’s, S&P, and Fitch impact our access to unsecured wholesale market funds and to large uninsured customer deposits and are presented in the table below. We currently have a “stable” outlook at S&P, Moody’s, and Fitch. Changes in our public credit ratings could affect both the cost and availability of our wholesale funding.

Table 18: Credit Ratings
September 30, 2026
	Moody’s	S&P	Fitch
Citizens Financial Group, Inc.:
Long-term issuer	Baa1	BBB+	A-
Short-term issuer	NR	A-2	F1
Senior unsecured	Baa1	BBB+	BBB+
Subordinated debt	Baa1	BBB	BBB
Preferred Stock	Baa3	BB+	BB+
Citizens Bank, National Association:
Long-term issuer	A3	A-	A-
Short-term issuer	(P) P-2	A-2	F1
Long-term deposits	A1	NR	A
Short-term deposits	P-1	NR	F1
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
The FRB regularly supervises and evaluates our capital adequacy and capital planning processes, including the submission of an annual capital plan approved by our Board of Directors or one of its committees. Under the FRB’s capital requirements, we must maintain capital ratios above the sum of the regulatory minimum and SCB requirement to avoid restrictions on capital distributions and discretionary bonus payments. The FRB utilizes the supervisory stress test to determine our SCB, which is re-calibrated with each biennial supervisory stress test and updated annually to reflect our planned common stock dividends. As of September 30, 2026, our SCB requirement was 4.5%.
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
Regulatory Capital Ratios and Capital Composition
Under the U.S. Basel III capital framework, we and our banking subsidiary, CBNA, are subject to the following minimum regulatory capital requirements: CET1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0%, Total capital ratio of 8.0%, and Tier 1 leverage ratio of 4.0%. In addition to these minimum requirements, we were subject to a SCB requirement of 4.5% and CBNA was subject to a CCB requirement of 2.5% as of September 30, 2026.
Citizens Financial Group, Inc. | 31

For additional discussion of the U.S. Basel III capital framework and its related application, see “Regulation and Supervision” in our 2025 Form 10-K. The table below presents the regulatory capital amounts and ratios for CFG and CBNA under the U.S. Basel III Standardized Rules:

Table 19: Regulatory Capital Ratios Under the U.S. Basel III Standardized Rules
	September 30, 2026		December 31, 2025
(dollars in millions)	Amount	Ratio	Amount	Ratio	Required Minimum Capital Ratio(1)
CET1 capital
CFG	$18,673	10.5%	$18,240	10.6%	9.0%
CBNA	21,150	12.0	20,946	12.3	7.0
Tier 1 capital
CFG	20,883	11.8	20,351	11.9	10.5
CBNA	21,150	12.0	20,946	12.3	8.5
Total capital
CFG	24,341	13.7	23,654	13.8	12.5
CBNA	24,355	13.8	24,135	14.1	10.5
Tier 1 leverage
CFG	20,883	9.2	20,351	9.5	4.0
CBNA	21,150	9.4	20,946	9.8	4.0
Risk-weighted assets
CFG	177,258		171,493
CBNA	175,955		170,656
Quarterly adjusted average assets(2)
CFG	226,047		215,321
CBNA	224,365		214,310
(1) Represents the minimum regulatory capital requirement under the U.S. Basel III capital framework plus a SCB of 4.5% and CCB of 2.5% for CFG and CBNA, respectively. The SCB and CCB are not applicable to the Tier 1 leverage ratio.
(2) Represents total average assets less certain amounts deducted from Tier 1 capital.
At September 30, 2026, CFG’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2025. Common share repurchases, dividends, and a $5.8 billion increase in RWA were partially offset by net income. Higher commercial and industrial loan balances were the key driver for the increase in RWA.
At September 30, 2026, CBNA’s CET1, Tier 1, and Total capital ratios decreased compared to December 31, 2025. Dividend payments to the Parent Company and a $5.3 billion increase in RWA were partially offset by net income. Higher commercial and industrial loan balances were the key driver for the increase in RWA.
At September 30, 2026, CFG’s and CBNA’s Tier 1 leverage ratio decreased compared to December 31, 2025, reflecting an increase in quarterly adjusted average assets and the respective changes in Tier 1 capital described above.
Citizens Financial Group, Inc. | 32

The following table presents the components of our regulatory capital under the U.S. Basel III capital framework:

Table 20: Capital Composition Under the U.S. Basel III Capital Framework
(dollars in millions)	September 30, 2026	December 31, 2025
Total common stockholders' equity	$22,952	$24,206
Adjustments:
Net unrealized (gains)/losses recorded in AOCI, net of tax:
Debt securities	2,826	1,603
Derivatives	614	118
Unamortized net periodic benefit costs	242	249
Deductions:
Goodwill, net of deferred tax liability	(7,792)	(7,763)
Other intangible assets, net of deferred tax liability	(92)	(104)
Deferred tax assets that arise from tax loss and credit carryforwards	(77)	(69)
Total CET1 capital	18,673	18,240
Qualifying preferred stock	2,210	2,111
Total Tier 1 capital	20,883	20,351
Qualifying subordinated debt(1)	1,378	1,239
Allowance for credit losses	2,172	2,183
Exclusions from Tier 2 capital:
Allowance on PCD assets	(92)	(119)
Adjusted allowance for credit losses	2,080	2,064
Total capital	$24,341	$23,654
(1) As of September 30, 2026 and December 31, 2025, there is no non-qualifying subordinated debt excluded from regulatory capital. See Note 7 for more details on our outstanding subordinated debt.
Capital Transactions
We completed the following capital transactions during the nine months ended September 30, 2026:
•Repurchased $650 million of our outstanding common stock;
•Issued 400,000 shares of 6.750% Fixed-Rate Reset Non-Cumulative Perpetual Series J Preferred Stock at an aggregate offering price of $400 million;
•Issued a notice to redeem all of the outstanding shares of the 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Series G Preferred Stock, which were redeemed on October 6, 2026;
•Declared quarterly common stock dividends of $0.46 per share, aggregating to $593 million; and
•Declared preferred stock dividends aggregating to $99 million.
For additional detail regarding our common and preferred stock dividends, see Note 10.
In October 2026, we announced that our Board of Directors increased the capacity of our common share repurchase program to $1.95 billion, an increase of $1.3 billion above the $650 million of capacity remaining under the prior June 2025 authorization. All future capital distributions are subject to consideration and approval by our Board of Directors prior to execution. The timing and amount of future dividends and share repurchases will depend on various factors, including our capital position, financial performance, balance sheet growth, market conditions, and regulatory considerations.
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
Citizens Financial Group, Inc. | 33

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
The following table presents our regulatory capital ratios including the AOCI impact from securities and pension:

Table 21: AOCI Impact on Regulatory Capital
	September 30, 2026
	CFG			CBNA
(dollars in millions)	CET1	Tier 1	Total	CET1	Tier 1	Total
Regulatory capital, including AOCI impact:
Regulatory capital	$18,673	$20,883	$24,341	$21,150	$21,150	$24,355
Unrealized gains (losses) on securities and pension	(3,068)	(3,068)	(3,068)	(3,049)	(3,049)	(3,049)
Deferred tax assets - securities and pension AOCI	(50)	(50)	(50)	(53)	(53)	(53)
Regulatory capital, including AOCI impact (non-GAAP)	$15,555	$17,765	$21,223	$18,048	$18,048	$21,253
Risk-weighted assets, including AOCI impact:
Risk-weighted assets	$177,258	$177,258	$177,258	$175,955	$175,955	$175,955
Unrealized gains (losses) on securities and pension	(695)	(695)	(695)	(676)	(676)	(676)
Deferred tax assets - securities and pension AOCI	2,490	2,490	2,490	2,466	2,466	2,466
Risk-weighted assets, including AOCI impact (non-GAAP)	$179,053	$179,053	$179,053	$177,745	$177,745	$177,745
Ratio:
Regulatory capital ratio	10.5%	11.8%	13.7%	12.0%	12.0%	13.8%
Regulatory capital ratio, including AOCI impact (non-GAAP)	8.7%	9.9%	11.9%	10.2%	10.2%	12.0%
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
Allowance for Credit Losses
The ACL of $2.2 billion at September 30, 2026 decreased $11 million compared to December 31, 2025, reflecting improved loan mix given reductions in CRE general office and runoff of certain retail portfolios. These factors were partially offset by economic uncertainty and targeted risk concerns.
As of September 30, 2026, our ACL economic forecast over a two-year reasonable and supportable period contemplates a slowdown in economic activity, driven by uncertainty surrounding elevated interest rates, persistent inflationary pressures, higher energy costs, the implementation of tariffs and protectionist trade policies, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.3% and a start-to-trough real GDP decline of approximately 0.5%, broadly consistent with forecast assumptions utilized at December 31, 2025. More severe economic scenarios are applied to certain portfolios, such as CRE general office, with peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4%, consistent with the more severe scenario assumptions utilized at December 31, 2025.
Citizens Financial Group, Inc. | 34

Our determination of the ACL is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. To illustrate this sensitivity, we applied a more pessimistic scenario than that described above which reflects deeper real GDP contraction across our two-year reasonable and supportable forecast period with peak unemployment of approximately 7.6% and a start-to-trough real GDP decline of approximately 2.2%. Excluding consideration of qualitative adjustments, this scenario would result in a quantitative lifetime loss estimate of approximately 1.4x our modeled period-end ACL, or an increase of approximately $600 million. This analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
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
Accounting standards issued but not adopted as of September 30, 2026:

Pronouncement	Summary of Guidance	Effects on Financial Statements
Disaggregation of Income Statement Expenses Issued November 2024
•Requires tabular disclosure of certain expense types, including employee compensation, depreciation, intangible asset amortization, and selling expenses.

•Requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated.

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
The following tables present the computation of non-GAAP financial measures used in MD&A, as well as the reconciliation to the comparable GAAP financial measure, as applicable:

Table 22: Reconciliation of Tangible Book Value per Common Share (non-GAAP)
(dollars in millions, except per share data)	September 30, 2026	December 31, 2025
Book value per common share(1)	$54.49	$56.39
Tangible book value per common share:
Common stockholders' equity	$22,952	$24,206
Less: Goodwill	8,220	8,187
Less: Other intangible assets	100	115
Add: Deferred tax liabilities related to goodwill and other intangible assets	438	437
Tangible common equity (non-GAAP)(2)	$15,070	$16,341
Common shares outstanding at period end	421,219,810	429,242,174
Tangible book value per common share (non-GAAP)(3)	$35.78	$38.07
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

Table 23: Reconciliation of Return on Average Tangible Common Equity (non-GAAP)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Return on average common equity(1)	10.05%	7.77%	9.18%	7.07%
Net income available to common stockholders	$599	$457	$1,637	$1,199
Net income available to common stockholders (annualized)	2,377	1,811	2,188	1,602
Return on average tangible common equity:
Average common equity	$23,644	$23,288	$23,825	$22,661
Less: Average goodwill	8,220	8,187	8,213	8,187
Less: Average other intangibles	103	126	108	134
Add: Average deferred tax liabilities related to goodwill and other intangible assets	438	440	437	439
Average tangible common equity (non-GAAP)(2)	$15,759	$15,415	$15,941	$14,779
Return on average tangible common equity (non-GAAP)(3)	15.08%	11.75%	13.73%	10.84%
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
Citizens Financial Group, Inc. | 38

Table 24: Reconciliation of Net Interest Income and Net Interest Margin on an FTE Basis (non-GAAP)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net interest income (annualized)	$6,645	$5,902	$6,509	$5,771
Average interest-earning assets	208,942	197,598	205,906	196,334
Net interest margin(1)	3.18%	2.99%	3.16%	2.94%

Net interest income	$1,675	$1,488	$4,868	$4,316
FTE adjustment	3	4	9	12
Net interest income on an FTE basis (non-GAAP)(2)	$1,678	$1,492	$4,877	$4,328
Net interest income on an FTE basis (annualized) (non-GAAP)(2)	6,657	5,919	6,522	5,787

Net interest margin on an FTE basis (non-GAAP)(2)(3)	3.19%	3.00%	3.17%	2.95%
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
Citizens Financial Group, Inc. | 39

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Citizens Financial Group, Inc. | 40

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in millions, except par value)	September 30, 2026	December 31, 2025
ASSETS:
Cash and due from banks	$1,041	$1,464
Interest-bearing cash and due from banks	11,925	11,263
Interest-bearing deposits in banks(1)	592	961
Debt securities available for sale, at fair value (including $151 and $108 pledged to creditors, respectively)(2)	36,030	35,697
Debt securities held to maturity (fair value of $7,052 and $7,150, respectively, and including $58 and $67 pledged to creditors, respectively)(2)	8,298	7,933
Loans held for sale (includes $656 and $1,065, respectively, measured at fair value)	884	1,198
Loans and leases	148,227	142,692
Less: Allowance for loan and lease losses	(1,905)	(1,943)
Net loans and leases(1)	146,322	140,749
Premises and equipment, net	883	915
Bank-owned life insurance	3,493	3,441
Goodwill	8,220	8,187
Other intangible assets(3)	100	115
Other assets(1)	16,676	14,428
TOTAL ASSETS	$234,464	$226,351
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits:
Noninterest-bearing	$40,916	$40,417
Interest-bearing	144,312	142,896
Total deposits	185,228	183,313
Short-term borrowed funds	819	58
Long-term borrowed funds(1)	17,013	11,224
Other liabilities(1)	6,242	5,439
TOTAL LIABILITIES	209,302	200,034
Commitments and Contingencies (refer to Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock:
$25.00 par value,100,000,000 shares authorized; 2,250,000 and 2,150,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,210	2,111
Common stock:
$0.01 par value, 1,000,000,000 shares authorized; 654,306,959 shares issued and 421,219,810 shares outstanding at September 30, 2026 and 652,238,745 shares issued and 429,242,174 shares outstanding at December 31, 2025	7	7
Additional paid-in capital	22,546	22,476
Retained earnings	12,389	11,345
Treasury stock, at cost, 233,087,149 and 222,996,571 shares at September 30, 2026 and December 31, 2025, respectively	(8,308)	(7,652)
Accumulated other comprehensive income (loss)	(3,682)	(1,970)
TOTAL STOCKHOLDERS’ EQUITY	25,162	26,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,464	$226,351
(1) Includes amounts in consolidated VIEs. See Note 6 for additional information.
(2) Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(3) Excludes MSRs, which are reported in Other assets.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Citizens Financial Group, Inc. | 41

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans and leases	$2,034	$1,897	$5,886	$5,577
Interest and fees on loans held for sale	22	31	69	83
Investment securities(1)	462	433	1,332	1,279
Interest-bearing deposits in banks	103	97	297	278
Total interest income	2,621	2,458	7,584	7,217
INTEREST EXPENSE:
Deposits	767	816	2,229	2,413
Short-term borrowed funds	12	5	25	22
Long-term borrowed funds	167	149	462	466
Total interest expense	946	970	2,716	2,901
Net interest income	1,675	1,488	4,868	4,316
Provision (benefit) for credit losses	125	154	399	471
Net interest income after provision (benefit) for credit losses	1,550	1,334	4,469	3,845
NONINTEREST INCOME:
Service charges and fees	120	112	349	332
Capital markets fees	149	166	436	371
Wealth fees	109	93	311	262
Card fees	90	87	262	260
Mortgage banking fees	35	49	119	181
Foreign exchange and derivative products	49	42	140	122
Letter of credit and loan fees	54	48	156	137
Securities gains, net	11	2	24	14
Other income	30	31	108	95
Total noninterest income	647	630	1,905	1,774
NONINTEREST EXPENSE:
Salaries and employee benefits	750	705	2,253	2,082
Equipment and software	202	197	594	584
Outside services	174	161	510	485
Occupancy	107	106	329	326
Other operating expense	160	166	479	491
Total noninterest expense	1,393	1,335	4,165	3,968
Income before income tax expense	804	629	2,209	1,651
Income tax expense	168	135	469	348
NET INCOME	$636	$494	$1,740	$1,303
Net income available to common stockholders	$599	$457	$1,637	$1,199
Weighted-average common shares outstanding:
Basic	421,148,362	431,365,552	423,105,960	434,416,696
Diluted	425,662,538	435,472,350	427,338,300	437,915,596
Per common share information:
Basic earnings	$1.42	$1.06	$3.87	$2.76
Diluted earnings	1.41	1.05	3.83	2.74
(1) Comprised primarily of taxable interest income for all periods presented.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$636	$494	$1,740	$1,303
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(371)	(16)	(675)	275
Reclassification of net (gains) losses to earnings	43	144	179	437
Investment securities:
Net unrealized gains (losses) on AFS securities arising during the period	(1,116)	223	(1,287)	561
Reclassification of net (gains) losses to earnings	21	18	64	48
Defined benefit plans:
Amortization of actuarial (gain) loss to earnings	2	3	7	7
Total other comprehensive income (loss), net of tax	(1,421)	372	(1,712)	1,328
Total comprehensive income (loss)	($785)	$866	$28	$2,631
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 43

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at July 1, 2025	2	$2,113	433	$7	$22,420	$10,783	($7,450)	($2,639)	$25,234
Dividends declared - common stock	—	—	—	—	—	(184)	—	—	(184)
Dividends declared - preferred stock	—	—	—	—	—	(32)	—	—	(32)
Preferred stock issued	—	393	—	—	—	—	—	—	393
Preferred stock redemption	—	(395)	—	—	—	(5)	—	—	(400)
Treasury stock purchased	—	—	(2)	—	—	—	(75)	—	(75)
Share repurchase excise tax	—	—	—	—	—	—	(1)	—	(1)
Share-based compensation plans	—	—	—	—	21	—	—	—	21
Employee stock purchase plan	—	—	—	—	7	—	—	—	7
Total comprehensive income (loss):
Net income	—	—	—	—	—	494	—	—	494
Other comprehensive income (loss)	—	—	—	—	—	—	—	372	372
Total comprehensive income (loss)	—	—	—	—	—	494	—	372	866
Balance at September 30, 2025	2	$2,111	431	$7	$22,448	$11,056	($7,526)	($2,267)	$25,829
Balance at July 1, 2026	2	$2,111	423	$7	$22,521	$11,987	($8,182)	($2,261)	$26,183
Dividends declared - common stock	—	—	—	—	—	(197)	—	—	(197)
Dividends declared - preferred stock	—	—	—	—	—	(33)	—	—	(33)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Preferred stock redemption	—	(296)	—	—	—	(4)	—	—	(300)
Treasury stock purchased	—	—	(2)	—	—	—	(125)	—	(125)
Share repurchase excise tax	—	—	—	—	—	—	(1)	—	(1)
Share-based compensation plans	—	—	—	—	17	—	—	—	17
Employee stock purchase plan	—	—	—	—	8	—	—	—	8
Total comprehensive income (loss):
Net income	—	—	—	—	—	636	—	—	636
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,421)	(1,421)
Total comprehensive income (loss)	—	—	—	—	—	636	—	(1,421)	(785)
Balance at September 30, 2026	2	$2,210	421	$7	$22,546	$12,389	($8,308)	($3,682)	$25,162
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 44

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total
(dollars and shares in millions)	Shares	Amount	Shares	Amount
Balance at January 1, 2025	2	$2,113	441	$7	$22,364	$10,412	($7,047)	($3,595)	$24,254
Dividends declared - common stock	—	—	—	—	—	(555)	—	—	(555)
Dividends declared - preferred stock	—	—	—	—	—	(99)	—	—	(99)
Preferred stock issued	—	393	—	—	—	—	—	—	393
Preferred stock redemption	—	(395)	—	—	—	(5)	—	—	(400)
Treasury stock purchased	—	—	(12)	—	—	—	(475)	—	(475)
Share repurchase excise tax	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation plans	—	—	2	—	62	—	—	—	62
Employee stock purchase plan	—	—	—	—	22	—	—	—	22
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,303	—	—	1,303
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,328	1,328
Total comprehensive income (loss)	—	—	—	—	—	1,303	—	1,328	2,631
Balance at September 30, 2025	2	$2,111	431	$7	$22,448	$11,056	($7,526)	($2,267)	$25,829
Balance at January 1, 2026	2	$2,111	429	$7	$22,476	$11,345	($7,652)	($1,970)	$26,317
Dividends declared - common stock	—	—	—	—	—	(593)	—	—	(593)
Dividends declared - preferred stock	—	—	—	—	—	(99)	—	—	(99)
Preferred stock issued	—	395	—	—	—	—	—	—	395
Preferred stock redemption	—	(296)	—	—	—	(4)	—	—	(300)
Treasury stock purchased	—	—	(10)	—	—	—	(650)	—	(650)
Share repurchase excise tax	—	—	—	—	—	—	(6)	—	(6)
Share-based compensation plans	—	—	2	—	46	—	—	—	46
Employee stock purchase plan	—	—	—	—	24	—	—	—	24
Total comprehensive income (loss):
Net income	—	—	—	—	—	1,740	—	—	1,740
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,712)	(1,712)
Total comprehensive income (loss)	—	—	—	—	—	1,740	—	(1,712)	28
Balance at September 30, 2026	2	$2,210	421	$7	$22,546	$12,389	($8,308)	($3,682)	$25,162
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
Citizens Financial Group, Inc. | 45

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
OPERATING ACTIVITIES
Net income	$1,740	$1,303
Adjustments to reconcile net income to net change due to operating activities:
Provision (benefit) for credit losses	399	471
Net change in Loans held for sale	335	(81)
Depreciation, amortization, and accretion	315	366
Deferred income tax expense (benefit)	(40)	(93)
Share-based compensation	110	97
Net gain on sale of assets	(24)	(16)
Net (increase) decrease in Other assets	(1,193)	357
Net increase (decrease) in Other liabilities	(226)	(35)
Net change due to operating activities	1,416	2,369
INVESTING ACTIVITIES
Investment securities:
Purchases of debt securities available for sale	(8,774)	(5,545)
Proceeds from maturities and paydowns of debt securities available for sale	3,499	2,770
Proceeds from sales of debt securities available for sale	2,225	1,218
Proceeds from maturities and paydowns of debt securities held to maturity	551	537
Net (increase) decrease in Interest-bearing deposits in banks	369	(59)
Purchases of loans	(139)	(642)
Sales of loans	566	1,428
Net (increase) decrease in Loans and leases	(6,394)	(3,475)
Capital expenditures	(73)	(82)
Other	(471)	(183)
Net change due to investing activities	(8,641)	(4,033)
FINANCING ACTIVITIES
Net increase (decrease) in Deposits	1,915	5,235
Net increase (decrease) in Short-term borrowed funds	761	214
Proceeds from issuance of long-term borrowed funds	17,746	6,534
Repayments of long-term borrowed funds	(11,965)	(8,520)
Treasury stock purchased	(650)	(475)
Net proceeds from issuance of preferred stock	395	393
Dividends paid to common stockholders	(593)	(555)
Dividends paid to preferred stockholders	(105)	(100)
Other	(40)	(13)
Net change due to financing activities	7,464	2,713
Net change in cash and cash equivalents(1)	239	1,049
Cash and cash equivalents at beginning of period(1)	12,727	10,601
Cash and cash equivalents at end of period(1)	$12,966	$11,650
Non-cash items:
Transfer of loans from loans held for investment to LHFS	$407	$1,939
Transfer of securities from AFS to HTM	833	—
Loans securitized and transferred to AFS securities	15	87
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
Citizens Financial Group, Inc. | 47

NOTE 2 - SECURITIES
The following table presents the major components of securities at amortized cost and fair value:

	September 30, 2026				December 31, 2025
(dollars in millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other	$4,736	$—	($163)	$4,573	$3,163	$10	($50)	$3,123
State and political subdivisions	1	—	—	1	1	—	—	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	33,999	11	(2,756)	31,254	33,379	215	(1,374)	32,220
Other/non-agency	163	—	(1)	162	268	—	(4)	264
Total mortgage-backed securities	34,162	11	(2,757)	31,416	33,647	215	(1,378)	32,484
Collateralized loan obligations	40	—	—	40	89	—	—	89
Total debt securities available for sale, at fair value	$38,939	$11	($2,920)	$36,030	$36,900	$225	($1,428)	$35,697
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	$8,024	$—	($1,244)	$6,780	$7,595	$2	($785)	$6,812
Total mortgage-backed securities	8,024	—	(1,244)	6,780	7,595	2	(785)	6,812
Asset-backed securities	274	—	(2)	272	338	—	—	338
Total debt securities held to maturity	$8,298	$—	($1,246)	$7,052	$7,933	$2	($785)	$7,150
Equity securities, at cost(2)	$1,067	$—	$—	$1,067	$807	$—	$—	$807
Equity securities, at fair value(2)	412	—	—	412	317	—	—	317
(1) Excludes portfolio level basis adjustments of $(141) million and $17 million, respectively, for securities designated in active fair value hedge relationships under the portfolio layer method at September 30, 2026 and December 31, 2025.
(2) Included in Other assets in the Consolidated Balance Sheets.
During the third quarter of 2026, the Company transferred AFS securities with an aggregate fair value of $833 million to HTM. The related net pretax unrealized loss of $199 million remains in AOCI and will be amortized over the remaining lives of the securities as a yield adjustment.
Accrued interest receivable on debt securities totaled $148 million and $139 million as of September 30, 2026 and December 31, 2025, respectively, and is included in Other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 48

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of September 30, 2026. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without incurring penalties.

	Distribution of Maturities
(dollars in millions)	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Amortized cost:
U.S. Treasury and other	$799	$2,891	$1,046	$—	$4,736
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	518	1,888	1,484	30,109	33,999
Other/non-agency	—	—	—	163	163
Collateralized loan obligations	—	—	40	—	40
Total debt securities available for sale	1,317	4,779	2,570	30,273	38,939
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	8,024	8,024
Asset-backed securities	274	—	—	—	274
Total debt securities held to maturity	274	—	—	8,024	8,298
Total amortized cost of debt securities	$1,591	$4,779	$2,570	$38,297	$47,237

Fair value:
U.S. Treasury and other	$791	$2,787	$995	$—	$4,573
State and political subdivisions	—	—	—	1	1
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	513	1,805	1,356	27,580	31,254
Other/non-agency	—	—	—	162	162
Collateralized loan obligations	—	—	40	—	40
Total debt securities available for sale	1,304	4,592	2,391	27,743	36,030
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	—	—	—	6,780	6,780
Asset-backed securities	272	—	—	—	272
Total debt securities held to maturity	272	—	—	6,780	7,052
Total fair value of debt securities	$1,576	$4,592	$2,391	$34,523	$43,082
The following table presents realized gains and losses on the sale of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Gains	$11	$2	$24	$14
Losses	—	—	—	—
Securities gains, net	$11	$2	$24	$14
At September 30, 2026 and December 31, 2025, debt securities with a carrying value of $3.3 billion and $3.4 billion, respectively, were pledged to secure public deposits, trust funds, FHLB borrowing capacity, repurchase agreements, and derivative contracts, and for other purposes required or permitted by law.
Impairment
The Company evaluated its existing HTM portfolio as of September 30, 2026 and concluded that 97% of HTM securities met the zero expected credit loss criteria and, therefore, no ACL was recognized. Lifetime expected credit losses on the remainder of the HTM portfolio were determined to be insignificant based on the modeling of the Company’s credit loss position in the securities. The Company monitors the credit exposure of its HTM portfolio through the use of credit quality indicators, which include external credit ratings or an internally derived credit rating when an external rating is not available. All securities were determined to be investment grade at September 30, 2026.
Citizens Financial Group, Inc. | 49

The following tables present AFS debt securities with fair values below their respective carrying values, disclosed by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$2,602	($128)	$1,971	($35)	$4,573	($163)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	19,198	(1,031)	10,822	(1,725)	30,020	(2,756)
Other/non-agency	—	—	162	(1)	162	(1)
Total mortgage-backed securities	19,198	(1,031)	10,984	(1,726)	30,182	(2,757)
Total	$21,800	($1,159)	$12,955	($1,761)	$34,755	($2,920)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and other	$—	$—	$1,990	($50)	$1,990	($50)
Mortgage-backed securities:
Federal agencies and U.S. government sponsored entities	3,415	(164)	13,098	(1,210)	16,513	(1,374)
Other/non-agency	—	—	263	(4)	263	(4)
Total mortgage-backed securities	3,415	(164)	13,361	(1,214)	16,776	(1,378)
Total	$3,415	($164)	$15,351	($1,264)	$18,766	($1,428)
The Company does not currently have the intent to sell these AFS debt securities, and it is not more likely than not that the Company will be required to sell them prior to recovery of their amortized cost bases. The Company determined that credit losses are not expected to be incurred on the AFS debt securities identified with unrealized losses as of September 30, 2026. The unrealized losses on these AFS debt securities reflect non-credit-related factors driven by changes in interest rates. Therefore, the Company determined that these AFS debt securities are not impaired.
NOTE 3 - LOANS AND LEASES
Loans held for investment are reported at outstanding principal, net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans.
The following table presents loans and leases, excluding LHFS:

(dollars in millions)	September 30, 2026	December 31, 2025
Commercial and industrial	$53,889	$49,232
Commercial real estate	23,334	24,580
Total commercial	77,223	73,812
Residential mortgages	37,036	35,024
Home equity	20,926	19,069
Automobile	1,170	2,310
Education	7,969	8,416
Other retail	3,903	4,061
Total retail	71,004	68,880
Total loans and leases	$148,227	$142,692
Accrued interest receivable on loans and leases held for investment totaled $893 million and $825 million as of September 30, 2026 and December 31, 2025, respectively, and is included in Other assets in the Consolidated Balance Sheets.
Citizens Financial Group, Inc. | 50

Loans pledged as collateral to support FHLB borrowing capacity, consisting primarily of residential mortgages and home equity products, totaled $43.1 billion and $40.8 billion at September 30, 2026 and December 31, 2025, respectively. Loans pledged as collateral to support contingent borrowing capacity at the FRB discount window, consisting of various commercial and consumer loan products, totaled $25.9 billion and $19.0 billion at September 30, 2026 and December 31, 2025, respectively.
Interest income on direct financing and sales-type leases for the three months ended September 30, 2026 and 2025 was $13 million and $11 million, respectively, and is reported within Interest and fees on loans and leases in the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, this interest income was $37 million and $33 million, respectively.
The following table presents the composition of LHFS:

	September 30, 2026			December 31, 2025
(dollars in millions)	Residential Mortgages(1)	Commercial(2)	Total	Residential Mortgages(1)	Commercial(2)	Total
Loans held for sale at fair value	$515	$141	$656	$895	$170	$1,065
Other loans held for sale	—	228	228	—	133	133
Total loans held for sale	$515	$369	$884	$895	$303	$1,198
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
For a detailed discussion of the ACL reserve methodology and estimation techniques as of December 31, 2025, see Note 4 in the Company’s 2025 Form 10-K. There were no significant changes to the ACL reserve methodology during the nine months ended September 30, 2026.
The following table presents a summary of changes in the ACL for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(dollars in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Allowance for loan and lease losses, beginning of period	$1,116	$853	$1,969	$1,058	$885	$1,943
Charge-offs	(75)	(89)	(164)	(242)	(271)	(513)
Recoveries	2	25	27	25	78	103
Net charge-offs	(73)	(64)	(137)	(217)	(193)	(410)
Provision expense (benefit) for loans and leases	3	70	73	205	167	372
Allowance for loan and lease losses, end of period	1,046	859	1,905	1,046	859	1,905
Allowance for unfunded lending commitments, beginning of period	177	38	215	194	46	240
Provision expense (benefit) for unfunded lending commitments	41	11	52	24	3	27
Allowance for unfunded lending commitments, end of period	218	49	267	218	49	267
Total allowance for credit losses, end of period	$1,264	$908	$2,172	$1,264	$908	$2,172
During the nine months ended September 30, 2026, net charge-offs of $410 million and a provision for expected credit losses of $399 million resulted in a decrease of $11 million to the ACL.
Citizens Financial Group, Inc. | 51

As of September 30, 2026, the Company’s ACL economic forecast over a two-year reasonable and supportable period contemplates a slowdown in economic activity, driven by uncertainty surrounding elevated interest rates, persistent inflationary pressures, higher energy costs, the implementation of tariffs and protectionist trade policies, and geopolitical tensions. This forecast is generally applied to the retail and commercial and industrial portfolios and projects peak unemployment of approximately 5.3% and a start-to-trough real GDP decline of approximately 0.5%, broadly consistent with forecast assumptions utilized at December 31, 2025. More severe economic scenarios are applied to certain portfolios, such as CRE general office, with peak unemployment of approximately 9.4% and a start-to-trough real GDP decline of approximately 4.4%, consistent with the more severe scenario assumptions utilized at December 31, 2025.
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
Citizens Financial Group, Inc. | 52

The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of September 30, 2026:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$6,426	$7,422	$2,244	$786	$1,404	$2,140	$30,883	$202	$51,507
Special Mention	3	227	25	15	48	41	342	—	701
Substandard Accrual	3	39	19	98	67	330	848	22	1,426
Nonaccrual	—	5	4	9	48	92	89	8	255
Total commercial and industrial	6,432	7,693	2,292	908	1,567	2,603	32,162	232	53,889
Commercial real estate
Pass	4,386	3,045	1,425	419	2,222	6,961	1,895	7	20,360
Special Mention	302	55	—	—	157	336	10	—	860
Substandard Accrual	1	31	75	21	500	898	10	—	1,536
Nonaccrual	—	4	—	4	249	319	1	1	578
Total commercial real estate	4,689	3,135	1,500	444	3,128	8,514	1,916	8	23,334
Total commercial
Pass	10,812	10,467	3,669	1,205	3,626	9,101	32,778	209	71,867
Special Mention	305	282	25	15	205	377	352	—	1,561
Substandard Accrual	4	70	94	119	567	1,228	858	22	2,962
Nonaccrual	—	9	4	13	297	411	90	9	833
Total commercial	$11,121	$10,828	$3,792	$1,352	$4,695	$11,117	$34,078	$240	$77,223
The following table presents the amortized cost basis of commercial loans and leases by vintage date and internal risk rating as of December 31, 2025:

	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial
Pass	$8,889	$3,985	$1,196	$2,415	$1,174	$1,966	$26,951	$77	$46,653
Special Mention	13	5	42	141	174	124	359	4	862
Substandard Accrual	13	16	104	132	145	258	752	20	1,440
Nonaccrual	—	4	15	57	17	72	107	5	277
Total commercial and industrial	8,915	4,010	1,357	2,745	1,510	2,420	28,169	106	49,232
Commercial real estate
Pass	4,769	1,827	722	3,712	3,680	4,805	1,346	4	20,865
Special Mention	—	2	7	729	294	166	73	—	1,271
Substandard Accrual	—	—	34	577	167	915	27	106	1,826
Nonaccrual	—	—	3	127	41	442	1	4	618
Total commercial real estate	4,769	1,829	766	5,145	4,182	6,328	1,447	114	24,580
Total commercial
Pass	13,658	5,812	1,918	6,127	4,854	6,771	28,297	81	67,518
Special Mention	13	7	49	870	468	290	432	4	2,133
Substandard Accrual	13	16	138	709	312	1,173	779	126	3,266
Nonaccrual	—	4	18	184	58	514	108	9	895
Total commercial	$13,684	$5,839	$2,123	$7,890	$5,692	$8,748	$29,616	$220	$73,812
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
Citizens Financial Group, Inc. | 53

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of September 30, 2026:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$1,881	$2,716	$1,488	$1,179	$3,148	$10,423	$—	$—	$20,835
740-799	2,285	1,623	780	549	1,282	4,340	—	—	10,859
680-739	481	402	241	215	459	1,648	—	—	3,446
620-679	51	69	57	74	126	580	—	—	957
<620	4	26	18	105	104	670	—	—	927
No FICO available(1)	—	—	—	—	2	10	—	—	12
Total residential mortgages	4,702	4,836	2,584	2,122	5,121	17,671	—	—	37,036
Home equity
800+	—	3	3	5	8	63	7,577	192	7,851
740-799	—	3	3	5	5	44	6,699	215	6,974
680-739	—	2	3	2	2	26	3,756	196	3,987
620-679	—	—	—	1	2	15	964	155	1,137
<620	—	—	—	2	1	13	631	325	972
No FICO available(1)	—	1	1	—	—	2	1	—	5
Total home equity	—	9	10	15	18	163	19,628	1,083	20,926
Automobile
800+	—	—	—	30	127	154	—	—	311
740-799	—	—	—	37	133	132	—	—	302
680-739	—	—	—	33	101	88	—	—	222
620-679	—	—	—	20	65	57	—	—	142
<620	—	—	—	28	88	77	—	—	193
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	—	148	514	508	—	—	1,170
Education
800+	218	360	235	262	464	2,438	—	—	3,977
740-799	264	397	227	222	316	1,094	—	—	2,520
680-739	119	150	103	100	135	418	—	—	1,025
620-679	16	32	30	30	43	144	—	—	295
<620	2	9	10	13	19	75	—	—	128
No FICO available(1)	—	—	—	—	—	24	—	—	24
Total education	619	948	605	627	977	4,193	—	—	7,969
Other retail
800+	16	65	23	21	29	15	511	—	680
740-799	23	61	32	26	29	23	798	—	992
680-739	20	41	25	21	27	24	748	—	906
620-679	14	22	11	12	22	16	268	—	365
<620	6	12	9	10	30	18	172	—	257
No FICO available(1)	1	1	—	—	—	1	700	—	703
Total other retail	80	202	100	90	137	97	3,197	—	3,903
Total retail
800+	2,115	3,144	1,749	1,497	3,776	13,093	8,088	192	33,654
740-799	2,572	2,084	1,042	839	1,765	5,633	7,497	215	21,647
680-739	620	595	372	371	724	2,204	4,504	196	9,586
620-679	81	123	98	137	258	812	1,232	155	2,896
<620	12	47	37	158	242	853	803	325	2,477
No FICO available(1)	1	2	1	—	2	37	701	—	744
Total retail	$5,401	$5,995	$3,299	$3,002	$6,767	$22,632	$22,825	$1,083	$71,004
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 54

The following table presents the amortized cost basis of retail loans by vintage date and current FICO score as of December 31, 2025:

	Term Loans by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Residential mortgages
800+	$2,075	$1,664	$1,290	$3,276	$4,919	$6,099	$—	$—	$19,323
740-799	2,377	960	656	1,375	2,004	2,759	—	—	10,131
680-739	621	324	239	483	646	1,136	—	—	3,449
620-679	74	74	80	141	169	491	—	—	1,029
<620	6	18	135	130	184	605	—	—	1,078
No FICO available(1)	—	—	—	3	1	10	—	—	14
Total residential mortgages	5,153	3,040	2,400	5,408	7,923	11,100	—	—	35,024
Home equity
800+	—	2	3	5	6	66	6,686	193	6,961
740-799	—	4	3	4	3	49	6,148	217	6,428
680-739	—	3	3	4	3	36	3,453	193	3,695
620-679	—	—	2	2	2	16	900	162	1,084
<620	—	—	4	2	2	14	554	321	897
No FICO available(1)	—	1	—	—	—	2	1	—	4
Total home equity	—	10	15	17	16	183	17,742	1,086	19,069
Automobile
800+	—	—	47	224	316	63	—	—	650
740-799	—	—	58	233	266	61	—	—	618
680-739	—	—	53	180	175	41	—	—	449
620-679	—	—	30	107	98	25	—	—	260
<620	—	—	39	133	127	34	—	—	333
No FICO available(1)	—	—	—	—	—	—	—	—	—
Total automobile	—	—	227	877	982	224	—	—	2,310
Education
800+	287	271	311	517	1,002	1,817	—	—	4,205
740-799	393	268	268	385	459	886	—	—	2,659
680-739	160	125	120	161	160	335	—	—	1,061
620-679	23	40	42	48	46	119	—	—	318
<620	5	13	17	25	23	61	—	—	144
No FICO available(1)	2	—	—	—	—	27	—	—	29
Total education	870	717	758	1,136	1,690	3,245	—	—	8,416
Other retail
800+	127	60	31	31	9	9	508	—	775
740-799	132	82	43	33	9	19	793	—	1,111
680-739	93	62	36	30	8	20	733	1	983
620-679	54	30	20	22	6	11	271	—	414
<620	16	21	17	29	8	10	190	—	291
No FICO available(1)	4	—	—	—	—	2	481	—	487
Total other retail	426	255	147	145	40	71	2,976	1	4,061
Total retail
800+	2,489	1,997	1,682	4,053	6,252	8,054	7,194	193	31,914
740-799	2,902	1,314	1,028	2,030	2,741	3,774	6,941	217	20,947
680-739	874	514	451	858	992	1,568	4,186	194	9,637
620-679	151	144	174	320	321	662	1,171	162	3,105
<620	27	52	212	319	344	724	744	321	2,743
No FICO available(1)	6	1	—	3	1	41	482	—	534
Total retail	$6,449	$4,022	$3,547	$7,583	$10,651	$14,823	$20,718	$1,087	$68,880
(1) Represents loans for which an updated FICO score was unavailable (e.g., due to recent profile changes).
Citizens Financial Group, Inc. | 55

The following tables present gross charge-offs by vintage date for the Company’s loan and lease portfolios:

	Nine Months Ended September 30, 2026
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$13	$10	$25	$7	$11	$77	$—	$143
Commercial real estate	—	—	—	12	25	62	—	—	99
Total commercial	—	13	10	37	32	73	77	—	242
Residential mortgages	—	—	—	—	—	3	—	—	3
Home equity	—	—	—	—	—	3	13	—	16
Automobile	—	—	—	3	11	10	—	—	24
Education	—	4	6	9	13	42	—	—	74
Other retail	27	13	5	4	3	5	97	—	154
Total retail	27	17	11	16	27	63	110	—	271
Total loans and leases	$27	$30	$21	$53	$59	$136	$187	$—	$513

	Nine Months Ended September 30, 2025
	Term Loans and Leases by Origination Year						Revolving Loans
(dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Within the Revolving Period	Converted to Term	Total
Commercial and industrial	$—	$—	$2	$51	$22	$5	$26	$—	$106
Commercial real estate	—	1	3	21	12	126	—	—	163
Total commercial	—	1	5	72	34	131	26	—	269
Residential mortgages	—	—	—	—	—	2	—	—	2
Home equity	—	—	—	1	—	2	9	—	12
Automobile	—	—	4	20	16	7	—	—	47
Education	—	3	6	14	22	62	—	—	107
Other retail	29	27	16	9	4	7	101	—	193
Total retail	29	30	26	44	42	80	110	—	361
Total loans and leases	$29	$31	$31	$116	$76	$211	$136	$—	$630
Citizens Financial Group, Inc. | 56

Nonaccrual and Past Due Assets
The following tables present an aging analysis of accruing and nonaccrual loans and leases:

	September 30, 2026
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$53,598	$23	$11	$2	$255	$53,889	$51
Commercial real estate	22,551	178	23	4	578	23,334	33
Total commercial	76,149	201	34	6	833	77,223	84
Residential mortgages	36,529	73	43	157	234	37,036	135
Home equity	20,483	90	32	—	321	20,926	207
Automobile	1,104	34	13	—	19	1,170	3
Education	7,893	32	22	2	20	7,969	4
Other retail	3,824	27	18	—	34	3,903	1
Total retail	69,833	256	128	159	628	71,004	350
Total	$145,982	$457	$162	$165	$1,461	$148,227	$434
Guaranteed residential mortgages(1)	$734	$33	$18	$157	$—	$942	$—

	December 31, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total	Nonaccrual with no related ACL
Commercial and industrial	$48,873	$63	$14	$5	$277	$49,232	$34
Commercial real estate	23,700	184	58	20	618	24,580	85
Total commercial	72,573	247	72	25	895	73,812	119
Residential mortgages	34,547	93	47	141	196	35,024	155
Home equity	18,626	95	28	1	319	19,069	215
Automobile	2,203	59	20	—	28	2,310	4
Education	8,342	36	16	2	20	8,416	2
Other retail	3,957	35	23	—	46	4,061	1
Total retail	67,675	318	134	144	609	68,880	377
Total	$140,248	$565	$206	$169	$1,504	$142,692	$496
Guaranteed residential mortgages(1)	$743	$53	$27	$141	$—	$964	$—
(1) Guaranteed residential mortgages represent loans fully or partially guaranteed or insured by the FHA, VA, and USDA, and are included in the amounts presented for Residential mortgages.
At September 30, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans totaling $481 million and $437 million, respectively, and collateral-dependent commercial loans totaling $216 million and $251 million, respectively.
The amortized cost basis of mortgage loans collateralized by residential real estate for which formal foreclosure proceedings were in-process was $306 million and $307 million as of September 30, 2026 and December 31, 2025, respectively.
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
The following tables present the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 and 2025, disaggregated by class of financing receivable and modification type. The modification type reflects the cumulative effect of all FDMs received during the indicated period.

	Three Months Ended September 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Term Extension and Principal Forgiveness	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$3	$118	$—	$9	$—	$2	$12	$—	$144	0.27%
Commercial real estate	—	357	—	—	—	23	—	—	380	1.63
Total commercial	3	475	—	9	—	25	12	—	524	0.68
Residential mortgages	—	—	43	—	—	33	—	15	91	0.25
Home equity	—	—	6	—	5	1	—	2	14	0.07
Education	2	—	—	—	—	—	—	—	2	0.03
Other retail	5	—	—	—	—	—	—	—	5	0.13
Total retail	7	—	49	—	5	34	—	17	112	0.16
Total	$10	$475	$49	$9	$5	$59	$12	$17	$636	0.43%

	Three Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$1	$151	$—	$2	$—	$1	$155	0.33%
Commercial real estate	—	388	22	—	102	—	512	2.00
Total commercial	1	539	22	2	102	1	667	0.92
Residential mortgages	1	18	6	5	—	1	31	0.09
Home equity	2	1	6	3	—	—	12	0.07
Education	3	—	—	—	—	—	3	0.04
Other retail	5	—	—	—	—	—	5	0.12
Total retail	11	19	12	8	—	1	51	0.07
Total	$12	$558	$34	$10	$102	$2	$718	0.51%
Citizens Financial Group, Inc. | 58

	Nine Months Ended September 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Term Extension and Principal Forgiveness	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$5	$273	$—	$11	$1	$20	$12	$—	$322	0.60%
Commercial real estate	—	640	20	—	—	39	—	48	747	3.20
Total commercial	5	913	20	11	1	59	12	48	1,069	1.38
Residential mortgages	—	16	80	4	1	43	—	25	169	0.46
Home equity	1	—	13	4	7	1	—	2	28	0.13
Education	6	—	—	—	—	—	—	—	6	0.08
Other retail	15	—	—	—	—	—	—	—	15	0.38
Total retail	22	16	93	8	8	44	—	27	218	0.31
Total	$27	$929	$113	$19	$9	$103	$12	$75	$1,287	0.87%

	Nine Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total	Total as a % of Loan Class(1)
Commercial and industrial	$16	$322	$2	$5	$1	$4	$350	0.75%
Commercial real estate	28	707	66	29	103	—	933	3.65
Total commercial	44	1,029	68	34	104	4	1,283	1.77
Residential mortgages	3	42	13	9	1	2	70	0.20
Home equity	5	1	11	5	—	—	22	0.12
Education	8	—	—	—	—	—	8	0.09
Other retail	13	—	—	—	—	—	13	0.32
Total retail	29	43	24	14	1	2	113	0.17
Total	$73	$1,072	$92	$48	$105	$6	$1,396	0.99%
(1) Represents the total amortized cost as of period-end divided by the period-end amortized cost of the corresponding loan class. Accrued interest receivable is excluded from amortized cost and is immaterial.
The following tables present the financial effect of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 and 2025, disaggregated by class of financing receivable:

	Three Months Ended September 30, 2026
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.13%	40	$—	$—
Commercial real estate	—	4	1	—
Residential mortgages	0.53	121	—	—
Home equity	2.95	110	—	—
Education	4.70	—	—	—
Other retail	18.89	—	—	3
Citizens Financial Group, Inc. | 59

	Three Months Ended September 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.18%	20	$—	$—
Commercial real estate	—	12	5	—
Residential mortgages	1.40	107	—	—
Home equity	3.01	143	—	—
Education	5.22	—	—	—
Other retail	19.89	—	—	6

	Nine Months Ended September 30, 2026
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	2.20%	28	$2	$—
Commercial real estate	0.84	9	2	—
Residential mortgages	0.59	114	—	—
Home equity	3.03	168	—	—
Education	4.69	—	—	—
Other retail	18.92	—	—	11

	Nine Months Ended September 30, 2025
(dollars in millions)	Weighted-Average Interest Rate Reduction(1)	Weighted-Average Term Extension (in Months)(1)	Weighted-Average Payment Deferral(1)	Amount of Principal Forgiven(2)
Commercial and industrial	1.52%	18	$—	$—
Commercial real estate	0.83	12	5	—
Residential mortgages	1.27	110	—	—
Home equity	3.41	121	—	—
Education	4.71	—	—	—
Other retail	19.86	—	—	12
(1) Weighted based on period-end amortized cost.
(2) Amounts are recorded as charge-offs.
The following tables present an aging analysis of the period-end amortized cost of loans to borrowers experiencing financial difficulty that were modified during the twelve-month periods ended September 30, 2026 and 2025, disaggregated by class of financing receivable. A loan in a forbearance or repayment plan is reported as past due according to its contractual terms until contractually modified. Subsequent to modification, it is reported as past due based on its restructured terms.

	September 30, 2026
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$296	$—	$1	$1	$65	$363
Commercial real estate	668	114	4	—	142	928
Total commercial	964	114	5	1	207	1,291
Residential mortgages	95	10	7	39	48	199
Home equity	10	—	—	—	29	39
Education	7	—	—	—	1	8
Other retail	15	1	1	—	1	18
Total retail	127	11	8	39	79	264
Total	$1,091	$125	$13	$40	$286	$1,555
Citizens Financial Group, Inc. | 60

	September 30, 2025
		Days Past Due and Accruing
(dollars in millions)	Current	30-59	60-89	90+	Nonaccrual	Total
Commercial and industrial	$348	$1	$—	$35	$61	$445
Commercial real estate	733	83	2	4	293	1,115
Total commercial	1,081	84	2	39	354	1,560
Residential mortgages	49	7	6	16	19	97
Home equity	8	—	—	—	22	30
Education	8	—	—	—	2	10
Other retail	13	2	1	—	1	17
Total retail	78	9	7	16	44	154
Total	$1,159	$93	$9	$55	$398	$1,714
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

	Three Months Ended September 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$21	$—	$—	$1	$22
Commercial real estate	—	12	—	—	—	12
Total commercial	—	33	—	—	1	34
Residential mortgages	—	2	3	2	2	9
Home equity	—	—	—	—	—	—
Education	1	—	—	—	—	1
Other retail	—	—	—	—	—	—
Total retail	1	2	3	2	2	10
Total	$1	$35	$3	$2	$3	$44

	Three Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$36	$—	$—	$36
Commercial real estate	—	4	—	—	4
Total commercial	—	40	—	—	40
Residential mortgages	1	8	4	3	16
Home equity	—	—	—	—	—
Education	1	—	—	—	1
Other retail	1	—	—	—	1
Total retail	3	8	4	3	18
Total	$3	$48	$4	$3	$58
Citizens Financial Group, Inc. | 61

	Nine Months Ended September 30, 2026
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension, and Payment Delay	Total
Commercial and industrial	$—	$25	$—	$—	$1	$—	$26
Commercial real estate	—	95	—	—	—	—	95
Total commercial	—	120	—	—	1	—	121
Residential mortgages	—	11	4	4	3	1	23
Home equity	—	—	—	—	—	—	—
Education	2	—	—	—	—	—	2
Other retail	1	—	—	—	—	—	1
Total retail	3	11	4	4	3	1	26
Total	$3	$131	$4	$4	$4	$1	$147

	Nine Months Ended September 30, 2025
(dollars in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Term Extension and Payment Delay	Total
Commercial and industrial	$—	$48	$—	$—	$—	$48
Commercial real estate	—	72	2	—	—	74
Total commercial	—	120	2	—	—	122
Residential mortgages	1	20	5	6	1	33
Home equity	1	—	1	1	—	3
Education	1	—	—	—	—	1
Other retail	1	—	—	—	—	1
Total retail	4	20	6	7	1	38
Total	$4	$140	$8	$7	$1	$160
Unfunded commitments related to loans modified during the nine months ended September 30, 2026 were $183 million at September 30, 2026. Unfunded commitments related to loans modified during the year ended December 31, 2025 were $465 million at December 31, 2025.
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
The following table summarizes activity related to residential mortgage loans sold with servicing rights retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Cash proceeds from residential mortgage loans sold with servicing retained	$2,325	$2,528	$7,390	$6,920
Gain on sales(1)	12	19	51	56
Contractually specified servicing, late, and other ancillary fees(1)	70	70	209	209
(1) Reported in Mortgage banking fees in the Consolidated Statements of Operations.
Citizens Financial Group, Inc. | 62

The unpaid principal balance of residential mortgage loans related to our MSRs was $94.3 billion and $94.9 billion at September 30, 2026 and December 31, 2025, respectively. The Company manages the risk associated with changes in the fair value of the MSRs with an active economic hedging strategy, which includes the purchase of freestanding derivatives.
The following table summarizes changes in MSRs recorded using the fair value method:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Fair value as of beginning of the period	$1,482	$1,426	$1,455	$1,491
Amounts capitalized	46	42	142	117
Sales(1)	—	—	—	(72)
Changes in unpaid principal balance(2)	(33)	(41)	(118)	(120)
Changes in fair value(3)	107	3	123	14
Fair value at end of the period	$1,602	$1,430	$1,602	$1,430
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

(dollars in millions)	September 30, 2026	December 31, 2025
Fair value	$1,602	$1,455
Weighted average life (years)	8.9	8.0
Weighted average constant prepayment rate	5.6%	7.0%
Decline in fair value from 10% adverse change	$34	$38
Decline in fair value from 20% adverse change	$66	$73
Weighted average option adjusted spread	550 bps	588 bps
Decline in fair value from 10% adverse change	$41	$40
Decline in fair value from 20% adverse change	$82	$80
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
Other Serviced Loans
The Company engages in other servicing relationships from time to time. The following table presents the unpaid principal balance of other serviced loans:

(dollars in millions)	September 30, 2026	December 31, 2025
Education	$283	$341
Commercial and industrial(1)	77	84
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
Consolidated VIEs
The Company has consolidated VIEs related to secured borrowings collateralized by auto loans. The following table summarizes the carrying amount of assets and liabilities for the Company’s consolidated VIEs:

(dollars in millions)	September 30, 2026	December 31, 2025
Assets:
Interest-bearing deposits in banks	$102	$157
Net loans and leases	961	1,929
Other assets	7	11
Total assets	$1,070	$2,097
Liabilities:
Long-term borrowed funds	$660	$1,598
Other liabilities	1	4
Total liabilities	$661	$1,602
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
The following table provides a summary of the assets and liabilities included in the Consolidated Balance Sheets related to unconsolidated VIEs that the Company holds an interest in, but is not the primary beneficiary of:

(dollars in millions)	September 30, 2026	December 31, 2025
Lending to SPEs included in Loans and leases	$6,760	$5,631
Tax-advantaged investments included in Other assets(1)	3,044	2,967
Unfunded commitments for tax-advantaged investments included in Other liabilities(1)	1,016	1,066
Asset-backed investments included in Debt securities	954	1,118
Other investments included in Other assets	18	17
Unfunded commitments for other investments included in Other liabilities	2	2
(1) Includes LIHTC and renewable energy investments.
Citizens Financial Group, Inc. | 64

Lending to Special Purpose Entities
The Company provides lending facilities to third-party sponsored SPEs within its Capital Markets business. The SPEs are primarily funded through these lending facilities or a syndication in which the Company participates. The principal risk of these lending facilities is the credit risk related to the underlying assets in the SPE, in which the Company generally holds a priority position. As of September 30, 2026 and December 31, 2025, the lending facilities had undrawn commitments to extend credit of $4.9 billion and $4.0 billion, respectively. For more information on commitments to extend credit, see Note 11.
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
The Company’s investments in LIHTC partnerships totaled $2.8 billion as of September 30, 2026 and December 31, 2025, with unfunded commitments related to these investments totaling $968 million and $1.1 billion, respectively.
Renewable Energy Entities
The Company’s investments in certain renewable energy entities provide benefits from government incentives and other tax attributes. The Company’s investments in renewable energy entities totaled $224 million and $201 million, respectively, as of September 30, 2026 and December 31, 2025, with unfunded commitments related to these investments totaling $48 million as of September 30, 2026. Unfunded commitments are contingent upon the level of electricity production attained by the renewable energy entity relative to its targeted threshold, changes in the production tax credit rates set by the Internal Revenue Service, and the achievement of commercial operation for a certain renewable energy project under its power purchase agreement.
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
Retained interests from the sale and securitization of originated residential mortgage loans totaled $15 million during the three and nine months ended September 30, 2026, and $87 million during the three and nine months ended September 30, 2025. The mortgage-backed securities received from the issuers, FNMA and FHLMC, include a substantive guarantee and are classified as Debt securities available for sale in the Consolidated Balance Sheets.
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
Citizens Financial Group, Inc. | 65

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Tax credits recognized	$115	$99	$341	$309
Other tax benefits recognized	25	24	76	73
Amortization	(109)	(98)	(328)	(304)
Net benefit (expense) included in Income tax expense	31	25	89	78
Other income	1	1	4	5
Allocated income (loss) on investments	(4)	(3)	(12)	(10)
Net benefit (expense) included in Noninterest income	(3)	(2)	(8)	(5)
Net benefit (expense) included in the Consolidated Statements of Operations	$28	$23	$81	$73
The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ended September 30, 2026 and 2025.
NOTE 7 - BORROWED FUNDS
Short-term borrowed funds
Borrowings with original maturities of one year or less are classified as short-term and were comprised of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
Other short-term borrowed funds(1)	$819	$58
Total short-term borrowed funds	$819	$58
(1) Consists primarily of FHLB advances and short positions held by the Company’s commercial broker dealer as of September 30, 2026, and short positions held by the Company’s commercial broker dealer as of December 31, 2025. See Note 8 for additional information regarding forward purchase contracts entered into to economically hedge short positions held by the Company’s commercial broker dealer.
Citizens Financial Group, Inc. | 66

Long-term borrowed funds
The following table presents a summary of the Company’s long-term borrowed funds:

(dollars in millions)	September 30, 2026	December 31, 2025
Parent Company:
2.850% fixed-rate senior unsecured notes, due July 2026	$—	$500
5.841% fixed/floating-rate senior unsecured notes, due January 2030	1,247	1,246
2.500% fixed-rate senior unsecured notes, due February 2030	299	299
3.250% fixed-rate senior unsecured notes, due April 2030	748	747
3.750% fixed-rate reset subordinated debt, due February 2031(1)	—	69
4.300% fixed-rate reset subordinated debt, due February 2031(1)	—	135
4.350% fixed-rate reset subordinated debt, due February 2031(1)	—	60
5.253% fixed/floating-rate senior unsecured notes, due March 2031	748	747
5.718% fixed/floating-rate senior unsecured notes, due July 2032	1,245	1,244
2.638% fixed-rate subordinated debt, due September 2032	582	577
6.645% fixed/floating-rate senior unsecured notes, due April 2035	746	746
5.299% fixed-reset subordinated notes, due January 2036	398	—
5.641% fixed-rate reset subordinated debt, due May 2037	398	398
CBNA’s Global Note Program:
4.575% fixed/floating-rate senior unsecured notes, due August 2028	799	799
4.192% fixed/floating-rate senior unsecured notes, due January 2029	748	—
4.870% fixed/floating-rate senior unsecured notes, due August 2029	738	—
Additional Borrowings by CBNA and Other Subsidiaries:
Federal Home Loan Bank advances, 4.220% weighted average rate, due through 2045(2)(3)	7,613	2,013
Secured borrowings, 5.601% weighted average rate, due through 2031(2)(4)	687	1,625
Other	17	19
Total long-term borrowed funds	$17,013	$11,224
(1) Notes were redeemed in February 2026.
(2) Rate disclosed reflects the weighted average rate as of September 30, 2026.
(3) Represents floating-rate advances that are prepayable without penalty if paid on the monthly interest rate-reset date.
(4) Collateralized by loans. See Note 6 for additional information.
At September 30, 2026, the Company’s long-term borrowed funds include principal balances of $17.1 billion, unamortized debt issuance costs and discounts of $66 million, and hedging basis adjustments of ($9) million. At December 31, 2025, the Company’s long-term borrowed funds include principal balances of $11.3 billion and unamortized debt issuance costs and discounts of $71 million. See Note 8 for further information about the Company’s hedging of certain long-term borrowed funds.
Advances, lines of credit, and letters of credit from the FHLB are collateralized primarily by residential mortgages and home equity products sufficient to satisfy the collateral maintenance level established by the FHLB. The utilized FHLB borrowing capacity, primarily for advances and letters of credit, was $12.4 billion and $7.1 billion at September 30, 2026 and December 31, 2025, respectively. The Company’s available FHLB borrowing capacity was $18.6 billion and $22.1 billion at September 30, 2026 and December 31, 2025, respectively. The Company can also borrow from the FRB discount window to meet short-term liquidity requirements. Collateral, including certain loans, is pledged to support this borrowing capacity. At September 30, 2026, the Company’s unused secured borrowing capacity was approximately $77.7 billion, which includes unencumbered securities, FHLB borrowing capacity, and FRB discount window capacity.
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
Citizens Financial Group, Inc. | 67

The following table presents derivative assets and liabilities included in the Consolidated Balance Sheets:

	September 30, 2026			December 31, 2025
(dollars in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$59,211	$134	$6	$67,358	$366	$25
Derivatives not designated as hedging instruments:
Interest rate contracts	193,146	149	931	180,977	187	446
Foreign exchange contracts	39,317	518	342	40,401	510	373
Commodities contracts	13,869	951	867	10,974	458	405
TBA contracts	5,097	75	52	3,043	2	6
Other contracts	671	1	19	968	9	3
Total derivatives not designated as hedging instruments	252,100	1,694	2,211	236,363	1,166	1,233
Total gross derivatives	311,311	1,828	2,217	303,721	1,532	1,258
Less: Gross amounts offset in the Consolidated Balance Sheets(1)		(687)	(687)		(342)	(342)
Less: Cash collateral applied(1)		(399)	(151)		(494)	(137)
Total net derivatives presented in the Consolidated Balance Sheets		$742	$1,379		$696	$779
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
Fair Value Hedges
In a fair value hedge, changes in the fair value of both the derivative instrument and the hedged asset or liability attributable to the risk being hedged are recognized in the same income statement line item in the Consolidated Statements of Operations when the changes in fair value occur. At September 30, 2026 and December 31, 2025, the Company has designated $3.8 billion of interest rate swaps as fair value hedges of its fixed-rate prepayable AFS securities portfolio using the portfolio layer method. This approach allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. At September 30, 2026 and December 31, 2025, the Company has also designated $1.2 billion and $2.8 billion, respectively, of interest rate swaps as fair value hedges to manage interest rate risk within its nonprepayable fixed-rate AFS securities portfolio.
Citizens Financial Group, Inc. | 68

The following table presents the effect of fair value hedges on the Consolidated Statements of Operations and the respective line items affected for each hedged item:

	Location and Amount of Gains (Losses) Recognized
	Interest Income	Interest Expense
(dollars in millions)	Investment Securities	Long-Term Borrowed Funds
Three Months Ended September 30, 2026
Gains (losses) on fair value hedges recognized on:
Hedged items	($128)	$9
Derivatives	130	(9)
Amounts related to interest settlements on derivatives	(1)	—
Total net interest income recognized on fair value hedges	$1	$—
Three Months Ended September 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$12	($3)
Derivatives	(12)	3
Amounts related to interest settlements on derivatives	14	(3)
Total net interest income recognized on fair value hedges	$14	($3)
Nine Months Ended September 30, 2026
Gains (losses) on fair value hedges recognized on:
Hedged items	($225)	$9
Derivatives	229	(9)
Amounts related to interest settlements on derivatives	(3)	—
Total net interest income recognized on fair value hedges	$1	$—
Nine Months Ended September 30, 2025
Gains (losses) on fair value hedges recognized on:
Hedged items	$178	($7)
Derivatives	(180)	7
Amounts related to interest settlements on derivatives	38	(8)
Total net interest income recognized on fair value hedges	$36	($8)
The following table reflects amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	September 30, 2026		December 31, 2025
(dollars in millions)	Debt securities available for sale(1)	Long-term borrowed funds	Debt securities available for sale(1)	Long-term borrowed funds
Carrying amount of hedged assets(2)	$5,725	$—	$8,009	$—
Carrying amount of hedged liabilities	—	738	—	—
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	(157)	(9)	48	—
(1) Includes the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.5 billion and $5.1 billion, respectively, including associated cumulative basis adjustments of $(141) million and $17 million, respectively. The amount of the designated hedging instruments was $3.8 billion at September 30, 2026 and December 31, 2025.
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
Citizens Financial Group, Inc. | 69

The following table presents the pretax net gains (losses) recorded in the Consolidated Statements of Operations and in the Consolidated Statements of Comprehensive Income related to derivative instruments designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Pretax net gains (losses) recognized in OCI	($505)	($21)	($920)	$376
Pretax net gains (losses) reclassified from AOCI into interest income	(58)	(193)	(244)	(591)
Pretax net gains (losses) reclassified from AOCI into noninterest income	—	(4)	—	(5)
Pretax net gains (losses) reclassified from AOCI into interest expense	—	—	—	(1)
The Company estimates that $176 million in pretax net losses related to cash flow hedge strategies will be reclassified from AOCI to earnings over the next 12 months. These losses could differ from amounts recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges after September 30, 2026.
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
Citizens Financial Group, Inc. | 70

The following table presents the effect of economic hedges on noninterest income:

	Amounts Recognized in Noninterest Income for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
(dollars in millions)	2026	2025	2026	2025
Economic hedge type:
Customer interest rate contracts	($453)	($17)	($693)	$218	Foreign exchange and derivative products
Derivatives hedging interest rate risk	462	29	724	(190)	Foreign exchange and derivative products
Customer foreign exchange contracts	(23)	(72)	(174)	345	Foreign exchange and derivative products
Derivatives hedging foreign exchange risk	47	107	253	(423)	Foreign exchange and derivative products
Customer commodity contracts	170	(122)	211	(81)	Foreign exchange and derivative products
Derivatives hedging commodity price risk	(163)	125	(189)	96	Foreign exchange and derivative products
Residential loan commitments	(28)	4	(39)	13	Mortgage banking fees
Derivatives hedging residential loan commitments and mortgage loans held for sale, at fair value	66	(14)	80	(28)	Mortgage banking fees
Derivative contracts used to hedge residential MSRs	(120)	(1)	(142)	26	Mortgage banking fees
Derivative contracts used to hedge equity price risk	16	4	30	15	Capital markets fees
Total	($26)	$43	$61	($9)
Citizens Financial Group, Inc. | 71

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the components of the Company’s OCI:

(dollars in millions)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2026
Net unrealized gains (losses) on cash flow hedges arising during the period	($505)	$134	($371)
Reclassification of net (gains) losses on cash flow hedges to earnings	58	(15)	43
Net unrealized gains (losses) on cash flow hedges	(447)	119	(328)
Net unrealized gains (losses) on AFS securities arising during the period	(1,496)	380	(1,116)
Reclassification of net (gains) losses on investment securities to earnings	28	(7)	21
Net unrealized gains (losses) on investment securities	(1,468)	373	(1,095)
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	3	(1)	2
Defined benefit plans	3	(1)	2
Total other comprehensive income (loss)	($1,912)	$491	($1,421)
Three Months Ended September 30, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	($21)	$5	($16)
Reclassification of net (gains) losses on cash flow hedges to earnings	197	(53)	144
Net unrealized gains (losses) on cash flow hedges	176	(48)	128
Net unrealized gains (losses) on AFS securities arising during the period	300	(77)	223
Reclassification of net (gains) losses on investment securities to earnings	24	(6)	18
Net unrealized gains (losses) on investment securities	324	(83)	241
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	4	(1)	3
Defined benefit plans	4	(1)	3
Total other comprehensive income (loss)	$504	($132)	$372
Nine Months Ended September 30, 2026
Net unrealized gains (losses) on cash flow hedges arising during the period	($920)	$245	($675)
Reclassification of net (gains) losses on cash flow hedges to earnings	244	(65)	179
Net unrealized gains (losses) on cash flow hedges	(676)	180	(496)
Net unrealized gains (losses) on AFS securities arising during the period	(1,723)	436	(1,287)
Reclassification of net (gains) losses on investment securities to earnings	85	(21)	64
Net unrealized gains (losses) on investment securities	(1,638)	415	(1,223)
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	9	(2)	7
Defined benefit plans	9	(2)	7
Total other comprehensive income (loss)	($2,305)	$593	($1,712)
Nine Months Ended September 30, 2025
Net unrealized gains (losses) on cash flow hedges arising during the period	$376	($101)	$275
Reclassification of net (gains) losses on cash flow hedges to earnings	597	(160)	437
Net unrealized gains (losses) on cash flow hedges	973	(261)	712
Net unrealized gains (losses) on AFS securities arising during the period	753	(192)	561
Reclassification of net (gains) losses on investment securities to earnings	64	(16)	48
Net unrealized gains (losses) on investment securities	817	(208)	609
Net actuarial gain (loss) arising during the period	—	—	—
Amortization of actuarial (gain) loss to earnings	10	(3)	7
Defined benefit plans	10	(3)	7
Total other comprehensive income (loss)	$1,800	($472)	$1,328
Citizens Financial Group, Inc. | 72

The following table summarizes the activity in each component of AOCI, net of income taxes:

(dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities	Defined Benefit Plans	Total AOCI
Three Months Ended September 30, 2026
Balance at July 1, 2026	($286)	($1,731)	($244)	($2,261)
Other comprehensive income (loss) before reclassifications	(371)	(1,116)	—	(1,487)
Amounts reclassified from AOCI to earnings	43	21	2	66
Total other comprehensive income (loss)	(328)	(1,095)	2	(1,421)
Balance at September 30, 2026	($614)	($2,826)	($242)	($3,682)
Three Months Ended September 30, 2025
Balance at July 1, 2025	($341)	($2,001)	($297)	($2,639)
Other comprehensive income (loss) before reclassifications	(16)	223	—	207
Amounts reclassified from AOCI to earnings	144	18	3	165
Total other comprehensive income (loss)	128	241	3	372
Balance at September 30, 2025	($213)	($1,760)	($294)	($2,267)
Nine Months Ended September 30, 2026
Balance at January 1, 2026	($118)	($1,603)	($249)	($1,970)
Other comprehensive income (loss) before reclassifications	(675)	(1,287)	—	(1,962)
Amounts reclassified from AOCI to earnings	179	64	7	250
Total other comprehensive income (loss)	(496)	(1,223)	7	(1,712)
Balance at September 30, 2026	($614)	($2,826)	($242)	($3,682)
Nine Months Ended September 30, 2025
Balance at January 1, 2025	($925)	($2,369)	($301)	($3,595)
Other comprehensive income (loss) before reclassifications	275	561	—	836
Amounts reclassified from AOCI to earnings	437	48	7	492
Total other comprehensive income (loss)	712	609	7	1,328
Balance at September 30, 2025	($213)	($1,760)	($294)	($2,267)
Primary location in the Consolidated Statements of Operations of amounts reclassified from AOCI	Net interest income	Securities gains, net and Net interest income	Other operating expense
NOTE 10 - STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes the Company’s preferred stock:

			September 30, 2026			December 31, 2025
(dollars in millions, except per share data)	Liquidation value per share		Preferred Shares		Carrying Amount	Preferred Shares	Carrying Amount
Authorized ($25 par value per share)			100,000,000			100,000,000
Issued and outstanding:
Series B	$1,000		300,000		$296	300,000	$296
Series C	1,000		300,000		297	300,000	297
Series E	1,000	(1)	450,000	(2)	437	450,000	437
Series G	1,000		—		—	300,000	296
Series H	1,000	(1)	400,000	(3)	392	400,000	392
Series I	1,000	(1)	400,000	(4)	393	400,000	393
Series J	1,000		400,000		395	—	—
Total			2,250,000		$2,210	2,150,000	$2,111
(1) Equivalent to $25 per depositary share.
(2) Represented by 18,000,000 depositary shares each representing a 1/40th interest in the Series E Preferred Stock.
(3) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series H Preferred Stock.
(4) Represented by 16,000,000 depositary shares each representing a 1/40th interest in the Series I Preferred Stock.
Citizens Financial Group, Inc. | 73

In July 2026, the Company issued $400 million, or 400,000 shares, of 6.750% Fixed-Rate Reset Non-Cumulative Perpetual Series J Preferred Stock, par value $25 per share, with a liquidation preference of $1,000 per share (the “Series J Preferred Stock”). Net proceeds were $395 million after underwriting fees and other expenses. The Series J Preferred Stock has no stated maturity and is not subject to any sinking fund or other obligation of the Company. With the prior approval of the FRB or other appropriate federal banking agency, as required under applicable capital rules, the Company may redeem the Series J Preferred Stock at a redemption price of $1,000 per share, plus any declared and unpaid dividends. The Series J Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after October 6, 2031 or, in whole but not in part, at any time within 90 days following a regulatory capital treatment event. Holders of the Series J Preferred Stock have no voting rights, except in limited circumstances or as otherwise required by law.
In September 2026, the Company provided notice of its intent to redeem all outstanding shares of its 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Series G Preferred Stock (the “Series G Preferred Stock”). At that time, the Series G Preferred Stock was reclassified from Preferred stock to Other liabilities in the Consolidated Balance Sheets. On October 6, 2026, the Company redeemed all outstanding shares of the Series G Preferred Stock at a redemption price of $1,000 per share.
For further detail regarding the terms and conditions of the Company’s preferred stock, see Note 15 in the Company’s 2025 Form 10-K.
Dividends
The following tables summarize the Company’s common and preferred stock dividend activity:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$0.46	$197	$197	$0.42	$184	$184
Preferred stock
Series B	$17.93	$6	$6	$19.07	$5	$5
Series C	18.32	5	5	19.46	5	6
Series E	12.50	6	6	12.50	6	6
Series F	—	—	—	14.13	6	6
Series G	10.00	3	3	10.00	3	3
Series H	18.43	7	7	18.43	7	7
Series I	16.25	6	7	—	—	—
Total preferred stock		$33	$34		$32	$33

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in millions, except per share data)	Dividends Declared per Share	Dividends Declared	Dividends Paid	Dividends Declared per Share	Dividends Declared	Dividends Paid
Common stock	$1.38	$593	$593	$1.26	$555	$555
Preferred stock
Series B	$52.76	$16	$16	$57.26	$17	$17
Series C	53.93	16	16	58.43	17	18
Series E	37.50	17	17	37.50	17	17
Series F	—	—	—	42.38	17	17
Series G	30.00	9	9	30.00	9	9
Series H	55.31	22	22	55.31	22	22
Series I	48.75	19	25	—	—	—
Total preferred stock		$99	$105		$99	$100
Treasury Stock
During the nine months ended September 30, 2026 and 2025, the Company repurchased $650 million, or 10,090,578 shares, and $475 million, or 11,129,200 shares, respectively, of its outstanding common stock, which are held in treasury stock.
Citizens Financial Group, Inc. | 74

NOTE 11 - COMMITMENTS AND CONTINGENCIES
A summary of outstanding off-balance sheet arrangements is presented below. For more information on these arrangements, see Note 17 in the Company’s 2025 Form 10-K.

(dollars in millions)	September 30, 2026	December 31, 2025
Commitments to extend credit	$110,480	$105,880
Letters of credit	2,730	1,902
Loans sold with recourse	78	85
Risk participation agreements	20	37
Other commitments	7	11
Total	$113,315	$107,915
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
Letters of Credit
Letters of credit in the table above reflect commercial, standby financial, and standby performance letters of credit. Financial and performance standby letters of credit are issued by the Company for the benefit of its customers. They are used as conditional guarantees of payment to a third party in the event the customer either fails to make specific payments or fails to complete a specific project or activity. The Company’s exposure to credit loss in the event of counterparty nonperformance in connection with the above instruments is represented by the contractual amount of those instruments. Letters of credit are generally secured according to the creditworthiness of the counterparty, with collateral including, but not limited to, cash, accounts receivable, inventory, or investment securities. Credit risk associated with letters of credit is considered in determining the appropriate amount of the allowance for unfunded commitments. Standby and commercial letters of credit are issued for terms of no more than two years and one year, respectively.
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
Risk Participation Agreements
RPAs are guarantees issued by the Company to other parties for a fee, whereby the Company agrees to participate in the credit risk of a derivative customer of the other party. The current amount of credit exposure is spread out over multiple counterparties. At September 30, 2026, the remaining terms on these RPAs ranged from less than one year to nine years.
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
Citizens Financial Group, Inc. | 75

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

	September 30, 2026			December 31, 2025
(dollars in millions)	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal	Aggregate Fair Value	Aggregate Unpaid Principal	Aggregate Fair Value Greater (Less) Than Aggregate Unpaid Principal
Residential mortgage loans held for sale	$515	$524	($9)	$895	$872	$23
Commercial loans held for sale	141	146	(5)	170	185	(15)
Citizens Financial Group, Inc. | 76

Recurring Fair Value Measurements
The Company utilizes a variety of valuation techniques to measure its assets and liabilities at fair value on a recurring basis. The following table presents assets and liabilities measured at fair value, including gross derivative assets and liabilities, on a recurring basis at September 30, 2026:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Debt securities available for sale:
Mortgage-backed securities	$31,416	$—	$31,416	$—
Collateralized loan obligations	40	—	40	—
State and political subdivisions	1	—	1	—
U.S. Treasury and other	4,573	4,573	—	—
Total debt securities available for sale	36,030	4,573	31,457	—
Loans held for sale:
Residential loans held for sale	515	—	515	—
Commercial loans held for sale	141	—	141	—
Total loans held for sale, at fair value	656	—	656	—
Mortgage servicing rights	1,602	—	—	1,602
Derivative assets:
Interest rate contracts	283	—	283	—
Foreign exchange contracts	518	—	518	—
Commodities contracts	951	—	951	—
TBA contracts	75	—	75	—
Other contracts	1	—	—	1
Total derivative assets	1,828	—	1,827	1
Equity securities, at fair value(1)	341	341	—	—
Short-term investments	102	—	102	—
Total assets	$40,559	$4,914	$34,042	$1,603
Derivative liabilities:
Interest rate contracts	$937	$—	$937	$—
Foreign exchange contracts	342	—	342	—
Commodities contracts	867	—	867	—
TBA contracts	52	—	52	—
Other contracts	19	—	10	9
Total derivative liabilities	2,217	—	2,208	9
Short-term borrowed funds	69	64	5	—
Other liabilities	109	—	109	—
Total liabilities	$2,395	$64	$2,322	$9
(1) Excludes investments of $71 million included in Other assets in the Consolidated Balance Sheets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient. These investments include capital contributions to private investment funds and have unfunded capital commitments of $11 million at September 30, 2026, which may be called at any time during prescribed time periods. The credit exposure is generally limited to the carrying amount of investments made and unfunded capital commitments.
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
Citizens Financial Group, Inc. | 78

The following tables present a roll forward of the balance sheet amounts for assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,482	$7	$1,455	$5
Issuances	46	9	142	42
Settlements(2)	(33)	6	(118)	(12)
Changes in fair value recognized in earnings(3)	107	(30)	123	(43)
Ending balance	$1,602	($8)	$1,602	($8)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(dollars in millions)	Mortgage Servicing Rights	Other Derivative Contracts	Mortgage Servicing Rights	Other Derivative Contracts
Beginning balance	$1,426	$15	$1,491	$1
Issuances	42	21	117	55
Sales(1)	—	—	(72)	—
Settlements(2)	(41)	(33)	(120)	(60)
Changes in fair value recognized in earnings(3)	3	1	14	8
Ending balance	$1,430	$4	$1,430	$4
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
The following table presents quantitative information about significant unobservable inputs utilized to measure the fair value of Level 3 assets and liabilities:

			September 30, 2026	December 31, 2025
Financial Instrument(1)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Range (Weighted Average)
Mortgage servicing rights	Discounted Cash Flow	Constant prepayment rate	5-14% CPR (6% CPR)	6-15% CPR (7% CPR)
		Option adjusted spread	398-1,002 bps (550 bps)	398-1,038 bps (588 bps)
Other derivative contracts	Internal Model	Pull through rate	8-100% (86%)	8-100% (85%)
		MSR value	35-177 bps (132 bps)	25-177 bps (134 bps)
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
Nonrecurring Fair Value Measurements
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. The following table presents losses recorded in earnings on assets measured at fair value on a nonrecurring basis, regardless of whether the asset is still held at period end:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Collateral-dependent loans	($9)	($39)	($59)	($124)

The following table presents the carrying amount and fair value hierarchy of assets that were held as of the period end indicated and for which a nonrecurring fair value adjustment was recorded in earnings during the year. Carrying amount represents the fair value of the asset as of its measurement date, or date on which a nonrecurring fair value adjustment was recorded.

	September 30, 2026				December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Collateral-dependent loans	$115	$—	$37	$78	$135	$—	$24	$111
Citizens Financial Group, Inc. | 79

Fair Value of Financial Instruments
The following tables present the estimated fair value for financial instruments not recorded at fair value in the Consolidated Financial Statements. The carrying amounts are recorded in the Consolidated Balance Sheets under the indicated captions.

	September 30, 2026
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$8,298	$7,052	$—	$—	$8,024	$6,780	$274	$272
Loans held for sale	228	228	—	—	—	—	228	228
Net loans and leases	146,322	145,922	—	—	481	481	145,841	145,441
Other assets	1,067	1,067	—	—	1,021	1,021	46	46
Financial liabilities:
Deposits	185,228	185,140	—	—	185,228	185,140	—	—
Short-term borrowed funds	750	750	—	—	750	750	—	—
Long-term borrowed funds	17,013	16,620	—	—	17,013	16,620	—	—

	December 31, 2025
	Total		Level 1		Level 2		Level 3
(dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets(1):
Debt securities held to maturity	$7,933	$7,150	$—	$—	$7,595	$6,812	$338	$338
Loans held for sale	133	133	—	—	—	—	133	133
Net loans and leases	140,749	140,131	—	—	437	437	140,312	139,694
Other assets	807	807	—	—	768	768	39	39
Financial liabilities:
Deposits	183,313	183,277	—	—	183,313	183,277	—	—
Short-term borrowed funds	6	6	—	—	6	6	—	—
Long-term borrowed funds	11,224	11,472	—	—	11,224	11,472	—	—
(1) Excludes cash-related financial instruments not recorded at fair value in the Consolidated Balance Sheets with a carrying value and estimated fair value of $13.5 billion and $13.6 billion at September 30, 2026 and December 31, 2025, respectively.
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

	Three Months Ended September 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$83	$36	$—	$119
Capital markets fees	—	142	—	142
Wealth fees	109	—	—	109
Card fees	73	13	—	86
Other banking fees	1	5	—	6
Total revenue from contracts with customers	$266	$196	$—	$462
Total revenue from other sources(1)	51	89	45	185
Total noninterest income	$317	$285	$45	$647

	Three Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$78	$33	$—	$111
Capital markets fees	—	158	—	158
Wealth fees	93	—	—	93
Card fees	73	12	—	85
Other banking fees	1	4	—	5
Total revenue from contracts with customers	$245	$207	$—	$452
Total revenue from other sources(1)	66	79	33	178
Total noninterest income	$311	$286	$33	$630

	Nine Months Ended September 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$238	$110	$—	$348
Capital markets fees	—	406	—	406
Wealth fees	311	—	—	311
Card fees	211	37	4	252
Other banking fees	2	9	—	11
Total revenue from contracts with customers	$762	$562	$4	$1,328
Total revenue from other sources(1)	168	278	131	577
Total noninterest income	$930	$840	$135	$1,905

	Nine Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Service charges and fees	$229	$101	$—	$330
Capital markets fees	—	348	—	348
Wealth fees	262	—	—	262
Card fees	214	38	—	252
Other banking fees	2	8	—	10
Total revenue from contracts with customers	$707	$495	$—	$1,202
Total revenue from other sources(1)	230	238	104	572
Total noninterest income	$937	$733	$104	$1,774
(1) Includes bank-owned life insurance income of $30 million for the three months ended September 30, 2026 and 2025, and $92 million and $85 million for the nine months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026 and 2025, the Company recognized trailing commissions of $4 million related to previous investment sales. For the nine months ended September 30, 2026 and 2025, the Company recognized $13 million and $12 million, respectively.
Citizens Financial Group, Inc. | 81

NOTE 14 - OTHER OPERATING EXPENSE
The following table presents the details of Other operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Marketing	$47	$44	$131	$129
Deposit insurance	34	32	102	108
Other	79	90	246	254
Other operating expense	$160	$166	$479	$491
NOTE 15 - EARNINGS PER SHARE
Basic EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders is net income less preferred stock dividends and the impact of issuance costs associated with preferred stock redemptions. Diluted EPS also reflects the effect of potentially dilutive common shares, including incremental shares issuable under share-based payment awards. Potentially dilutive common shares are excluded from diluted EPS in periods in which their effect would be antidilutive.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2026	2025	2026	2025
Numerator (basic and diluted):
Net income	$636	$494	$1,740	$1,303
Less: Preferred stock dividends	33	32	99	99
Less: Impact of preferred stock redemption	4	5	4	5
Net income available to common stockholders	$599	$457	$1,637	$1,199
Denominator:
Weighted-average common shares outstanding - basic	421,148,362	431,365,552	423,105,960	434,416,696
Dilutive common shares: share-based awards	4,514,176	4,106,798	4,232,340	3,498,900
Weighted-average common shares outstanding - diluted	425,662,538	435,472,350	427,338,300	437,915,596
Earnings per common share:
Basic	$1.42	$1.06	$3.87	$2.76
Diluted(1)	1.41	1.05	3.83	2.74
(1) Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 3,243 and 3,454 for the three months ended September 30, 2026 and 2025, respectively, and 12,008 and 16,910 for the nine months ended September 30, 2026 and 2025, respectively.
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
Citizens Financial Group, Inc. | 82

For more information on the Company’s business segments, as well as Other non-segment operations, see Note 24 in the Company’s 2025 Form 10-K.
The following tables present certain financial data of the Company’s business segments:

	Three Months Ended September 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,393	$481	($199)	$1,675
Noninterest income	317	285	45	647
Total revenue	1,710	766	(154)	2,322
Direct expenses(1)(2)	717	229	447	1,393
Indirect expenses(3)	298	104	(402)	—
Noninterest expense	1,015	333	45	1,393
Profit (loss) before provision (benefit) for credit losses	695	433	(199)	929
Provision (benefit) for credit losses	74	62	(11)	125
Income (loss) before income tax expense (benefit)	621	371	(188)	804
Income tax expense (benefit)	160	84	(76)	168
Net income (loss)	$461	$287	($112)	$636
Total average assets	$87,563	$69,091	$74,596	$231,250
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $31 million, $4 million, and $71 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Three Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$1,262	$448	($222)	$1,488
Noninterest income	311	286	33	630
Total revenue	1,573	734	(189)	2,118
Direct expenses(1)(2)	692	223	420	1,335
Indirect expenses(3)	287	110	(397)	—
Noninterest expense	979	333	23	1,335
Profit (loss) before provision (benefit) for credit losses	594	401	(212)	783
Provision (benefit) for credit losses	81	78	(5)	154
Income (loss) before income tax expense (benefit)	513	323	(207)	629
Income tax expense (benefit)	130	75	(70)	135
Net income (loss)	$383	$248	($137)	$494
Total average assets	$80,729	$66,134	$72,254	$219,117
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $30 million, $5 million, and $77 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.
Citizens Financial Group, Inc. | 83

	Nine Months Ended September 30, 2026
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$4,050	$1,404	($586)	$4,868
Noninterest income	930	840	135	1,905
Total revenue	4,980	2,244	(451)	6,773
Direct expenses(1)(2)	2,166	679	1,320	4,165
Indirect expenses(3)	893	314	(1,207)	—
Noninterest expense	3,059	993	113	4,165
Profit (loss) before provision (benefit) for credit losses	1,921	1,251	(564)	2,608
Provision (benefit) for credit losses	217	189	(7)	399
Income (loss) before income tax expense (benefit)	1,704	1,062	(557)	2,209
Income tax expense (benefit)	439	252	(222)	469
Net income (loss)	$1,265	$810	($335)	$1,740
Total average assets	$85,592	$68,819	$73,860	$228,271
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $93 million, $12 million, and $217 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
(3) Represents allocated corporate overhead from support functions such as information technology, finance, risk, and human resources.

	Nine Months Ended September 30, 2025
(dollars in millions)	Consumer Banking	Commercial Banking	Other	Consolidated
Net interest income	$3,673	$1,328	($685)	$4,316
Noninterest income	937	733	104	1,774
Total revenue	4,610	2,061	(581)	6,090
Direct expenses(1)(2)	2,040	660	1,268	3,968
Indirect expenses(3)	856	317	(1,173)	—
Noninterest expense	2,896	977	95	3,968
Profit (loss) before provision (benefit) for credit losses	1,714	1,084	(676)	2,122
Provision (benefit) for credit losses	248	239	(16)	471
Income (loss) before income tax expense (benefit)	1,466	845	(660)	1,651
Income tax expense (benefit)	371	195	(218)	348
Net income (loss)	$1,095	$650	($442)	$1,303
Total average assets	$79,040	$65,931	$72,735	$217,706
(1) Represents operating expenses incurred by the business segments and primarily includes salaries and employee benefits, equipment and software, outside services, and occupancy.
(2) Includes depreciation and amortization of $92 million, $15 million, and $230 million, respectively, for the Consumer Banking, Commercial Banking, and Other business segments.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Details of the repurchases of the Company’s common stock during the three months ended September 30, 2026 are included below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Amount of Shares That May Yet Be Purchased as Part of Publicly Announced Plans or Programs(1)
July 1, 2026 - July 31, 2026	1,503,680	$70.76	1,503,680	$668,592,208
August 1, 2026 - August 31, 2026	—	$—	—	$668,592,208
September 1, 2026 - September 30, 2026	262,732	$70.76	262,732	$650,000,000
(1) In October 2026, the Company announced that its Board of Directors increased the capacity of the Company’s common share repurchase program to $1.95 billion, an increase of $1.3 billion above the $650 million of capacity remaining under the prior June 2025 authorization.
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
3.1
Restated Certificate of Incorporation of the Registrant as in effect on the date hereof, as filed with the Secretary of State of the State of Delaware and effective October 6, 2025 (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed October 6, 2025)

3.2
Certificate of Designations of the Registrant with respect to the Series J Preferred Stock, dated July 27, 2026, filed with the Secretary of State of the State of Delaware and effective July 27, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed July 31, 2026)

3.3
Certification of Elimination relating to the Series G Preferred Stock, filed with the Secretary of State of the State of Delaware and effective October 6, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 8, 2026)

3.4
Amended and Restated Bylaws of the Registrant (as amended and restated on February 16, 2023) (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K, filed February 17, 2023)

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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements*

104	Cover page interactive data file in inline XBRL format, included in Exhibit 101 to this report*
* Filed herewith.
Citizens Financial Group, Inc. | 86

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2026.

CITIZENS FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Christopher J. Schnirel
Name: Christopher J. Schnirel
Title: Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Citizens Financial Group, Inc. | 87